Form 10QSB
period 1995-03-31
GREEN DANIEL CO
filed 1995-05-05
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1995  Commission File No. 0-774

DANIEL GREEN COMPANY
(Exact name of registrant as specified in its charter)

     MASSACHUSETTS                     15-0327010
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

     DOLGEVILLE, NEW YORK                       13329
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (315) 429-3131

Former name, former address and former fiscal year, if changed since last report: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Act of 1934 during the preceding twelve months and (2)
has been subject to the filing requirements for at least the past
90 days.       YES  X    NO

     CLASS                    OUTSTANDING AT MARCH 31, 1995

Common Stock $2.50 par value            1,036,892



DANIEL GREEN COMPANY

INDEX
                                                       Page
                                                      Number

Index     . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Information

Balance Sheets, Assets
      March 31, 1995 & December 31, 1994  . . . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      March 31, 1995 & December 31, 1994  . . . . . . . 3

Statements of Operations for the three months ended
      March 31, 1995 and March 31, 1994   . . . . . . . 4

Statements of Cash Flows for the three months ended
      March 31, 1995 and March 31, 1994   . . . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Conditions
      and Results of Operations . . . . . . . . . . . . 7

PART II - Other Information   . . . . . . . . . . . . . 9


DANIEL GREEN COMPANY

Balance Sheets

ASSETS
                                              March 31   December 31
                                               1995         1994
                                            (Unaudited)     (*)
Current Assets:
Cash                                      $     67,271   $   23,551

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1995 - $381,295  1994 - $375,000)          4,922,310    6,633,057

Income Tax Refund Receivable                   126,877           0

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                           3,107,264    2,974,790
     Work In Process                         1,058,659    1,034,896
     Finished Goods                          8,016,344    6,960,994
       Total Inventories                    12,182,267   10,970,680

Deferred Tax Asset                             245,070      245,070

Other Current Assets                            62,852       89,200

Total Current Assets                        17,606,647   17,961,558

Property:

Real Estate and Water Power, at cost         3,273,776    3,264,776
Machinery, Equipment, & Lasts, at cost       5,160,256    4,963,060
                                             8,434,032    8,227,836
Less: Accumulated Depreciation               6,372,594    6,279,037
Property, net                                2,061,438    1,948,799

Other Assets:

Prepaid Pension Expense                      2,202,397    2,179,897
Other Assets                                   129,755      115,524

Total Other Assets                           2,332,152    2,295,421

Total Assets                              $ 22,000,237 $ 22,205,778


(*) Derived from audited financial statements.

See notes to financial statements.

DANIEL GREEN COMPANY

Balance Sheets

Liabilities & Stockholders' Equity
                                            March 31    December 31
                                              1995         1994
                                          (Unaudited)      (*)
Current Liabilities:
Notes Payable, line of credit             $ 5,175,445   $ 5,107,262
Notes Payable, current                        590,336       590,078
Accounts Payable, trade                     1,193,219       432,886
Accrued Salaries & Commissions                100,862       186,609
Accrued Cooperative Advertising                     0       180,000
Other Accrued Liabilities                     174,050       147,640
Income Taxes Payable                                0       402,947
Capital Lease Obligation, current              21,291        23,410

Total Current Liabilities                   7,255,203     7,070,832

Capital Lease Obligations, non-current         20,505         8,107
Notes Payable, non-current                  2,691,005     2,886,306
Deferred Tax Liability                      1,130,813     1,130,813

Total Liabilities                          11,097,526    11,096,058


Stockholder's Equity

Common Stock                                2,592,230     2,592,230
Retained Earnings                           8,310,481     8,517,490
Total Stockholders' Equity                 10,902,711    11,109,720



Total Liabilities & Stockholders' Equity  $ 22,000,237 $ 22,205,778


* Derived from audited financial statements.

See notes to financial statements.


DANIEL GREEN COMPANY

Statements of Operations
(Unaudited)
                                   For the Three Months Ended
                                      March 31      March 31
                                        1995          1994

Net Sales                          $ 4,015,406    $ 4,982,580

Costs and Expenses:

 Cost of Goods Sold                  2,868,852      4,279,067
 Selling, General, & Administrative  1,290,922      1,234,766
 Interest Expense                      189,519        124,002

Total Costs and Expenses             4,349,293      5,637,835

Loss before credit for Income Taxes   (333,887)      (655,255)

Credit for Income Taxes                126,877        248,997


Net Loss                             ($207,010)     ($406,258)

Net Loss per Share                      ($0.20)        ($0.39)

Shares Outstanding                   1,036,892      1,036,892




See notes to financial statements.




DANIEL GREEN COMPANY
Statements of Cash Flows
(Unaudited)
                                         For the Three Months Ended
                                           March 31      March 31
                                             1995          1994
Operating Activities:
 Net Loss                                 $ (207,010)  $ (406,258)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation                                 93,557      83,213
  Amortization                                  6,134       5,268
  Net Pension Credit                          (22,500)    (21,000)

Changes in assets & liabilities:
 (increases) decreases in:
  Accounts Receivable, trade                1,710,747    1,148,660
  Income Tax Refund Receivable               (126,877)    (248,997)
  Inventories                              (1,211,587)    (875,449)
  Other Current Assets                         26,348       22,469
  Other Assets                                (20,364)           0
 increases (decreases) in:
  Accounts Payable, trade                     760,333      744,331
  Accrued Salaries                            (85,747)     (56,139)
  Income Taxes Payable                       (402,947)    (145,501)
  Other Accrued Liabilities                  (153,590)    (139,508)
Net Cash Provided by Operating Activities     366,497      111,089

Investing Activities:
 Purchase of property & equipment            (183,483)    (129,758)

Net Cash Used in Investing Activities        (183,483)    (129,758)

Financing Activities:
 Borrowings on Line of Credit                5,998,747   6,608,601
 Repayments on Line of Credit               (5,930,564) (6,578,050)
 Borrowings of Notes Payable                         0      50,000
 Repayments of Notes Payable                  (195,043)   (108,617)
 Principal payments under Capital Leases       (12,434)    (14,374)

Net Cash Used in Financing Activities         (139,294)    (42,440)

Net Increase (Decrease) in Cash                 43,720     (61,109)

Cash at Beginning of Period                     23,551     122,278

Cash at End of Period                        $  67,271    $ 61,169


See notes to financial statements.


DANIEL GREEN COMPANY


Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three months then ended.

Note 2.   The results of operations for the three months ended
          March 31, 1995 are not necessarily indicative of the results to be expected for the full year.



DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     For the quarter ended March 31, 1995, the Company provided cash of $366,497 from operations. This compares with $111,089 provided in the first quarter of 1994. The reduced loss for the quarter and a lower accounts receivable balance were major reasons for this improvement. Receivables are $138,354 or 2.7% less than in March of 1994, and $1,710,747, (25.8%) less than at December 31, 1994.

     Fewer shipments in the first quarter caused an increase in finished goods inventory for the first three months of 1995. Pairs in inventory grew to 723,292 from a year end level of 586,093 pairs. In March of 1994, there were 529,650 pairs in inventory. Due to the higher level of finished goods, production was reduced by 11.5% in the first quarter of 1995 as compared to 1994. 374,347 pairs were produced in the first quarter of this year.

     Total cash increased for the quarter despite greater investments in plant, property, and equipment, and larger principal repayments.

     The Company currently utilizes a two year $6,000,000 line of credit with Fleet Bank. This commitment expires April 30, 1996.
The Company was in compliance with all loan covenants as of March
31, 1995.

     Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.


2.   Results of Operations

     Net sales for the first quarter were $967,174 less than in 1994, which is a 19.4% reduction. Pairs sold were 258,635, or 11.5% less than the first quarter of 1994. The Company believes that this reduction is due mainly to a poor retailing period in the fourth quarter of 1994. Many major customers have higher than usual inventories which caused the reduction in orders to be shipped in the first quarter of 1995. However, the Company does not feel that this will affect its overall sales volume for the year.

     The cost of goods sold decreased by $1,410,215 or 33.0% in the first quarter. Cost of goods sold was 71.4% of net sales as opposed to 85.9% in 1994. This reduction was primarily a result of lower labor costs and increased production efficiencies. Other savings were also seen in the areas of plant maintenance and utility expenses due to the milder winter.

     Selling, general, and administrative expenses rose by $56,156 or 4.5% in the first three months of 1995. This is equivalent of 32.1% of net sales in 1995 as compared to 24.8% in 1994. Increases were seen in co-op advertising, depreciation, and salaries.

     Interest expense rose by $65,517 or 52.8%. The increase was due to higher borrowing levels and the rise of prime interest rates.

     The Company incurred a net loss before taxes of $333,887, which was $321,367 less than 1994. Net loss after taxes was $207,010, or $199,248 less than in 1994.

     The Company believes that these early results reflect an improved production efficiencies. The decline in sales are due to a poor Christmas retail season by many major customers. We are expecting our annual sales figures to be even or slightly ahead of 1994. However, since much of the Company's business is due to the Christmas holiday, a poor economy or consumer confidence could dramatically reduce it's overall profitability.


DANIEL GREEN COMPANY

Part II - Other Information

1.   Legal Proceedings - None.


2.   Changes in Securities - None.


3.   Default upon Senior Securities - None.


4.   Submission of matters to a vote of security holders.

     At the Annual Meeting of Stockholders held March 31, 1995, stockholders present in person and by proxy voted upon two proposals other than the election of Directors:

     1) that the shareholders elect the firm of Deloitte & Touche as the Company's independent auditors (Proposal II, listed on the Proxy Statement dated February 22, 1995). Of the total shares outstanding, 909,462 or 87.7% voted
          on Proposal II as follows:    889,103 or 97.8% For
                                         13,650 or  1.5% Against
                                          6,709 or   .7% Abstain
                                              0 or  0.0% No Vote


     2) upon a proposal to implement a Stock Incentive Plan (Proposal III, listed on the Proxy Statement dated February 22, 1995) for key employees which would be administered by the Compensation Committee of the Board of Directors. Under the Plan, the Directors would reserve 100,000 of authorized and unissued shares of the Company's Common Stock for issuance upon exercise of options to be granted under the Option Plan. Of the total shares outstanding, 909,462 or 87.7% voted on Proposal III as follows: 528,944 or 58.2% For
                                    145,286 or 16.0% Against
                                     18,134 or  2.0% Abstain
                                    217,098 or 23.95 No Vote


5.   Other Information - None.

6.   Exhibits and Reports on Form 8K

     A) There were no reports on Form 8K filed for the three months ended March 31, 1995.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



                                       DANIEL GREEN COMPANY
                                            Registrant



Date:_________________             ____________________________
                                   Kevin C. Thompson, Treasurer