Form 10QSB/A
period 1995-03-31
GREEN DANIEL CO
filed 1995-07-27
CIK 26820

[TEXT]
SECURITIES AND EXCHANGE COMMISSION
Washington, DC

Form 10-QSB/A

Amendment to Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 to include Financial Data Schedule

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