Form 10QSB
period 1995-06-30
GREEN DANIEL CO
filed 1995-07-27
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1995  Commission File No. 0-774

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

     CLASS                    OUTSTANDING AT JUNE 30, 1995

Common Stock $2.50 par value            1,036,892 Shares




















DANIEL GREEN COMPANY

INDEX
                                                       Page
                                                      Number

Index     . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Statements

Balance Sheets, Assets
      June 30, 1995 & December 31, 1994   . . . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      June 30, 1995 & December 31, 1994   . . . . . . . 3

Statements of Operations for the three  & six month
      periods ended June 30, 1995 & 1994  . . . . . . . 4

Statements of Cash Flows for the six months ended
      June 30, 1995 & 1994  . . . . . . . . . . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . 7

PART II - Other Information   . . . . . . . . . . . . . 9




















DANIEL GREEN COMPANY

Balance Sheets

ASSETS
                                             June 30    December 31
                                               1995         1994
                                            (Unaudited)     (*)


Current Assets:
Cash                                      $     68,309   $   23,551

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1995 - $359,032  1994 - $375,000)          4,773,385    6,633,057

Income Tax Refund Receivable                   257,275           0

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                           3,560,573    2,974,790
     Work In Process                         1,260,056    1,034,896
     Finished Goods                          9,377,348    6,960,994
       Total Inventories                    14,197,977   10,970,680

Deferred Tax Asset                             245,070      245,070

Other Current Assets                            56,655       89,200

Total Current Assets                        19,598,671   17,961,558

Property:

Real Estate and Water Power, at cost         3,273,776    3,264,776
Machinery, Equipment, & Lasts, at cost       5,297,281    4,963,060
                                             8,571,057    8,227,836
Less: Accumulated Depreciation               6,466,540    6,279,037
Property, net                                2,104,517    1,948,799

Other Assets:
Prepaid Pension Expense                      2,224,897    2,179,897
Other Assets                                   155,874      115,524

Total Other Assets                           2,380,771    2,295,421


Total Assets                              $ 24,083,959 $ 22,205,778

(*)  Derived from Audited Financial Statements.

DANIEL GREEN COMPANY

Balance Sheets

Liabilities & Stockholders' Equity
                                            June 30     December 31
                                              1995         1994
                                          (Unaudited)       (*)
Current Liabilities:
Notes Payable, line of credit             $ 7,765,479   $ 5,107,262
Notes Payable, current                        590,596       590,078
Accounts Payable, trade                       982,282       432,886
Accrued Salaries & Commissions                101,139       186,609
Accrued Cooperative Advertising                     0       180,000
Other Accrued Liabilities                     243,366       147,640
Income Taxes Payable                                0       402,947
Capital Lease Obligation, current              22,409        23,410

Total Current Liabilities                   9,705,271     7,070,832

Capital Lease Obligations, non-current         14,661         8,107
Notes Payable, non-current                  2,543,257     2,886,306
Deferred Tax Liability                      1,130,813     1,130,813

Total Liabilities                          13,394,002    11,096,058


Stockholder's Equity

Common Stock                                2,592,230    2,592,230
Retained Earnings                           8,097,727    8,517,490
Total Stockholders' Equity                 10,689,957   11,109,720



Total Liabilities & Stockholders' Equity  $ 24,083,959 $ 22,205,778









(*)  Derived from Audited Financial Statements.


DANIEL GREEN COMPANY

Statements of Operations
(Unaudited)
                                For the                 For the
                           Three Months Ended        Six Months Ended
                          June 30       June 30      June 30      June 30
                            1995         1994          1995         1994

Net Sales              $ 4,610,074   $ 4,354,068   $ 8,625,480  $ 9,336,648

Costs and Expenses:

 Cost of Goods Sold      3,411,868     3,553,554     6,280,720    7,832,621
 Selling, General,
 & Administrative        1,309,757     1,044,126     2,600,679    2,278,892
 Interest Expense          231,600       164,944       421,119      288,946

Total Costs and Expenses 4,953,225      4,762,624     9,302,518   10,400,459

Income (Loss) before
 credit for Income Taxes  (343,151)     (408,556)     (677,038)  (1,063,811)

Credit for Income Taxes    130,398       155,251       257,275      404,248

Net Income (Loss)        ($212,753)    ($253,305)    ($419,763)   ($659,563)

Net Income (Loss) per Share ($0.20)       ($0.25)       ($0.40)      ($0.64)

Shares Outstanding       1,036,892      1,036,892     1,036,892    1,036,892


















DANIEL GREEN COMPANY
Statements of Cash Flows
(Unaudited)
                                          For the Six Months Ended
                                            June 30       June 30
                                             1995          1994
Operating Activities:

Net Loss                                  $ (419,763)  $ (659,563)

Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
 Depreciation                                187,502      161,998
 Amortization                                 12,268      (77,732)
 Net Pension Credit                          (45,000)     (42,000)

Changes in assets & liabilities:
(increases) decreases in:
 Accounts Receivable, trade                1,859,672    1,768,360
 Income Tax Refund Receivable               (257,275)    (404,248)
 Inventories                              (3,227,297)  (1,898,543)
 Deferred Tax Asset                                0            0
 Other Current Assets                        (20,073)      32,995
increases (decreases) in:
 Accounts Payable, trade                     549,396      120,746
 Accrued Salaries                            (85,470)     (84,849)
 Accrued Interest                                  0            0
 Income Taxes Payable                       (402,947)    (145,501)
 Other Accrued Liabilities                   (84,274)    (189,446)
 Deferred Tax Liability                            0            0
Net Cash Used by Operating Activities:    (1,933,261)  (1,417,783)

Investing Activities:
 Purchase of property & equipment           (321,990)    (164,503)

Net Cash Used in Investing Activities:      (321,990)    (164,503)

Financing Activities:
 Borrowings on Line of Credit             13,809,257    1,705,044
 Repayments on Line of Credit            (11,151,040)  (2,200,000)
 Borrowings of Notes Payable                       0    2,300,000
 Repayments of Notes Payable                (342,531)   (255,144)
 Principal payments under capital leases     (15,677)    (29,175)

Net Cash Provided by Financing Activities  2,300,009   1,520,725

Net Increase (Decrease) in Cash               44,758     (61,561)

Cash at Beginning of Period                   23,551     122,278

Cash at End of Period                      $  68,309    $ 60,717



DANIEL GREEN COMPANY

Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 1995 and the results of operations and cash flows for the three and six months then ended.

Note 2. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.







































DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     For the six months ended June 30, 1995, the Company used cash of $1,933,261 from operations as opposed to usage of $1,417,783 for the first six months of 1994. Inventory increases of $3,227,297 caused the increased usage of cash. Finished goods have increased by $2,416,354 or 34.7% from 12/31/94 levels and $2,092,166 or 28.7%
from 6/30/94 levels. Finished goods inventory now stands at 851,120 pairs, an increase of 265,027 pair (45.2%) from 12/31/94 and 143,629 pairs (20.3%) from 6/30/94. Raw materials and work in process have also shown increases (19.7% and 21.8% respectively) from year end figures and 9.2% and 41.6% respectively from June 1994 figures. Due to the higher finished goods inventory levels, production was cut in the second quarter of 1995 by 9.5% from the second quarter of 1994. This follows a 11.5% reduction in the first quarter of the year resulting in an overall reduction of 10.5% or 91,926 pairs. Management feels confident that the inventory levels will be reduced to normal quantities by year end due to increase year to date orders for future shipments.

     A lesser loss, lower accounts receivables, and higher accounts payable levels helped to offset the cash used to build the inventories. Increased cash used by operations and investing activities led to a reliance upon $2,321,239 of cash to be provided by financing through the first six months of 1995. This compares to $1,520,725 provided by financing through the first six months of 1994.

     The Company's current line of credit was revised twice in the second quarter of 1995. Initially, Fleet Bank financed a two year $6,000,000 line of credit which expires on April 30, 1996. The first revision raised the line to $6.5 million with the second revision raising the line to $8.5 million through the remainder of 1995.

     Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. As a result of negotiations with the lending institute, our line of credit has been approved. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.




2.   Results of Operations

     Net sales for the second quarter of 1995 increased by 5.9% to $4,610,074 over the second quarter of 1994. Pairs shipped increased by 35,059 (11.9%) to 329,781 for the second quarter of this year as compared with last. However, the year to date sales figures continue to lag behind 1994 by $711,168 or 7.6% on 18,560 (3.1%) fewer pairs shipped. Total net shipments through the first six months of 1995 equal 588,416 pairs. The second quarter improvement is due to large shipments of slippers to some major accounts. Our increased level of orders for future shipments indicate a high level of customer satisfaction with our new styles as well as our carryover lines. Orders for the Daniel Green Slipper line have shown significant growth in 1995, and bode well for a successful year. However, to date, only a small portion of orders for the holiday season have been received, and a poor economy or consumer confidence level would reduce the Company's profitability for the remainder of the year.

     Improved production efficiencies and a concerted effort to control costs have led to lower overall costs and increased gross margins. The cost of goods sold (as a percentage of net sales) was 74.0% for the second quarter of 1995 and ended at 72.8% through the first six months of the year. That compares with 81.6% and 83.9% for those respective periods of 1994. Savings were found in labor, insurance, maintenance, and utility areas.

     Selling, general and administrative expenses rose by $265,631 (25.4%) for the quarter and $321,787 (14.1%) for the year to date from those periods of 1994. The major areas of increase were co-op
advertising, legal services, and salaries.   Interest expense
increased by 40.4% for the second quarter and 45.7% for the six months ended June 30, 1995 as opposed to 1994 levels.

     The Company incurred a net loss before taxes of $343,151 in the second quarter of 1995. This shows an improvement of $65,405 or 16.0% over that period of 1994. The net loss after taxes of $212,753 equates to $.20 per share as opposed to a $.25 loss per share in 1994.

     Through the first six months of 1995, the Company lost $677,038 before credit for taxes, an improvement of $386,773 or 36.4% over 1994. The net loss after taxes of $419,763 equates to a $.40 loss per share in 1995 as opposed to a $.64 loss per share through the first six months of 1994.

     The Company's efforts through the remainder of the year will be to improve its sales, not only by matching 1994 levels but by improving upon them. Efforts have already been made, and will continue, to keep the cost of goods sold at more profitable levels to increase the overall profitability of the Company.


DANIEL GREEN COMPANY

Part II - Other Information

1.   Legal Proceedings - None.

2.   Changes in Securities - None.

3.   Default upon Senior Securities - None.

4.   Submission of matters to a vote of security holders - None.

5.   Other Information - None.

6.   Exhibits and reports on Form 8K

     A) There were no reports on Form 8K filed for the three months ended June 30, 1995.


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