Form 10QSB
period 1995-09-30
GREEN DANIEL CO
filed 1995-11-13
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1995  Commission File No. 0-774

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

     CLASS                    OUTSTANDING AT SEPTEMBER 30, 1995

Common Stock $2.50 par value            1,036,892 Shares




















DANIEL GREEN COMPANY

INDEX
                                                       Page
                                                      Number

Index     . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Statements

Balance Sheets, Assets
      September 30, 1995 & December 31, 1994  . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      September 30, 1995 & December 31, 1994  . . . . . 3

Statements of Operations for the three  & six month
      periods ended September 30, 1995 & 1994 . . . . . 4

Statements of Cash Flows for the six months ended
      September 30, 1995 & 1994 . . . . . . . . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . 7

PART II - Other Information   . . . . . . . . . . . . . 9























DANIEL GREEN COMPANY

Balance Sheets

ASSETS
                                             Sept. 30   December 31
                                               1995         1994
                                            (Unaudited)     (*)


Current Assets:
Cash                                      $     80,213   $   23,551

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1995 - $360,879  1994 - $375,000)          7,222,145    6,633,057

Income Tax Refund Receivable                   171,296           0

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                           3,517,559    2,974,790
     Work In Process                         1,337,619    1,034,896
     Finished Goods                          9,093,562    6,960,994
       Total Inventories                    13,948,740   10,970,680

Deferred Tax Asset                             245,070      245,070

Other Current Assets                            11,529       89,200

Total Current Assets                        21,678,994   17,961,558

Property:

Real Estate and Water Power, at cost         3,273,776    3,264,776
Machinery, Equipment, & Lasts, at cost       5,359,232    4,963,060
                                             8,633,008    8,227,836
Less: Accumulated Depreciation               6,560,444    6,279,037
Property, net                                2,072,564    1,948,799

Other Assets:
Prepaid Pension Expense                      2,247,397    2,179,897
Other Assets                                   147,094      115,524

Total Other Assets                           2,394,491    2,295,421


Total Assets
                                          $ 26,146,048 $ 22,205,778

(*)  Derived from Audited Financial Statements.




DANIEL GREEN COMPANY

Balance Sheets

Liabilities & Stockholders' Equity
                                           Sept. 30     December 31
                                              1995         1994
                                          (Unaudited)       (*)
Current Liabilities:
Notes Payable, line of credit             $ 9,341,423   $ 5,107,262
Notes Payable, current                        590,861       590,078
Accounts Payable, trade                     1,587,391       432,886
Accrued Salaries & Commissions                108,031       186,609
Accrued Cooperative Advertising                     0       180,000
Other Accrued Liabilities                     130,145       147,640
Income Taxes Payable                                0       402,947
Capital Lease Obligation, current              18,857        23,410

Total Current Liabilities                  11,776,709     7,070,832

Capital Lease Obligations, non-current         12,847         8,107
Notes Payable, non-current                  2,395,442     2,886,306
Deferred Tax Liability                      1,130,813     1,130,813

Total Liabilities                          15,315,811    11,096,058


Stockholder's Equity

Common Stock                                2,592,230    2,592,230
Retained Earnings                           8,238,007    8,517,490
Total Stockholders' Equity                 10,830,237   11,109,720



Total Liabilities & Stockholders' Equity  $ 26,146,048 $ 22,205,778









(*)  Derived from Audited Financial Statements.




DANIEL GREEN COMPANY

Statements of Operations
(Unaudited)
                                For the                    For the
                           Three Months Ended         Nine Months Ended
                         Sept. 30      Sept. 30     Sept. 30     Sept. 30
                            1995         1994          1995         1994

Net Sales              $ 6,612,108   $ 5,556,668   $15,239,187  $14,893,316

Costs and Expenses:

 Cost of Goods Sold      4,627,187     4,065,861    10,907,906   11,898,482
 Selling, General,
 & Administrative        1,481,883     1,232,764     4,082,562    3,511,656
 Interest Expense          278,380       202,729       699,499      491,675

Total Costs and Expenses 6,387,450      5,501,354    15,689,967   15,901,813

Income (Loss) before
 credit for Income Taxes   224,658        55,314      (450,780)  (1,008,497)

(Provision) Credit
       for Income Taxes    (85,979)      (21,019)      171,296      383,229

Net Income (Loss)         $138,679      $ 34,295     ($279,483)   ($625,268)

Net Income (Loss) per Share  $0.13         $0.03        ($0.27)      ($0.60)

Shares Outstanding       1,036,892      1,036,892     1,036,892    1,036,892




















DANIEL GREEN COMPANY
Statements of Cash Flows
(Unaudited)
                                          For the Nine Months Ended
                                           Sept. 30      Sept. 30
                                             1995          1994
Operating Activities:

Net Loss                                  $ (279,483)  $ (625,268)

Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
 Depreciation                                281,407      245,210
 Amortization                                 18,402      (51,411)
 Net Pension Credit                          (67,500)     (63,000)

Changes in assets & liabilities:
(increases) decreases in:
 Accounts Receivable, trade                 (589,088)     416,357
 Income Tax Refund Receivable               (171,296)    (383,229)
 Inventories                              (2,978,059)  (1,766,152)
 Deferred Tax Asset                                0            0
 Other Current Assets                         27,701       39,113
increases (decreases) in:
 Accounts Payable, trade                   1,154,505      500,736
 Accrued Salaries                            (78,578)     (55,510)
 Accrued Interest                                  0            0
 Income Taxes Payable                       (402,947)    (145,501)
 Other Accrued Liabilities                  (197,495)    (170,888)
 Deferred Tax Liability                            0            0
Net Cash Used by Operating Activities:    (3,282,431)  (2,059,543)

Investing Activities:
 Purchase of property & equipment           (382,460)    (256,414)

Net Cash Used in Investing Activities:      (382,460)    (256,414)

Financing Activities:
 Borrowings on Line of Credit             19,981,530    2,638,718
 Repayments on Line of Credit            (15,747,370)  (2,200,000)
 Borrowings of Notes Payable                       0    2,300,000
 Repayments of Notes Payable                (490,081)   (438,158)
 Principal payments under capital leases     (22,526)    (44,416)


Net Cash Provided by Financing Activities  3,721,553   2,256,144

Net Increase (Decrease) in Cash               56,662     (59,813)

Cash at Beginning of Period                   23,551     122,278

Cash at End of Period                      $  80,213    $ 62,465


DANIEL GREEN COMPANY

Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the three and nine months then ended.

Note 2. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.






































DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     For the nine months ended September 30, 1995, the Company used cash of $3,282,431 from operations as opposed to usage of $2,059,543 for the first nine months of 1994. Inventory increases of $2,978,059 caused the increased usage of cash. Finished goods have increased by $2,132,468 or 30.6% from 12/31/94 levels and $1,093,562 or 27.4% from 9/30/94 levels. Finished goods inventory now stands at 814,061 pairs, an increase of 227,968 pairs (38.9%) from 12/31/94 and 114,072 pairs (16.3%) from 9/30/94. Raw materials and work in process have also shown increases (18.2% and 29.3% respectively) from year end figures and 12.3% and 29.7% respectively from September 1994 figures. Increased sales and orders in the third quarter caused a 5.7% increase in production in the third quarter as compared to the third quarter of 1994. For the year to date, production has been cut by 5.8% to 1,161,076 pairs. Management plans to reduce inventory levels to normal quantities by year end through less production and a larger backlog of orders than in 1994.

     A lower loss and higher accounts payable levels helped to offset the cash used to build the inventories. Increased cash used by operations and investing activities led to a reliance upon $3,721,553 of cash to be provided by financing through the first nine months of 1995. This compares to $2,256,144 provided by financing through the first nine months of 1994.

     The Company's current line of credit was revised twice in the third quarter of 1995. Initially, Fleet Bank financed a two year $6,000,000 line of credit which expires on April 30, 1996. The first revision raised the line to $9.5 million and set an overadvance allowance of $500,000. The second revision raised the overadvance amount to $1,250,000 through the third quarter of 1995.

     Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.








2.   Results of Operations

     Net sales for the third quarter of 1995 increased by 19.0% to $6,612,108 over the third quarter of 1994. Pairs shipped increased by 101,538 (27.2%) to 475,367 for the third quarter of this year as compared with last. For the year to date, net sales have increased by $345,871 or 2.3% on 82,978 (8.5%) more pairs shipped. Total net shipments through the first nine months of 1995 equal 1,063,783 pairs. The third quarter improvement is due to large shipments of slippers to some major accounts. Our increased level of orders for future shipments indicate a high level of customer acceptance of our new styles. Orders for the Daniel Green Slipper line have shown significant growth in 1995, but a poor retailing year thus far is a cause for concern for the remaining quarter.

     Improved production efficiencies and a concerted effort to control costs have led to lower overall costs and increased gross margins. The cost of goods sold (as a percentage of net sales) was 70.0% for the third quarter of 1995 and ended at 71.6% through the first nine months of the year. That compares with 73.2% and 79.9% for those respective periods of 1994. Savings were found in labor, insurance, maintenance, and utility areas. An increased emphasis on imported products and uppers have helped to improve the margins. They are relieving production bottlenecks while enabling other areas to be more fully utilized, thus improving productive efficiencies.

     Selling, general and administrative expenses rose by $249,119 (20.2%) for the quarter and $570,906 (16.3%) for the year to date from those periods of 1994. The major areas of increase were co-op advertising and salaries. Interest expense increased by 37.3% for the third quarter and 42.3% for the nine months ended September 30, 1995 as opposed to 1994 levels.

     The Company generated net income before taxes of $224,658 in the third quarter of 1995. This shows an improvement of $169,344 or 306.2% over that period of 1994. The net income after taxes of $138,679 equates to $.13 per share as opposed to $.03 per share in 1994.

     Through the first three quarters of 1995, the Company lost $450,780 before credit for taxes, an improvement of $557,717 or 55.3% over 1994. The net loss after taxes of $279,483 equates to a $.27 loss per share in 1995 as opposed to a $.60 loss per share through the first nine months of 1994.

     The Company's efforts through the remainder of the year will be to continue the improvement in net sales and to keep the cost of goods sold at lower levels to increase the overall profitability of the Company.




DANIEL GREEN COMPANY

Part II - Other Information

1.   Legal Proceedings - None.

2.   Changes in Securities - None.

3.   Default upon Senior Securities - None.

4.   Submission of matters to a vote of security holders - None.

5.   Other Information - None.

6.   Exhibits and reports on Form 8K

     A) There were no reports on Form 8K filed for the three months ended September 30, 1995.


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