Form 10KSB
period 1995-12-31
GREEN DANIEL CO
filed 1996-03-28
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Sec. 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/95      Commission File Number 0-774

                           DANIEL GREEN COMPANY
           (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                15-0327010
(State or other jurisdiction or incorporation     (IRS Employer
   or organization                                Identification Number)

ONE MAIN ST., DOLGEVILLE, NEW YORK                  13329
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:    (315)-429-3131

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
          None                     None

Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK, $2.50 PAR VALUE PER SHARE
          (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by amendment to this Form 10-KSB (X).

Revenues of the Registrant for the Fiscal Year Ended December 31, 1995:
                     Net Sales of $23,560,772

Aggregate market value of the voting stock held by non-affiliates of the registrant:
                    $2,719,012  as of March 25, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

CLASS                                   OUTSTANDING AT MARCH 1, 1996
COMMON STOCK, $2.50 PAR VALUE                1,036,892 SHARES

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated:
     Annual Report to Stockholders, December 31, 1995       Part II
     Definitive Proxy Statement Dated March 5, 1996         Part III



PART I


Item 1.   Description of Business


     The registrant and its predecessors have been engaged in the manufacture and sale of quality leisure footwear since 1882. The Daniel Green Company slipper is one of the oldest and best known in the footwear industry. Materials in Daniel Green slippers include satin, rayon, corduroy, nylon, brocade, felt, polyurethane and several types of leather.

     Women's slippers and leisure footwear, which normally account for above 90% of the registrant's annual sales, retail within a price range varying from $22.00 a pair to $65.00 a pair. Men's slippers are sold at prices ranging between $19.00 and $50.00 a pair. The registrant produces about 35 to 45 styles of slippers and 45 to 50 styles of leisure footwear, many of which change from year to year. The registrant designs most of its own styles, having for many years maintained a style research department. Several styles are imported and are designed by the overseas manufacturers. Most of the slippers and leisure footwear are sold under the Company name or the trademarks Comfy, Outdorables, and Dee Gee. In 1993, the Company launched a new private label division, which produces shoes without Daniel Green's name being mentioned on the product or box. This division accounted for approximately 14.9% of all pairs shipped during 1993, 11.5% in 1994, and 3.4% in 1995.

     Most of the slippers and leisure footwear sold by the registrants are manufactured in its plants in Dolgeville, New York (more fully described in Item 2 - Property). The Company has increased the number and volume of imported styles in order to improve efficiencies in its facilities, to reduce seasonal demands on its manufacturing capacities, and to improve competitiveness. In 1995, the Company began importing shoe parts from overseas. This allows the Company to increase its overall production by eliminating production bottlenecks, and helps to improve cost competitiveness. The registrant has experienced no difficulty in obtaining the raw materials needed to manufacture its products. The registrant has never made a practice of entering into long-term purchase contracts.

     The registrant's products are sold directly to retailers through its own sales force which covers the entire United States. Approximately 9,000 dealers carry Daniel Green Company slippers and leisure footwear, including most of the major department stores in the country. Export sales to Canada have increased slightly due to the gradual elimination of restrictive tariffs and duties. One customer accounted for more than 10% of the Company's business in 1995. No customer of the Company accounted for 10% or more of net sales in 1993 or 1994, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the Company's business. The registrant advertises its products through leading nationally distributed magazines and for many years has built its advertising campaigns around the trademark Comfy. It avoids granting restricted or exclusive sales arrangements, believing that distribution of its type of merchandise requires the greatest number of outlets. Private label products are sold to a number of companies by an internal salesman. No one company accounts for a majority of the business for that division.

     The registrant's business is a seasonal one. By offering a June 10th payment date to customers buying slippers for shipment between January 1st and May 10th, the registrant has been able to encourage customers to replenish their stock more evenly throughout the year. Dating privileges are also given for payment on May 10th for all Spring Outdorables shipped between November 25th and March 24th, and a November 10th dating for Fall Outdorables shipped between June 1st and September 24th. However, the majority of registrant's sales are generated during the latter half of the year. In an effort to encourage earlier shipments, the registrant offers a Christmas dating which allows customers to pay on December 10th for orders of slippers and Dee Gee's shipped between June 1st and October 24th.

     The registrant experiences severe competition in the sale of its slippers from other manufacturers of leisure footwear, particularly imports. It maintains an active research and development staff which concentrate on improving manufacturing techniques, order processing, and plant scheduling. It owns several design patents but does not depend on these to enable it to compete successfully. The registrant is not aware of any patents held by others which might materially affect its ability to compete.

     The registrant believes that a definite competitive advantage attaches to its ownership of the registered trademarks Comfy and Dee Gee which have been used by the registrant for many years.

     The registrant knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon the capital expenditures, earnings and competitive position of the registrant.

     The registrant has enjoyed an excellent relationship with its
approximately 350 employees, most of whom are full time.   All of the
registrant's employees, except for the salesmen, are employed in its plants at Dolgeville, New York.

     The amount of registrant's backlog orders believed to be firm as of December 31, 1995 is $543,413 as compared with $759,901 as of December 31, 1994 and $1,608,941 as of December 31, 1993. All backlog orders are expected to be filled within the next fiscal year. The backlog orders are a normal aspect of the registrant's business due to its seasonal nature. The registrant experienced a decrease in backlog orders in 1995 due to the very poor holiday retail season preceding year-end. This caused retailers to be overstocked and reduced fill-in orders scheduled for January 1996.



Item 2.   Description of Properties.

     The registrant's executive offices and manufacturing facilities are located in Dolgeville, New York. This site consists of approximately 15 acres of land on which there is a group of multi-storied buildings containing approximately 326,000 square feet of floor space. These buildings are constructed principally of wood and limestone. The principal buildings were built between 1882 and 1890.

     The registrant's real property, equipment and other fixed assets are maintained in good condition and actively utilized.



     Registrant believes that its plants, which contain a variety of machinery for the manufacture of leisure footwear, are adequate to maintain present production output.

     All registrant's buildings are owned outright. A small portion of the registrant's production machinery is leased. An updated computer mainframe and state-of-the-art telephone equipment were installed under a capital lease arrangement.

     The registrant maintains only one sales office which is located in leased premises in the Empire State Building in New York City.



Item 3.   Legal Proceedings.

     None



Item 4.   Submission of Matters to a Vote of Security Holders.

     None




Part II



Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters.


     This information is contained in the 1995 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.



Item 6.   Management's Discussion and Analysis or Plan of Operations.

     This information is contained in the 1995 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.












Item 7.   Financial Statements.

     The required financial statements together with the Report of Deloitte & Touche LLP dated February 6, 1996 (March 5, 1996 as to Note 7), is contained in the 1995 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None




Part III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     This information is contained in the Definitive Proxy Statement dated March 5, 1996, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.



Item 10.  Executive Compensation.

     This information is contained in the Definitive Proxy Statement dated March 5, 1996, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     This information is contained in the Definitive Proxy Statement dated March 5, 1996, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.



Item 12.  Certain Relationships and Related Transactions.

     This information is contained in the Definitive Proxy Statement dated March 5, 1996, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.










PART IV


Item 13.  Exhibits, List, and Reports on Form 8-K.

     (a). Exhibits

          (21) Subsidiary of the registrant

          (23) Independent Auditor's Consent

          The following exhibits are incorporated by reference:

          (13) 1995 Annual Report to Stockholders

  (b).    Reports on Form 8-K.

          There were no reports filed on Form 8-K for the year ended December 31, 1995.








































Exhibit 13          1995 Annual Report to Stockholders


                    Filed with the Commission on March 5, 1996.






















































Exhibit 21

Subsidiary of the Registrant

                                             Jurisdiction of
          Name                                Incorporation

     Dee Gee Footwear, Inc.                    Massachusetts



     (This subsidiary was incorporated in 1991 and was inactive from 1991 through 1995.)














































Exhibit 23

Independent Auditor's Consent


     We consent to the incorporation by reference in this Form 10-KSB of Daniel Green Company of our report dated February 6, 1996 (March 5, 1996 as to Note 7), appearing in the Annual Report to Stockholders of Daniel Green Company for the year ended December 31, 1995.


     Deloitte & Touche LLP
     Deloitte & Touche LLP
     Rochester, New York

     March 26, 1996










































SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DANIEL GREEN COMPANY
                                             (Registrant)



     DATE: March 29, 1996          By:  Warren J. Reardon III
                                        Warren J. Reardon III,
                                        President and Chief Executive Officer



                                   By:  Kevin C. Thompson
                                        Kevin C. Thompson,
                                        Treasurer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.



DIRECTORS



     Edward Bloomberg                        Robert J. Donough
     Edward Bloomberg                        Robert J. Donough



     William L. Fay                          John B. French, Esq.
     William L. Fay                          John B. French, Esq.



     David T. Griffith                       Edward S. Heard
     David T. Griffith                       Edward S. Heard



     Gary E. Pflugfelder                     James R. Riedman
     Gary E. Pflugfelder                     James R. Riedman


     DATE:  March 29, 1996