Form 10QSB
period 1996-03-30
GREEN DANIEL CO
filed 1996-05-15
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1996  Commission File No. 0-774

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

     CLASS                    OUTSTANDING AT MARCH 31, 1996

Common Stock $2.50 par value            1,036,892




















DANIEL GREEN COMPANY

INDEX
                                                       Page
                                                      Number

Index     . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Information

Balance Sheets, Assets
      March 31, 1996 & December 31, 1995  . . . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      March 31, 1996 & December 31, 1995  . . . . . . . 3

Statements of Operations for the three months ended
      March 31, 1996 and March 31, 1995   . . . . . . . 4

Statements of Cash Flows for the three months ended
      March 31, 1996 and March 31, 1995   . . . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Conditions
      and Results of Operations . . . . . . . . . . . . 7

PART II - Other Information   . . . . . . . . . . . . . 9





















DANIEL GREEN COMPANY

Balance Sheets

ASSETS
                                             March 31   December 31
                                               1996         1995
                                            (Unaudited)     (*)
Current Assets:

Cash                                      $     28,312   $   29,762

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1996 - $278,742  1995 - $275,000)          5,383,015    7,210,427

Income Tax Refund Receivable                   703,481      458,887

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                           2,288,586    2,640,101
     Work In Process                           893,349      782,291
     Finished Goods                          7,447,141    7,477,851
       Total Inventories                    10,629,076   10,900,243

Deferred Tax Asset                             320,976      320,976

Other Current Assets                            68,552      149,586

Total Current Assets                        17,133,412   19,069,881

Property:

Real Estate and Water Power, at cost         3,270,968    3,271,468
Machinery, Equipment, & Lasts, at cost       5,434,144    5,415,774
                                             8,705,112    8,687,242
Less: Accumulated Depreciation               6,704,191    6,610,846
Property, net                                2,000,921    2,076,396

Other Assets:

Prepaid Pension Expense                      2,296,237    2,281,237
Other Assets                                   142,185      144,447

Total Other Assets                           2,438,422    2,425,684

Total Assets                              $ 21,572,755 $ 23,571,961


(*) Derived from audited financial statements.

See notes to financial statements.

DANIEL GREEN COMPANY

Balance Sheets

Liabilities & Stockholders' Equity

                                            March 31    December 31
                                              1996         1995
                                          (Unaudited)      (*)
Current Liabilities:

Notes Payable, line of credit             $ 6,575,529   $ 8,301,730
Notes Payable, current                        591,401       591,129
Accounts Payable, trade                       986,308       311,982
Accrued Salaries & Commissions                 69,838       211,808
Accrued Cooperative Advertising               106,898       300,000
Other Accrued Liabilities                     154,139       165,794
Income Taxes Payable                                0            0
Capital Lease Obligation, current              13,189        17,115

Total Current Liabilities                   8,497,302     9,899,558

Capital Lease Obligations, non-current          8,615        10,916
Notes Payable, non-current                  2,099,604     2,295,177
Deferred Tax Liability                      1,110,351     1,110,351

Total Liabilities                          11,715,872    13,316,002


Stockholder's Equity

Common Stock                                2,592,230     2,592,230
Retained Earnings                           7,264,653     7,663,729
Total Stockholders' Equity                  9,856,883    10,255,959



Total Liabilities & Stockholders' Equity  $ 21,572,755 $ 23,571,961










(*) Derived from audited financial statements.

See notes to financial statements.



DANIEL GREEN COMPANY

Statements of Operations
(Unaudited)

                                   For the Three Months Ended
                                      March 31      March 31
                                        1996          1995


Net Sales                          $ 3,763,545    $ 4,015,406

Costs and Expenses:

 Cost of Goods Sold                  2,864,807      2,868,852
 Selling, General, & Administrative  1,311,444      1,290,922
 Interest Expense                      230,963        189,519

Total Costs and Expenses             4,407,214      4,349,293

Loss before credit for Income Taxes   (643,669)      (333,887)

Credit for Income Taxes                244,594        126,877

Net Loss                             ($399,075)     ($207,010)

Net Loss per Share                      ($0.38)        ($0.20)

Shares Outstanding                   1,036,892      1,036,892








See notes to financial statements.














DANIEL GREEN COMPANY
Statements of Cash Flows
(Unaudited)
                                        For the Three Months Ended
                                           March 31      March 31
                                             1996          1995

Operating Activities:
 Net Loss                                 $ (399,075)  $ (207,010)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation                                 93,345      93,557
  Amortization                                  6,134       6,134
  Net Pension Credit                          (15,000)    (22,500)

Changes in assets & liabilities:
 (increases) decreases in:
  Accounts Receivable, trade                1,827,412    1,710,747
  Income Tax Refund Receivable               (244,594)    (126,877)
  Inventories                                 271,167   (1,211,587)
  Other Current Assets                         81 033       26,348
  Other Assets                                 (3,872)     (20,364)
 increases (decreases) in:
  Accounts Payable, trade                     674,326      760,333
  Accrued Salaries                           (141,970)     (85,747)
  Income Taxes Payable                              0     (402,947)
  Other Accrued Liabilities                  (204,756)    (153,590)
Net Cash Provided by Operating Activities   1,944,150      366,497

Investing Activities:
 Purchase of property & equipment             (17,870)    (183,483)

Net Cash Used in Investing Activities         (17,870)    (183,483)

Financing Activities:
 Net (Payments) Borrowings
     on Line of Credit                      (1,726,201)     68,183
 Borrowings of Notes Payable                         0           0
 Repayments of Notes Payable                  (195,300)   (195,043)
 Principal payments under Capital Leases        (6,229)    (12,434)

Net Cash Used in Financing Activities       (1,927,730)   (139,294)

Net Increase (Decrease) in Cash                 (1,450)     43,720

Cash at Beginning of Period                     29,762      23,551

Cash at End of Period                        $  28,312    $ 67,271
See notes to financial statements.


DANIEL GREEN COMPANY


Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months then ended.

Note 2.   The results of operations for the three months ended
          March 31, 1996 are not necessarily indicative of the results to be expected for the full year.




































DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     For the quarter ended March 31, 1996 the Company provided cash of $1,944,150 from operations. This compares with $366,496 provided in the first quarter of 1995. Although the Company experienced a higher first quarter loss than in 1995 ($399,075 vs. $207,010), lower inventory levels enabled it to dramatically increase the cash from operation. Inventories were reduced by $271,167 from year end levels as opposed to a $1,211,587 increase
in inventories in the first quarter of last year.    As opposed to
the first quarter of 1995, finished goods fell by $569,203 (7.1%), work in process by $165,309 (15.6%) and raw materials by $818,679 (26.3%) for a total of $1,553,191 or 12.7%. Pairage in finished goods fell to 673,333 from 723,292 in March of 1995. The Company realizes that this reduction must continue throughout the year in order to improve cash flows as required. Production was 189,049 in the first quarter, a reduction of 185,298 pairs or 49.5% as compared with the first quarter of 1995. Receivables were also reduced by $116,665 more than in the first quarter of 1995, adding to the positive first quarter cash flows from operations.

     The majority of the cash provided by operations was used to repay debt. $1,927,730 was used for financing in the first quarter of 1996, as opposed to $139,294 being used to pay debt in the first quarter of 1995. $17,870 was invested in property and equipment through March of this year, compared to $183,483 in the first quarter of last year.

     The Company currently has a one year $7,500,000 line of credit with Fleet Bank. This commitment expires April 30, 1997. The
Company was not in compliance with all loan covenants as of March
31, 1996, and a waiver of that violation has been requested.


     Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.






2.   Results of Operations

     Net sales for the first quarter were $251,861 less than in 1995, which is a 6.3% reduction. The Company believes that this reduction is due mainly to a poor retailing period in the fourth quarter of 1995. Many major customers have higher than usual inventories which caused the reduction in orders to be shipped in the first quarter of 1996.

     The cost of goods sold decreased by $4,045 in the first quarter. However, the cost of goods sold was 76.1% of net sales as opposed to 71.4% in 1995. The increase was primarily a result of higher per pair overhead costs due to the reduced production and sales.

     Selling, general, and administrative expenses rose by $20,521 or 1.6% in the first three months of 1996. This is equivalent of 34.8% of net sales in 1996 as compared to 32.1% in 1995. Increases were seen in professional fees, shipping fees, depreciation, and health insurance.

     Interest expense rose by $41,444 or 21.9%. The increase was due to higher borrowing levels so far this year.

     The Company incurred a net loss before taxes of $643,669, which was $309,781 more than 1995. The net loss after taxes was $399,075, or $192,065 more than in 1995.

     The Company believes that these early results reflect the decision to downsize its workforce and make a sizable decrease in its domestic production outputs. The higher overhead costs have caused an increase in its costs of goods sold but, with the increased import pairage and their improved margins, these increases should be absorbed by year end. However, since most of these shipments will not occur until the late third and fourth quarters of the year, the real impact of these changes will not be realized until year end.

     A major improvement has been seen on the Company's balance sheet. The line of credit has been reduced by $1.7 million from its January 1 balance, while it rose by $68,000 during the same period of 1995. This has been the result of large reductions in inventory which caused the positive cash flows. These reductions have outpaced the Company's projections thus far. The Company will continue towards its goals of dramatically reducing inventory and debt by year end.







DANIEL GREEN COMPANY

Part II - Other Information

1.   Legal Proceedings - None.


2.   Changes in Securities - None.


3.   Default upon Senior Securities - None.


4.   Submission of matters to a vote of security holders.

     At the Annual Meeting of Stockholders held March 29, 1996, stockholders present in person and by proxy voted upon one proposal other than the election of Directors:

     1) that the shareholders elect the firm of Deloitte & Touche as the Company's independent auditors (Proposal II, listed on the Proxy Statement dated March 5, 1996).
          Of the total shares outstanding, 868,554 or 83.8% voted
          on Proposal II as follows:    830,451 or 95.6% For
                                         33,946 or  3.9% Against
                                          4,157 or   .5% Abstain
                                              0 or  0.0% No Vote




5.   Other Information - None.

6.   Exhibits and Reports on Form 8K

     A) The registrant filed a Current Report on Form 8-K on February 27, 1996, with respect to a Rights Agreement dated February 9, 1996 with the First National Bank of Boston as Rights Agent and the registrant's declaration, pursuant to the Rights Agreement, of a dividend of one Right per outstanding share of common stock to holders of record as of February 29, 1996.











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