Form 10QSB
period 1996-06-30
GREEN DANIEL CO
filed 1996-08-15
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996  Commission File No. 0-774

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

     CLASS                    OUTSTANDING AT JUNE 30, 1996

Common Stock $2.50 par value            1,511,892 Shares




















DANIEL GREEN COMPANY

INDEX
                                                       Page
                                                      Number

Index     . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Statements

Balance Sheets, Assets
      June 30, 1996 & December 31, 1995   . . . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      June 30, 1996 & December 31, 1995   . . . . . . . 3

Statements of Operations for the three  & six month
      periods ended June 30, 1996 & 1995  . . . . . . . 4

Statements of Cash Flows for the six months ended
      June 30, 1996 & 1995  . . . . . . . . . . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . 7

PART II - Other Information   . . . . . . . . . . . . . 9
























DANIEL GREEN COMPANY

Balance Sheets

ASSETS
                                             June 30    December 31
                                               1996         1995
                                            (Unaudited)     (*)


Current Assets:

Cash                                      $     11,512   $   29,762

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1996 - $256,360  1995 - $275,000)          4,516,928    7,210,427

Income Tax Refund Receivable                   448,103      458,887

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                           2,091,904    2,640,101
     Work In Process                         1,061,548      782,291
     Finished Goods                          8,393,999    7,477,851
       Total Inventories                    11,547,451   10,900,243

Deferred Tax Asset                             320,977      320,977

Other Current Assets                            88,766      149,585

Total Current Assets                        16,933,737   19,069,881

Property:

Real Estate and Water Power, at cost         3,270,968    3,271,468
Machinery, Equipment, & Lasts, at cost       5,470,459    5,415,774
                                             8,741,427    8,687,242
Less: Accumulated Depreciation               6,810,055    6,610,846
Property, net                                1,931,372    2,076,396

Other Assets:
Prepaid Pension Expense                      2,317,652    2,281,237
Other Assets                                   136,051      144,447

Total Other Assets                           2,453,703    2,425,684


Total Assets                              $ 21,318,812 $ 23,571,961

(*)  Derived from Audited Financial Statements.




DANIEL GREEN COMPANY

Balance Sheets

Liabilities & Stockholders' Equity

                                            June 30     December 31
                                              1996         1995
                                          (Unaudited)       (*)
Current Liabilities:

Notes Payable, line of credit             $ 4,938,879   $ 8,301,730
Notes Payable, current                        586,479       591,129
Accounts Payable, trade                     1,304,193       311,982
Accrued Salaries & Commissions                 74,737       211,808
Accrued Cooperative Advertising               100,000       300,000
Other Accrued Liabilities                     187,719       165,794
Capital Lease Obligation, current               9,915        17,115

Total Current Liabilities                   7,201,922     9,899,558

Capital Lease Obligations, non-current          6,295        10,916
Notes Payable, non-current                  1,958,427     2,295,177
Deferred Tax Liability                      1,110,351     1,110,351

Total Liabilities                          10,276,995    13,316,002


Stockholder's Equity

Common Stock                                3,779,730    2,592,230
Additional Paid in Capital                    312,500            0
Retained Earnings                           6,949,587    7,663,729
Total Stockholders' Equity                 11,041,817   10,255,959



Total Liabilities & Stockholders' Equity  $ 21,318,812 $ 23,571,961












(*)  Derived from Audited Financial Statements.



DANIEL GREEN COMPANY

Statements of Operations
(Unaudited)

                               For the                 For the
                          Three Months Ended        Six Months Ended
                        June 30       June 30      June 30      June 30
                          1996         1995          1996         1995


Net Sales             $ 4,020,072   $ 4,610,074   $ 7,783,617  $ 8,625,480

Costs and Expenses:

 Cost of Goods Sold     3,051,121     3,411,868     5,915,928    6,280,720
 Selling, General,
 & Administrative       1,272,443     1,309,757     2,583,887    2,600,679
 Interest Expense         204,679       231,600       435,642      421,119

Total Costs & Expenses  4,528,243      4,953,225    8,935,457    9,302,518

(Loss) before
 credit for Income Taxes (508,171)     (343,151)   (1,151,840)    (677,038)

Credit for Income Taxes   193,105       130,398       437,699      257,275

Net (Loss)              ($315,066)    ($212,753)    ($714,141)   ($419,763)

Net (Loss) per Share       ($0.30)       ($0.20)       ($0.68)      ($0.40)

Weighted Average Number
 of Shares Outstanding  1,063,235     1,036,892      1,050,064    1,036,892






















DANIEL GREEN COMPANY
Statements of Cash Flows
(Unaudited)                              For the Six Months Ended
                                            June 30       June 30
                                             1996          1995
Operating Activities:

Net Loss                                  $ (714,141)  $ (419,763)

Adjustments to reconcile net loss to net
cash provided (used) by operating
activities:
 Depreciation                                199,209      187,502
 Amortization                                 12,268       12,268
 Net Pension Credit                          (36,415)     (45,000)

Changes in assets & liabilities:
(increases) decreases in:
 Accounts Receivable, trade                2,693,499    1,859,672
 Income Tax Refund Receivable                 10,784     (257,275)
 Inventories                                (647,209)  (3,227,297)
 Deferred Tax Asset                                0            0
 Other Current Assets                         60,819       32,545
 Other Assets                                 (3,872)     (52,618)
increases (decreases) in:
 Accounts Payable, trade                     992,211      549,396
 Accrued Salaries                           (137,071)     (85,470)
 Income Taxes Payable                              0     (402,947)
 Other Accrued Liabilities                  (178,075)     (84,274)
 Deferred Tax Liability                            0            0
Net Cash Pruvided
       (Used) by Operating Activities:     2,252,007   (1,933,261)

Investing Activities:
 Purchase of property & equipment            (54,184)    (321,990)

Net Cash Used in Investing Activities:       (54,184)    (321,990)

Financing Activities:
 Net (Payments) Borrowings on
     Line of Credit                       (3,362,851)   2,658,217
 Repayments of Notes Payable                (341,400)   (342,531)
 Net Borrowings (Payments)
     of Capital Leases                       (11,822)    (15,677)
 Net Proceeds of Issuance of Common Stock  1,500,000           0

Net Cash (Used) Provided
     by Financing Activities              (2,216,073)  2,300,009

Net Increase (Decrease) in Cash              (18,250)     44,758

Cash at Beginning of Period                   29,762      23,550

Cash at End of Period                      $  11,512    $ 68,308

DANIEL GREEN COMPANY

Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the three and six months then ended.

Note 2. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.








































DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     For the six months ended June 30, 1996, the Company provided cash of $2,252,007 from operations as opposed to usage of $1,933,261 for the first six months of 1995. Inventory increases of only $647,209 through June 1996 as opposed to $3,227,297 through June of 1995 accounted for the majority of the $4,185,268 difference from last year. Finished goods have increased by $916,148 or 12.3% from 12/31/95 levels and decreased by $983,350 or 10.5% from 6/30/95 levels. Finished goods inventory now stands at 751,318 pairs, a decrease of 99,802 pairs (11.7%) from 6/30/95. Raw materials have decreased, 20.8% from year end figures and 41.2% from June 1995 figures. Work in process is $279,257 (35.7%) higher than at December
31, 1995 but $198,508 (15.8%) lower than at June 30, 1995.   Total domestic
production has been reduced by 312,208 pairs or 39.8% through the first six months of 1996 as compared to the first six months of 1995.

     Increased collections of accounts receivable, and higher accounts payable levels helped to offset the cash used by the increased loss. Receivables were reduced by $2,693,499 (37.4%) from the beginning of the year as compared to a $1,859,672 reduction through the first six months of 1995. Payables increased by $992,211 from 12/31/95 as compared to a $549,396 increase through the first six months of 1995. Increased cash provided by operations, a $289,036 (84.2%) reduction in the cash used by investing activities, and $1.5 million provided by the issuance of additional common stock led to a net repayment of debt of $3,716,073 through the first six months of 1996. This compares to $2,231,239 of additional borrowings through the first six months of 1995.

     The Company's current line of credit was revised twice in the second quarter of 1996. Initially, Fleet Bank financed a two year $6,000,000 line of credit which expired on April 30, 1996. The first revision extended the term of the original note to May 31, 1996, and the second revision renewed the line, with some modifications, through April 30, 1997.

     Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. The Company is currently negotiating with several financial institutions in an effort to provide lower cost financing that is currently provided. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.






2.   Results of Operations

     Net sales for the second quarter of 1996 decreased by 12.8% to $4,020,072 from the second quarter of 1995. Pairs shipped decreased by 51,687 (15.7%) to 278,094 for the second quarter of this year as compared with last. Year to date sales figures continue to lag behind 1995 by $841,863 or 9.8% on 91,553 (15.6%) fewer pairs shipped. Total net shipments through the first six months of 1996 equal 496,863 pairs. The reduced sales are a result of the overall poor retail environment that has existed for the past nine months. While we expect sales to improve in the remainder of the year, we do expect our annual sales to fall slightly below last years total.

     The slower sales and production have led to a slight increase in the cost of goods sold. The cost of goods sold (as a percentage of net sales) was 75.9% for the second quarter of 1996 and ended at 76.0% through the first six months of the year. That compares with 74.0% and 72.8% for those respective periods of 1995. It should be noted that these 1996 figures compare favorably to most years prior to 1995. Raw material and import purchases, productive labor costs, and other manufacturing expenses all decreased (40.0%, 34.5%, 7.1% respectively) through the first six months of 1996 as compared to the same period of 1995. However, these savings were offset by the 39.8% reduction in production. Management feels that the increased volume of sales and production which typically occurs in the third and fourth quarters will allow the Company to improve its gross margins by year end.

     Selling, general and administrative expenses fell slightly, by $37,314 (2.8%) for the quarter and $16,792 (0.6%) for the year to date from those periods of 1995. The major areas of increase from retail expenses and professional fees, while major savings were found in payroll taxes, co-op
advertising, freight, and commissions.   Interest expenses were reduced by
$26,921 (11.6%) for the second quarter but were $14,523 (3.4%) higher for the six months ended June 30, 1996 as opposed to 1995 levels.

     The Company incurred a net loss before taxes of $508,171 in the second quarter of 1996, an increased by $165,020 over that period of 1995. The net loss after taxes of $315,066 equates to $.21 per share as opposed to a $.20 loss per share in 1995, however this equation includes the 475,000 additional shares of common stock which was issued during the quarter.

     Through the first six months of 1996, the Company lost $1,151,840 before credit for taxes, an increase of $474,802 over 1995. The net loss after taxes of $714,141 equates to a $.47 loss per share in 1996 as opposed to a $.40 loss per share through the first six months of 1995. Again, that loss per share figure includes the newly issued shares.

     The Company's efforts through the remainder of the year will be to improve its sales and gross margins. Selling, general, and administrative expenses will be continuously monitored in order to reduce costs wherever possible. Interest expenses are expected to decrease well below 1995 levels due to the reduced debt.


DANIEL GREEN COMPANY

Part II - Other Information

1.   Legal Proceedings - None.

2.   Changes in Securities - None.

3.   Default upon Senior Securities - None.

4.   Submission of matters to a vote of security holders - None.

5.   Other Information - None.

6.   Exhibits and reports on Form 8K

     A) The registrant filed a Form 8-K on July 10, 1996 with respect to its issuance of 475,000 newly issued shares of Common Stock, $2.50 par value to Riedman Corporation for cash consideration of $1,500,000.


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