Form 10QSB
period 1996-09-30
GREEN DANIEL CO
filed 1996-11-01
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
Washington, DC

Form 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996  Commission File No. 0-774

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

     CLASS                    OUTSTANDING AT SEPTEMBER 30, 1996

Common Stock $2.50 par value            1,511,892 Shares




















DANIEL GREEN COMPANY

INDEX
                                                       Page
                                                      Number

Index     . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Statements

Balance Sheets, Assets
      September 30, 1996 & December 31, 1995  . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      September 30, 1996 & December 31, 1995  . . . . . 3

Statements of Operations for the three & nine month
      periods ended September 30, 1996 & 1995 . . . . . 4

Statements of Cash Flows for the nine months ended
      September 30, 1996 & 1995  . . . . . .  . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . 7

PART II - Other Information   . . . . . . . . . . . . . 9





















Page 1
DANIEL GREEN COMPANY

Balance Sheets

ASSETS
                                             Sept. 30   December 31
                                               1996         1995
                                            (Unaudited)     (*)


Current Assets:

Cash                                      $     11,564   $   29,762

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1996 - $243,830  1995 - $275,000)          6,863,103    7,210,427

Income Tax Refund Receivable                   326,324      458,887

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                           2,325,123    2,640,101
     Work In Process                         1,350,332      782,291
     Finished Goods                          6,601,647    7,477,851
       Total Inventories                    10,277,102   10,900,243

Deferred Tax Asset                             320,977      320,977

Other Current Assets                            25,345      149,585

Total Current Assets                        17,824,415   19,069,881

Property:

Real Estate and Water Power, at cost         3,270,968    3,271,468
Machinery, Equipment, & Lasts, at cost       5,446,170    5,415,774
                                             8,717,138    8,687,242
Less: Accumulated Depreciation               6,865,137    6,610,846
Property, net                                1,852,001    2,076,396

Other Assets:
Prepaid Pension Expense                      2,335,860    2,281,237
Other Assets                                   129,917      144,447

Total Other Assets                           2,465,777    2,425,684


Total Assets                              $ 22,142,193 $ 23,571,961

(*)  Derived from Audited Financial Statements.

DANIEL GREEN COMPANY

Balance Sheets

Liabilities & Stockholders' Equity

                                            Sept. 30    December 31
                                              1996         1995
                                          (Unaudited)       (*)
Current Liabilities:

Notes Payable, line of credit             $ 5,517,084   $ 8,301,730
Notes Payable, current                        586,631       591,129
Accounts Payable, trade                     1,430,277       311,982
Accrued Salaries & Commissions                 86,738       211,808
Accrued Cooperative Advertising               200,000       300,000
Other Accrued Liabilities                     128,011       165,794
Capital Lease Obligation, current              27,865        17,115

Total Current Liabilities                   7,976,606     9,899,558

Capital Lease Obligations, non-current          3,953        10,916
Notes Payable, non-current                  1,812,958     2,295,177
Deferred Tax Liability                      1,110,351     1,110,351

Total Liabilities                          10,903,868    13,316,002


Stockholder's Equity

Common Stock                                3,779,730    2,592,230
Additional Paid in Capital                       312,500            0
Retained Earnings                           7,146,095    7,663,729
Total Stockholders' Equity                 11,238,325   10,255,959



Total Liabilities & Stockholders' Equity  $ 22,142,193 $ 23,571,961











(*)  Derived from Audited Financial Statements.

DANIEL GREEN COMPANY

Statements of Operations
(Unaudited)

                               For the                 For the
                          Three Months Ended         Nine Months Ended
                        Sept. 30     Sept. 30      Sept. 30     Sept. 30
                          1996         1995          1996         1995


Net Sales             $ 7,341,607   $ 6,612,108   $15,125,224  $15,239,187

Costs and Expenses:

 Cost of Goods Sold     5,366,797     4,627,187    11,282,725   10,907,906
 Selling, General,
 & Administrative       1,470,607     1,481,883     4,054,494    4,082,562
 Interest Expense         187,255       278,380       622,897      699,499

Total Costs & Expenses  7,024,659     6,387,450    15,960,116   15,689,967

Income (Loss) before
 credit for Income Taxes  316,948      224,658      (834,892)    (450,780)

(Provision) Credit
 for Income Taxes        (120,440)     (85,979)      317,259      171,296

Net Income (Loss)        $196,508     $138,679     ($517,633)   ($279,483)

Net Income (Loss)
          per Share        $0.13         $0.13        ($0.43)      ($0.27)

Weighted Average Number
 of Shares Outstanding  1,511,892     1,036,892      1,195,225    1,036,892

DANIEL GREEN COMPANY
Statements of Cash Flows                  For the Nine Months Ended
(Unaudited)                                Sept. 30      Sept. 30
                                             1996          1995
Operating Activities:
Net Loss                                  $ (517,633)  $ (279,483)

Adjustments to reconcile net loss to net
cash provided (used) by operating
activities:
 Depreciation                                254,291      281,407
 Amortization                                 18,402       18,402
 Net Pension Credit                          (54,623)     (67,500)

Changes in assets & liabilities:
(increases) decreases in:
 Accounts Receivable, trade                  347,324     (589,088)
 Income Tax Refund Receivable                132,563     (171,296)
 Inventories                                 623,141   (2,978,060)
 Other Current Assets                        124,240       75,671
 Other Assets                                 (3,872)     (49,971)
increases (decreases) in:
 Accounts Payable, trade                   1,118,295    1,154,505
 Accrued Salaries                           (125,070)     (78,578)
 Income Taxes Payable                              0     (402,947)
 Other Accrued Liabilities                  (137,783)    (197,495)
Net Cash Provided
       (Used) by Operating Activities:     1,779,275   (3,284,434)

Investing Activities:
 Purchase of property & equipment           (105,405)   (405,172)
 Disposal of property & equipment             75,509           0

Net Cash Used in Investing Activities:       (29,896)   (405,172)

Financing Activities:
 Net (Payments) Borrowings on
     Line of Credit                       (2,784,646)   4,234,161
 Repayments of Notes Payable                (486,717)   (490,081)
 Net Borrowings (Payments)
     of Capital Leases                         3,786         187
 Net Proceeds of Issuance of Common Stock  1,500,000           0

Net Cash (Used) Provided
     by Financing Activities              (1,767,577)   3,744,267

Net Increase (Decrease) in Cash              (18,198)     54,662

Cash at Beginning of Period                   29,762      23,551

Cash at End of Period                      $  11,564    $ 78,213
Page 5


DANIEL GREEN COMPANY

Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine months then ended.

Note 2. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     For the nine months ended September 30, 1996, the Company provided cash of $1,779,275 from operations as opposed to usage of $3,284,434 for the first nine months of 1995. An inventory decrease of $623,141 through September 1996 as opposed to an increase of $2,978,060 through September of 1995 accounted for the majority of the $5,063,709 difference in cash from operations from last year. Finished goods have decreased by $876,204 or 11.7% from 12/31/95 levels and by $2,491,915 or 27.4% from 9/30/95 levels.
Finished goods inventory now stands at 587,490 pairs, a decrease of 226,571 pairs (27.8%) from 9/30/95. Raw materials have also decreased, 11.9% from year end figures and 33.9% from September 1995 figures. Work in process is $568,041 (72.6%) higher than at December 31, 1995 but only $12,713 (1.0%)
higher than at September 30, 1995.   Total domestic production has been
reduced by 414,116 pairs or 35.7% through the first nine months of 1996 as compared to the first nine months of 1995.

     Lower accounts receivables and extended terms on accounts payable helped to offset the cash used by the increased loss. Receivables were reduced by $347,324 (4.8%) from the beginning of the year as compared to a $589,088 increase through the first nine months of 1995. Payables increased by $1,118,295 from 12/31/95, almost matching the $1,154,505 increase through the first nine months of 1995. Increased cash provided by operations, a $375,276 (92.6%) reduction in the cash used by investing activities, and $1.5 million provided by the issuance of additional common stock led to a net repayment of debt of $3,267,577 through the first nine months of 1996. This compares to $3,744,267 of additional borrowings through the first nine months of 1995.

     The Company's current line of credit expires on April 30, 1997. The Company is currently seeking less expensive debt to replace the current funding upon or before its expiration.

     Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

2.   Results of Operations

     Net sales for the third quarter of 1996 increased by 11.0% to $7,341,607 from the third quarter of 1995. Pairs shipped decreased by 3,010 (.6%) to 472,357 for the third quarter of this year as compared with last. Year to date sales figures are slightly behind 1995 by $113,963 or
 .7% on 94,563 (8.9%) fewer pairs shipped. Total net shipments through the first nine months of 1996 equal 969,220 pairs. The improving sales are a result of a noticeable increase in retail activity through the past few months. We expect continued improvement in the remainder of the year and now feel that our annual sales may be very near 1995 levels.

     The increased sales and efficient production aided the Company's gross margin for the quarter . The cost of goods sold (as a percentage of net sales) was 73.1% for the third quarter of 1996 and ended at 74.6% through the first nine months of the year. While this is better than earlier in the year, these figures continue to lag behind 1995's performance. The cost of goods sold was 70.0% for the third quarter and 71.6% for the year to date in 1995. It should be noted that these 1996 figures compare favorably to most years prior to 1995. Raw material and import purchases, productive labor costs, and other manufacturing expenses all decreased (26.7%, 27.8%, 11.3% respectively) through the first nine months of 1996 as compared to the same period of 1995. However, these savings were offset by the 35.7% reduction in pairs domestically produced. Management feels that efficient production and the strengthening sales will allow for continued improvements in the gross margins for the fourth quarter.

    Selling, general and administrative expenses fell slightly, by $11,276 (.8%) for the quarter and $28,068 (0.7%) for the year to date from those periods of 1995. The major areas of increase were from retail expenses and professional fees, while major savings were found in payroll taxes,
national advertising, freight, and commissions.   Interest expenses were
reduced by $91,125 (32.7%) for the third quarter and were $76,602 (11.0%) lower for the nine months ended September 30, 1996 as opposed to 1995 levels.

     The Company produced net income before taxes of $316,948 in the third quarter of 1996, an increase of $92,290 over that period of 1995. Net income after taxes of $196,508 equates to $.13 per share, equal to the $.13 net income per share in 1995, however this equation includes the 475,000 additional shares of common stock which was issued earlier in 1996.

     Through the first nine months of 1996, the Company lost $834,892 before credit for taxes, an increase of $384,112 over 1995. The net loss after taxes of $517,633 equates to a $.43 loss per share in 1996 as opposed to a $.27 loss per share through the first nine months of 1995. Again, that loss per share figure includes the additional shares for 1996.

DANIEL GREEN COMPANY
Part II - Other Information

1.   Legal Proceedings - None.

2.   Changes in Securities - None.

3.   Default upon Senior Securities - None.

4.   Submission of matters to a vote of security holders - None.

5.   Other Information - None.

6.   Exhibits and reports on Form 8K

     None.


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