Form 10KSB
period 1996-12-31
GREEN DANIEL CO
filed 1997-04-04
CIK 26820

THIS DOCUMENT IS A COPY OF THE REPORT ON FORM 10-KSB FILED ON APRIL 1, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Sec. 13 or 15(d) of the
                       Securities and Exchange Commission


For the Fiscal Year Ended 12/31/96             Commission File Number 0-774
                            DANIEL GREEN COMPANY
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                       15-0327010
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

ONE MAIN ST., DOLGEVILLE, NEW YORK                             13329
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (315) 429-3131

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered
          None                                        None

Securities registered pursuant to Section 12(g) of the Act:

         COMMON STOCK, $2.50 PAR VALUE PER SHARE
                  (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or by amendment to this Form 10-KSB ( ).

Revenues of the Registrant for the Fiscal Year Ended December 31, 1996:
                         Net Sales of $23,060,724

Aggregate market value of the voting stock held by non-affiliates of the registrant:
                        $4,100,148 as of March 24, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

COMMON STOCK,                                  OUTSTANDING AT MARCH 24, 1997
------------                                   -----------------------------
$2.50 PAR VALUE                                    1,511,892 shares
---------------                               ---------------------

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated:
         Annual Report to Stockholders, December 31, 1996            Part II
         Definitive Proxy Statement Dated March 7, 1997              Part III


                                     PART I

Item 1. Description of Business.

         The registrant and its predecessors have been engaged in the manufacture and sale of quality leisure footwear since 1882. The Daniel Green Company slipper is one of the oldest and best-known in the footwear industry. Materials in Daniel Green slippers include satin, rayon, corduroy, nylon, brocade, felt, polyurethane and several types of leather.

          Women's slippers and leisure footwear, which normally account for above 90% of the registrant's annual sales, retail within a price range varying from $18.50 a pair to $88.00 a pair. Men's slippers are sold at prices ranging between $19.50 and $48.00 a pair. The registrant produces about 35 to 45 styles of slippers and 45 to 50 styles of leisure footwear, many of which change from year to year. The registrant designs most of its own styles, having for many years maintained a style research department. Several styles are imported and are designed by the overseas manufacturers, or in concert with the registrant. Most of the slippers and leisure footwear are sold under the name "Outdorables", or under the trademarks Comfy(R), Dee Gee(R), and Daniel Green(R).

         Most of the slippers and leisure footwear sold by the registrant are manufactured in its plants in Dolgeville, New York (more fully described in Item 2 - Property). The Company's current product line includes imported shoe styles, and this trend is likely to continue. The registrant has experienced no difficulty in obtaining the raw materials needed to manufacture its products. The registrant has never made a practice of entering into long-term purchase contracts.

         The registrant's products are sold directly to retailers through its own sales force which covers the entire United States. Approximately 4,600 stores carry Daniel Green Company slippers and leisure footwear, including most of the major department stores in the country. Export sales to Canada have increased slightly due to the gradual elimination of restrictive tariffs and duties. One customer accounted for more than 10% of the Company's business in 1996 and 1995 while in 1994, no customer accounted for more than 10% of the Company's net sales. Due to the uncertain nature of the retail industry, the loss of any one or more major customers could have a material adverse effect on the Company's business.

         The registrant advertises its products through leading nationally distributed magazines and for many years has built its advertising campaigns around the trademarks Comfy(R) and Daniel Green(R). It avoids granting restricted or exclusive shoe sales arrangements, believing that distribution of its type of merchandise requires the greatest number of outlets. Private label products are sold to a number of companies by internal management and no one company accounts for a majority of the business of that division.

         The registrant's business is a seasonal one. By offering a June 10th payment date to customers buying slippers for shipment between January 1st and May 10th, the registrant has been able to encourage customers to replenish their stock more evenly throughout the year. Dating privileges are also given for payment on May 10th for all Spring Outdorables shipped between November 25th and March 24th, and November 10th dating for Fall Outdorables shipped between June 1st and September 24th. However, the majority of registrant's sales are generated during the latter half of the year. In an effort to encourage earlier shipments, the registrant offers a Christmas dating which allows customers to pay on December 10th for orders of slippers and Dee Gee(R)'s shipped between June 1st and October 24th.

         The registrant experiences severe competition in the sale of its slippers from other manufacturers of leisure footwear, particularly imports. It maintains an active research and development staff which concentrates on improving manufacturing techniques and plant scheduling. The registrant is not aware of any patents held by others which might materially affect its ability to compete.

         The registrant believes that a definite advantage attaches to its ownership of the registered trademarks Comfy(R), Dee Gee(R), and Daniel Green(R), which have been used by the registrant for many years.

         The registrant knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon the capital expenditures, earnings and competitive position of the registrant.

         The registrant has enjoyed an excellent relationship with its approximately 350 employees, most of whom are full-time. All of the registrant's employees, except for the salesmen, are employed in its plant at Dolgeville, New York.

         The amount of registrant's backlog orders believed to be firm as of December 31, 1996 is $1,388,784 as compared with $543,413 as of December 31, 1995 and $759,901 as of December 31, 1994. All backlog orders are expected to be filled within the next fiscal year. The backlog orders are a normal aspect of the registrant's business due to its seasonal nature.

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

         All registrant's buildings are owned by the Company. A small portion of the registrant's production machinery is leased. An updated computer mainframe and telephone system were installed under capital lease arrangements in 1995 and 1996.

Item 3. Legal Proceedings.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

         This information is contained in the 1996 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

Item 6. Management's Discussion and Analysis of Plan of Operations.

         This information is contained in the 1996 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

Item 7. Financial Statements.

         The required financial statements together with the Report of Deloitte & Touche LLP dated January 24, 1997, is contained in the 1996 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
        Compliance with Section 16(a) of the Exchange Act.

         This information is contained in the Definitive Proxy Statement dated March 7, 1997, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


Item 10. Executive Compensation.

         This information is contained in the Definitive Proxy Statement dated March 7, 1997, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         This information is contained in the Definitive Proxy Statement dated March 7, 1997, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 12. Certain Relationships and Related Transactions.

         This information is contained in the Definitive Proxy Statement dated March 7, 1997, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K.

         (a).  Exhibits

                  The following exhibits are incorporated by reference:

                  (13)  1996 Annual Report to Stockholders

                  (21)  Subsidiary of the registrant

                  (27)  Financial Data Schedule

         (b).     Reports on Form 8-K.

                  There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DANIEL GREEN COMPANY
                                              (Registrant)


DATE:  March 31, 1997                     By:  /s/ James R. Riedman
                                               James R. Riedman,
                                               Chairman and Chief Executive
                                               Officer

                                          By:  /s/ Warren J. Reardon III
                                               Warren J. Reardon III,
                                               President and Chief Operating
                                               Officer

                                          By:  /s/ Stanley W. Kabot
                                               Stanley W. Kabot, Treasurer
                                               and Chief Financial Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.


                                    DIRECTORS


/s/ Edward Bloomberg                              /s/ Steven DePerrior
Edward Bloomberg                                  Steven DePerrior


/s/ William L. Fay                                /s/ John B. French, Esq.
William L. Fay                                    John B. French, Esq.


/s/ David T. Griffith                             /s/ Gregory Harden
David T. Griffith                                 Gregory Harden


/s/ Gary E. Pflugfelder
Gary E. Pflugfelder


DATE:  March 31, 1996