Form 10QSB
period 1997-03-31
GREEN DANIEL CO
filed 1997-05-14
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   Form 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the quarter ended March 31, 1997 Commission File No. 0-774

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

         CLASS                        OUTSTANDING AT MARCH 31, 1997

Common Stock $2.50 par value                     1,511,892

                              DANIEL GREEN COMPANY

                                      INDEX
                                                               Page
                                                              Number

Index    . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Information

Balance Sheets, Assets
          March 31, 1997 & December 31, 1996  . . . . . . .. . . 2

Balance Sheets, Liabilities & Stockholders' Equity
                   March 31, 1997 & December 31, 1996  . . .. . .3

Statements of Operations for the three months ended
          March 31, 1997 and March 31, 1996   . . . . . . .. . . 4

Statements of Cash Flows for the three months ended
          March 31, 1997 and March 31, 1996   . . . . . . . . . .5

Notes to Financial Statements . . . . . . . . . . . . . . . . . .6

Management Discussion & Analysis of Financial Conditions
          and Results of Operations . . . . . . . . . . . . . . .7

PART II - Other Information   . . . . . . . . . . . . . . . . . .9

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                                     ASSETS
                                                    March 31      December 31
                                                      1997            1996
                                                   (Unaudited)        (*)
Current Assets:

Cash                                              $    12,464   $    13,213

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1997 - $218,425  1996 - $200,000)                 4,557,621     6,582,081

Income Tax Refund Receivable                          372,506       157,704

Inventories, at lower of cost (FIFO) or market:
         Raw Materials                              2,227,984     2,026,140
         Work In Process                            1,583,617     1,351,945
         Finished Goods                             5,837,638     5,075,618
                                                  -----------   -----------
           Total Inventories                        9,649,239     8,453,703


Other Current Assets                                   65,752        69,479
                                                  -----------   -----------

Total Current Assets                               14,657,582    15,276,180

Property, plant & equipment:

Real Estate and Water Power, at cost                3,271,558     3,270,968
Machinery, Equipment, & Lasts, at cost              5,429,969     5,427,718
                                                    8,701,527     8,687,242
Less: Accumulated Depreciation                      6,987,996     6,900,371
Property, plant & equipment, net                    1,713,531     1,798,315

Other Assets:

Prepaid Pension Expense                             2,375,369     2,375,369
Other Assets                                          113,794       114,963
                                                  -----------   -----------

Total Other Assets                                  2,489,163     2,490,332
                                                  -----------   -----------

Total Assets                                      $18,860,276   $19,564,827
                                                  ===========   ===========


(*) Derived from audited financial statements.

See notes to financial statements.

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                             March 31      December 31
                                               1997           1996
                                           (Unaudited)         (*)
Current Liabilities:

Notes Payable, line of credit              $ 4,189,894   $ 4,537,856
Notes Payable, current                         396,466       591,979
Accounts Payable, trade                        854,476       480,130
Accrued Salaries & Commissions                  72,471       209,427
Accrued Cooperative Advertising                268,952       307,909
Other Accrued Liabilities                      116,857       119,123
Deferred income tax liability                  258,193       258,193
Capital Lease Obligation, current               14,973        23,480
                                           -----------   -----------

Total Current Liabilities                    6,172,282     6,528,097

Notes Payable, non-current                   1,708,240     1,708,240
Deferred Tax Liability                         262,716       262,716
                                           -----------   -----------

Total Liabilities                            8,143,238     8,499,053
                                           -----------   -----------

Stockholders' Equity

Common Stock                                 3,779,730     3,779,730
Paid-in-excess of par value                    312,500       312,500
Retained Earnings                            6,624,808     6,973,544
                                           -----------   -----------
Total Stockholders' Equity                  10,717,038    11,065,774
                                           -----------   -----------



Total Liabilities & Stockholders' Equity   $18,860,276   $19,564,827
                                           ===========   ===========




(*) Derived from audited financial statements.

See notes to financial statements.

                              DANIEL GREEN COMPANY

                            Statements of Operations
                                   (Unaudited)

                                     For the Three Months Ended
                                       March 31        March 31
                                         1997            1996
                                     -----------      ----------


Net Sales                             $ 3,819,009    $ 3,763,545

Costs and Expenses:

 Cost of Goods Sold                     2,947,249      2,864,807
 Selling, General, & Administrative     1,293,387      1,311,444
 Interest Expense                         140,852        230,963
                                      -----------    -----------

Total Costs and Expenses                4,381,488      4,407,214
                                      -----------    -----------

Loss before credit for Income Taxes      (562,479)      (643,669)

Credit for Income Taxes                   213,742        244,594
                                      -----------    -----------

Net Loss                              ($  348,737)   ($  399,075)
                                      ===========    ===========

Net Loss per Share                    ($     0.23)   ($     0.38)
                                      ===========    ===========


Shares Outstanding                      1,511,892      1,036,892




See notes to financial statements.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                            For the Three Months Ended
                                              March 31       March 31
                                                1997           1996
                                            ------------   ------------

Operating Activities:
 Net Loss                                   $  (348,737)   $  (399,075)
 Adjustments to reconcile net loss to net
 cash provided by operating
 activities:
  Depreciation                                   87,625         93,345
  Amortization                                    6,134          6,134
  Net Pension Credit                                  0        (15,000)

Changes in assets & liabilities:
 (increases) decreases in:
  Accounts Receivable, trade                  2,024,460      1,827,412
  Income Tax Refund Receivable                 (214,802)      (244,594)
  Inventories                                (1,195,536)       271,167
  Other Current Assets                            3,727         81,033
  Other Assets                                   (4,965)        (3,872)
 increases (decreases) in:
  Accounts Payable, trade                       374,346        674,326
  Accrued Salaries                             (136,956)      (141,970)
  Accrued Cooperative Advertising               (38,957)             0
  Deferred tax liability                              0              0
  Other Accrued Liabilities                      (2,265)      (204,756)
                                            -----------    -----------
Net Cash Provided by Operating Activities       554,074      1,944,150

Investing Activities:
 Purchase of property & equipment                (2,841)       (17,870)
                                            -----------    -----------

Net Cash Used in Investing Activities            (2,841)       (17,870)
Financing Activities:
 Net Payments on Line of Credit                 347,962     (1,726,201)
Repayments of Notes Payable                    (195,513)      (195,300)
 Principal payments under Capital Leases         (8,507)        (6,229)

Net Cash Used in Financing Activities          (551,982)    (1,927,730)


Net Decrease in Cash                               (749)        (1,450)

Cash at Beginning of Period                      13,213         29,762
                                            -----------    -----------

Cash at End of Period                       $    12,464    $    28,312
                                            ===========    ===========
See notes to financial statements

                              DANIEL GREEN COMPANY


                          Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months then ended.

Note 2. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 3. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15,
                1997. This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company's current EPS calculation conforms to basic EPS.
                Diluted EPS will not be  materially  different  from basic EPS
                since  the  issuance  of  common   shares  upon   exercise  of
                outstanding stock options would not be materially dilutive.

                              DANIEL GREEN COMPANY

             Management Discussion & Analysis of Financial Condition
                            and Results of Operations


1.   Liquidity and Capital Resources

         For the quarter ended March 31, 1997, net cash flows from operating activities were $444,000 as compared to $1,944,150 for the first quarter in 1996. The primary reason for this change and reduction is the higher inventory levels in 1997. Higher inventory purchases were made by the Company in order to support several months of production in manufacturing facilities located outside of the United States. Since December 31, 1996, inventories went up by $1,195,536 or 14.1% and the biggest increase took place in finished goods. Production of footware started earlier this year compared to 1996, which also added to higher stock levels. First quarter production in 1997 was 36% higher than in 1996.

         The majority of cash provided by operations was used to repay debt. During the first quarter of 1997, repayments of notes payable and on the line of credit amounted to $543,475 as compared to $1,921,501 paid out in 1996. The Company continues to minimize its spending levels for machinery and equipment.

         The Company entered into a new credit arrangement with KeyBank National Association on April 14, 1997. The agreement provides the Company with: an $8,000,000 revolving line of credit; a $1,000,000 equipment line of credit and a $2,100,000 mortgage/term loan. The credit facility is for a three year period and will bear interest at LIBOR plus 2.25%.

         Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

         Subsequent to December 31, 1996, the Company elected to terminate its defined benefit pension plan and implement a defined contribution 401(k) savings plan. The Company has not completed its analysis of the financial statement effect of terminating the plan, but, upon completion, it is expected to have a positive effect on the Company's financial position and results of operations.

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company in its fourth quarter and in its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. The Company anticipates that earnings per share calculated in conformity with SFAS No. 128 will not differ materially from current figures because the issuance of common shares upon the exercise of outstanding stock options would not be materially dilutive.

2.       Results of Operations

         Net sales for the first quarter were slightly ahead of last year by $55,464 or 1%. Sales of slippers and casual footware was down, while sales of private label and close-out styles were higher in comparison to last year.

         Cost of goods for the quarter increased by $82,442 or 2% over the first
quarter  of  1996.  This  increase  reflects  the  higher   manufacturing  costs
associated with the shipments of private label footware.

         Selling, general and administrative expenses (SG&A) decreased by $18,056 or 1% over last year. In relationship to net sales for the quarter, SG&A expenses also decreased by 1% in comparison to 1996.

         There was a significant reduction in interest expense for the quarter over last year which amounted to a decrease of $90,111 or 39%. This change reflects lower borrowing levels.

         The Company incurred a net loss before taxes of $562,479 which was $81,190 less than in 1996. The net loss after taxes was $348,737 or $50,338 less than in 1996.

                              DANIEL GREEN COMPANY

                           Part II - Other Information

1.       Legal Proceedings - None.


2.       Changes in Securities - None.


3.       Default upon Senior Securities - None.


4.       Submission of matters to a vote of security holders.

         At the Annual Meeting of Stockholders held March 27, 1997, stockholders present in person and by proxy voted upon one proposal other than the election of Directors:

         1) that the shareholders elect the firm of Deloitte & Touche as the Company's independent auditors (Proposal II, listed on the Proxy Statement dated March 7, 1997).
                  Of the total shares outstanding, 1,252,477 or 83% voted
                  on Proposal II as follows:       1,220,232 or 97.4% For
                                                      23,950 or  1.9% Against
                                                       8,295 or   .6% Abstain
                                                           0 or   .0% No Vote




5.       Other Information - None.

6.       Exhibits and Reports on Form 8K - None.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              DANIEL GREEN COMPANY
                                                   Registrant



Date: May 11, 1997                            /s/ Stanley W. Kabot
                                              --------------------
                                              Stanley W. Kabot,
                                               Chief Financial Officer,
                                               Treasurer