Form 10QSB
period 1997-06-30
GREEN DANIEL CO
filed 1997-08-13
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                  Form 10-QSB

                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the quarter ended June 30, 1997  Commission File No. 0-774

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

     CLASS                          OUTSTANDING AT JUNE 30, 1997

Common Stock $2.50 par value            1,511,892 Shares

DANIEL GREEN COMPANY

INDEX
                                                       Page
                                                      Number

Index     . . . . . . . . . . . . . . . . . . . . . . . 1

PART I - Financial Statements

Balance Sheets, Assets
      June 30, 1997 & December 31, 1996   . . . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      June 30, 1997 & December 31, 1996   . . . . . . . 3

Statements of Operations for the three & six month
      periods ended June 30, 1997 & 1996  . . . . . . . 4

Statements of Cash Flows for the six months ended
      June 30, 1997 & 1996  . . . . . . . . . . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . 7

PART II - Other Information   . . . . . . . . . . . . .11

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                                     ASSETS

                                                   June 30       December 31
                                                      1997          1996
                                                  (Unaudited)       (*)
                                                  -----------   -------------
Current Assets:

Cash                                              $    11,913   $    13,213

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1997 - $227,168  1996 - $200,000)                 3,873,217     6,582,081

Income Tax Refund Receivable                          285,461       157,704

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                                  1,950,337     2,026,140
     Work In Process                                1,123,013     1,351,945
     Finished Goods                                 8,250,522     5,075,618
                                                  -----------   -----------
       Total Inventories                           11,323,872     8,453,703

Other Current Assets                                  101,916        69,479
                                                  -----------   -----------


Total Current Assets                               15,596,379    15,276,180


Property, plant & equipment:

Real Estate and Water Power, at cost                3,271,158     3,270,968
Machinery, Equipment, & Lasts, at cost              5,482,385     5,427,718
                                                    8,753,543     8,698,686
Less: Accumulated Depreciation                      7,075,619     6,900,371
                                                  -----------   -----------
Property, plant, & equipment-net                    1,677,924     1,798,315

Other Assets:
Prepaid Pension Expense                             2,375,369     2,375,369
Other Assets                                          156,551       114,963
                                                  -----------   -----------

Total Other Assets                                  2,531,920     2,490,332


Total Assets                                      $19,806,223   $19,564,827
                                                  ===========   ===========

(*)  Derived from Audited Financial Statements.
     See notes to financial statements.

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                             June 30      December 31
                                               1997          1996
                                            (Unaudited)       (*)
                                           ------------  ------------
Current Liabilities:

Notes Payable, line of credit              $ 4,977,663   $ 4,537,856
Notes Payable, current                         592,515       591,979
Accounts Payable, trade                        959,298       480,130
Accrued Salaries & Commissions                  72,080       209,427
Accrued Cooperative Advertising                371,604       307,909
Other Accrued Liabilities                      142,233       119,123
Deferred Income Tax Liability                  258,193       258,193
Capital Lease Obligation, current                6,294        23,480
                                           -----------   -----------

Total Current Liabilities                    7,379,880     6,528,097

Notes Payable, non-current                   1,561,242     1,708,240
Deferred Tax Liability                         262,716       262,716
                                           -----------   -----------


Total Liabilities                            9,203,838     8,499,053


Stockholders' Equity

Common Stock                                 3,779,730     3,779,730
Paid-in-excess of par value                    312,500       312,500
Retained Earnings                            6,510,155     6,973,544
                                           -----------   -----------
Total Stockholders' Equity                  10,602,385    11,065,774



Total Liabilities & Stockholders' Equity   $19,806,223   $19,564,827
                                           ===========   ===========






(*)  Derived from Audited Financial Statements.
     See notes to financial statements.


                              DANIEL GREEN COMPANY

                            Statements of Operations
                                   (Unaudited)

                                              For the                       For the
                                         Three Months Ended             Six Months Ended
                                       June 30        June 30          June 30     June 30
                                        1997           1996             1997         1996
                                     --------------------------   ---------------------------
Net Sales                            $ 3,850,881    $ 4,020,072    $ 7,669,890    $ 7,783,617

Costs and Expenses:

 Cost of Goods Sold                    2,550,840      3,051,121      5,498,089      5,915,928
 Selling, General,
 & Administrative                      1,376,031      1,272,443      2,669,418      2,583,887
 Interest Expense                        108,933        204,679        249,785        435,642
                                     -----------    -----------    -----------    -----------

Total Costs & Expenses                 4,035,804      4,528,243      8,417,292      8,935,457

Loss before
 credit for Income Taxes                (184,923)      (508,171)      (747,402)    (1,151,840)

Credit for Income Taxes                   70,270        193,105        284,013        437,699
                                     -----------    -----------    -----------    -----------

Net Loss                             ($  114,653)   ($  315,066)   ($  463,389)   ($  714,141)
                                     ===========    ===========    ===========    ===========

Net Loss per Share                        ($0.07)        ($0.30)        ($0.31)        ($0.68)
                                     ===========    ===========    ===========    ===========

Shares Outstanding                     1,511,892      1,063,235      1,511,892      1,050,064




See notes to financial statements.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                 For the Six Months Ended
                                                  June 30        June 30
                                                   1997           1996
                                              ----------------------------
Operating Activities:
 Net Loss                                     $  (463,389)   $  (714,141)

 Adjustments  to reconcile  net loss to net
 cash provided by (used in) operating
 activities:
   Depreciation                                   175,248        199,209
   Amortization                                    12,268         12,268
   Net Pension Credit                                   0        (36,415)

Changes in assets & liabilities:
 (increases) decreases in:
   Accounts Receivable, trade                   2,708,864      2,693,499
   Income Tax Refund Receivable                  (127,757)        10,784
   Inventories                                 (2,870,169)      (647,209)
   Other Current Assets                           (32,437)        60,819
   Other Assets                                   (53,856)        (3,872)

increases (decreases) in:
  Accounts Payable, trade                         479,168        992,211
  Accrued Salaries                               (137,347)      (137,071)
  Accrued Cooperative Advertising                  63,695       (200,000)
  Other Accrued Liabilities                        23,110         21,925
                                              -----------    -----------
 Net Cash Provided (Used)
  by Operating Activities:                       (222,602)     2,252,007
                                              -----------    -----------

Investing Activities:
  Purchase of property & equipment                (54,857)       (54,184)
Net Cash Used in Investing Activities:            (54,857)       (54,184)

Financing Activities:
  Net (Payments) Borrowings on
     Line of Credit                               439,807     (3,362,851)
  Repayments of Notes Payable                    (146,462)      (341,400)
  Principal payments under capital lease          (17,186)       (11,822)
  Net Proceeds of Issuance of Common Stock              0      1,500,000
                                              -----------    -----------

Net Cash Provided by (Used)
 in Financing activities                          276,159     (2,216,073)
Net (Decrease) in Cash                             (1,300)       (18,250)

Cash at Beginning of Period                        13,213         29,762
                                              -----------    -----------
Cash at End of Period                         $    11,913    $    11,512
                                              ===========    ===========

                  See notes to financial statements.

DANIEL GREEN COMPANY

Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the three and six months then ended.

Note 2. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This new standard requires dual presentation of basic and diluted earnings per share
         (EPS) on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company's current EPS calculations conforms to basic EPS. Diluted EPS will not be materially different from basis EPS since the issuance of common shares upon exercise of outstanding stock options would not be materially dilutive.

DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     For the six months ended June 30, 1997, the Company used $222,602 of cash for operations. This compares with $2,252,007 of cash provided by operations for the first six months of 1996. The primary use of cash went for the build-up of inventory to support sales orders in subsequent months. Inventories have increased by $2,870,169 or 34% since the beginning of the year. This increase in inventory reflects the unusually low level of stock at the end of 1996 and the significant increase in purchases made this year over last year of imported footwear. In comparison to last year, the Company's inventory stands at $11,323,872 or 2% lower than the June 1996 level of $11,547,451. As of June 30, 1997, inventory quantities are 6% below June 1996.

         The Company continues to be successful in its collections of accounts receivable. Receivables were reduced by $2,708,864 or 41% from the beginning of the year, as compared to a $2,693,499 or a 37% reduction through the first six months of 1996. Total liabilities increased by $704,785 or 8.3% since the beginning of the fiscal year. The increases are reflected in accounts payable, and in the additional borrowings of $439,807 through the first six months of 1997.

         The Company entered into a new credit arrangement with KeyBank National Association on April 14, 1997. The agreement provided the Company with: an $8,000,000 revolving line of credit (the "revolver"); a $1,000,000 equipment line of credit and a $2,100,000 mortgage/term loan. The credit facility is for a three year period and bears interest at LIBOR plus 2.25%. Permitted borrowings against the revolver are a percentage of eligible accounts receivable, finished goods and raw material inventory, subject to certain limitations. These include a cap on the total amount of eligible inventory. Pursuant to the terms of the revolver, the inventory cap was reduced by $500,000 on August 1, 1997. Towards the end of the second quarter, the Company had projected and disclosed to its Directors that the Company would have negative availability under the revolver beginning toward the end of July and running through the early part of September. The projected shortfall was directly related to the still outstanding refinancing of the Company's long term debt. The long term debt that was continued at the time of the new financing with KeyBank was to be increased by an estimated $2,000,000 which would have provided the Company with adequate liquidity. This financing has been delayed; however, the Company continues to work towards obtaining the additional $2,000,000. To maintain availability under the revolver, the Company initially sought to arrange a short term loan with KeyBank, which would be repaid with funds that the Company expects to receive following the termination of its existing pension plan and reversion to the Company of any overfunding. However, the terms and conditions required by KeyBank were not acceptable to the Company and steps were taken to seek short term financing from another lender.

         Riedman Corporation, which owns approximately 31% of the Company's outstanding shares, proposed a short term borrowing solution to the Company which was approved by the Board of Directors at a special meeting held on July 17, 1997. Under the loan agreement, Riedman Corporation will make advances in the aggregate principal amount of up to $1,000,000, at a fixed rate per annum equal to the prime rate published in the Wall Street Journal on the date of the agreement, plus two percentage points. Repayment of the loan with accrued interest will be due on or before December 31, 1997, and payment will be from the funds received after the termination of the Company's pension plan and reversion to the Company of any overfunding. In connection with the loan agreement, the Company has granted Riedman Corporation an option to purchase up to 25,000 shares of the Company's authorized and unissued Common Stock at a price of $4.75 per share.

         Subsequent to December 31, 1996, the Company elected to terminate its defined benefit pension plan and implement a defined contribution 401(k) savings plan. The Company has not completed its analysis of the financial statement effect of terminating the plan, but, upon completion, it is expected to have a positive effect on the Company's financial position and results of operations.

         Management is not aware of any known demands, commitments or events which would materially affect its liquidity, once the Riedman Corporation loan has been obtained, and there are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

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

2.   Results of Operations

         Net sales for the second quarter were $3,850,881 and 4.2% lower than last year during this period. For the first half of the year, net sales amounted to $7,669,890 which is 1.5% lower than net sales reported for the first six months of 1996. Shipments for the second quarter were down by 3% compared to last year. On a year-to-date basis, total shipments are slightly ahead of 1996. Sales are down for the quarter because of reduced shipments to several of the Company's larger customers.

         Cost of goods sold for the second quarter was 66.2% of net sales as compared to 75.9% in 1996. This reduction occurred due to sales mix: higher-margin products were sold during the quarter, accounting adjustments that were made to reclassify some personnel costs into the selling, general and administrative cost category and manufacturing spending levels for the quarter in balance with estimates. On a year-to-date basis, cost of sales is 4.3% below last year's percentages.

         Selling, general and administrative expenses in the second quarter of 1997 are ahead of 1996 by $103,588. This increase relates to reclassification of expenses previously recorded under the cost of goods sold section and higher expenses incurred, for advertising and selling purposes.

         Interest expense has been lowered by $95,746 over 1996 due to the Company's refinancing of its credit facilities in April, and a lower borrowing rate of interest. Through June, the Company has reduced its interest expense by $185,857 over last year.

         The Company incurred a net loss before taxes of $184,923 in the second quarter of 1997, a decrease of $323,248 over last year. On an after-tax basis, the loss for the quarter was $114,653 or $.07 per share as opposed to a $315,066 after-tax loss of $.30 per share in 1996.

         The net loss for the first half of the year was $463,389 or $.31 per share. This compares to last year's first six month loss of $714,141 or $.68 per share.

         The Company's efforts through the remainder of the year will be to achieve sales targets. Selling, general, and administrative expenses will be monitored and spending levels will be reduced, wherever possible. Interest expense is expected to decrease well below last year.

DANIEL GREEN COMPANY

Part II - Other Information

1.   Legal Proceedings - None.

2.   Changes in Securities - None.

3.   Default upon Senior Securities - None.

4.   Submission of matters to a vote of security holders - None.

5.   Other Information - None.

6.   Exhibits and reports on Form 8K - None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                       DANIEL GREEN COMPANY
                                            Registrant



Date:
                                   Stanley W. Kabot, Chief
                                    Financial Officer