Form 10QSB
period 1997-09-30
GREEN DANIEL CO
filed 1997-11-13
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                  Form 10-QSB

                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

     For the quarter ended September 30, 1997    Commission File No. 0-774

                              DANIEL GREEN COMPANY
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                 15-0327010
 (State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

         ONE MAIN STREET
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

              CLASS                    OUTSTANDING AT SEPTEMBER 30, 1997

    Common Stock $2.50 par value               1,511,892 Shares

DANIEL GREEN COMPANY

INDEX
                                                          Page
                                                         Number

Index     . . . . . . . . . . . . . ...... . . . . . . . . . 1

PART I - Financial Statements

Balance Sheets, Assets
      September 30, 1997 & December 31, 1996   . . . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      September 30, 1997 & December 31, 1996   . . . . . . . 3
Statements of Operations for the three & nine month
      periods ended September 30, 1997 & 1996  . . . . . . . 4

Statements of Cash Flows for the nine months ended
      September 30, 1997 & 1996  . . . . . . . . . . . . . . 5

Notes to Financial Statements ...... . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Condition
      and Results of Operations . ...... . . . . . . . . . . 7

PART II - Other Information   . . . . . ...... . . . . . . . 9

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                                     ASSETS

                                                        Sept 30,     December 31
                                                         1997           1996
                                                      (Unaudited)        (*)

Current Assets:

Cash                                                   $     9,655   $    13,213

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1997 - $222,487  1996 - $200,000)                      6,090,667     6,582,081

Income Tax Refund Receivable                               256,738       157,704

Inventories, at lower of cost (FIFO) or market:
     Raw Materials                                       1,978,895     2,026,140
     Work In Process                                       581,896     1,351,945
       Finished Goods                                    7,419,736     5,075,618
                                                       -----------   -----------
       Total Inventories                                 9,980,527     8,453,703

Other Current Assets                                        97,667        69,479
                                                       -----------   -----------

Total Current Assets                                    16,435,254    15,276,180


Property, plant & equipment:

Real Estate and Water Power, at cost                     3,336,554     3,270,968
Machinery, Equipment, & Lasts, at cost                   5,527,214     5,427,718
                                                       -----------   -----------
                                                         8,863,768     8,698,686
Less: Accumulated Depreciation                           7,153,177     6,900,371
                                                       -----------   -----------
Property, plant, & equipment-net                         1,710,589     1,798,315


Other Assets:
Prepaid Pension Expense                                  2,375,369     2,375,369
Other Assets                                               101,296       114,963
                                                       -----------   -----------

Total Other Assets                                       2,476,665     2,490,332


Total Assets                                           $20,622,508   $19,564,827
                                                       ===========   ===========

(*)  Derived from Audited Financial Statements.
     See notes to financial statements.

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                            Sept 30     December 31
                                              1997         1996
                                          (Unaudited)       (*)
Current Liabilities:

Notes Payable, line of credit             $ 5,565,438   $ 4,537,856
Notes Payable, current                        808,435       591,979
Accounts Payable, trade                       760,463       480,130
Accrued Salaries & Commissions                 58,995       209,427
Accrued Cooperative Advertising               469,854       307,909
Other Accrued Liabilities                      51,037       119,123
Deferred Income Tax Liability                 258,193       258,193
Capital Lease Obligation, current               3,950        23,480
                                            ---------     ---------

Total Current Liabilities                   7,976,365     6,528,097

Notes Payable, non-current                  1,735,907     1,708,240
Deferred Tax Liability                        262,716       262,716
                                            ---------     ---------


Total Liabilities                           9,974,988     8,499,053


Stockholders' Equity

Common Stock                                3,779,730    3,779,730
Paid-in-excess of par value                   312,500      312,500
Retained Earnings                           6,555,290    6,973,544
                                            ---------    ---------
Total Stockholders' Equity                 10,647,520   11,065,774


Total Liabilities & Stockholders' Equity  $20,622,508 $ 19,564,827
                                           ==========   ==========




(*)  Derived from Audited Financial Statements.
     See notes to financial statements.

                              DANIEL GREEN COMPANY

                            Statements of Operations
                                   (Unaudited)

                                     For the                         For the
                                Three Months Ended              Nine Months Ended
                              Sept 30        Sept 30         Sept 30         Sept 30
                               1997            1996           1997             1996


Net Sales                  $  5,610,869    $  7,341,607    $ 13,280,759    $ 15,125,224

Costs and Expenses:

 Cost of Goods Sold           4,066,245       5,366,797       9,564,334      11,282,725
 Selling, General,
 & Administrative             1,323,288       1,470,607       3,992,706       4,054,494
 Interest Expense               148,537         187,255         398,322         622,897
                           ------------    ------------    ------------    ------------

Total Costs & Expenses        5,538,070       7,024,659      13,955,362      15,960,116

Income (Loss) before
 credit for Income Taxes         72,799         316,948        (674,603)       (834,892)

(Provision) Credit
       for Income Taxes         (27,664)       (120,440)        256,349         317,259
                           ------------    ------------    ------------    ------------

Net Income (Loss)                45,135    $    196,508    ($   418,254)   ($   517,633)
                           ============    ============    ============    ============

Net Income (Loss)
        per Share                 $0.03          $0.13           ($0.28)         ($0.43)
                           ============    ============    ============    ============


Shares Outstanding            1,511,892       1,511,892       1,511,892       1,195,225



                       See notes to financial statements.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                For the Nine Months Ended
                                                Sept 30         Sept 30
                                                   1997          1996
Operating Activities:
 Net Loss                                     $  (418,254)   $  (517,633)

 Adjustments  to reconcile  net loss to net
 cash provided by (used in) operating
 activities:
   Depreciation                                   252,806        254,291
   Amortization                                    18,402         18,402
   Net Pension Credit                                   0        (54,623)

Changes in assets & liabilities:
 (increases) decreases in:
   Accounts Receivable, trade                     491,414        347,324
   Income Tax Refund Receivable                   (99,034)       132,563
   Inventories                                 (1,526,824)       623,141
   Other Current Assets                           (28,188)       124,240
   Other Assets                                    (4,733)        (3,872)
increases (decreases) in:
  Accounts Payable, trade                         280,333      1,118,295
  Accrued Salaries & Commissions                 (150,432)      (125,070)
  Accrued Cooperative Advertising                 161,945       (100,000)
  Other Accrued Liabilities                       (68,086)       (37,783)
                                              -----------    -----------
 Net Cash Provided (Used)
  by Operating Activities:                     (1,090,651)     1,779,275
                                              -----------    -----------

Investing Activities:
  Purchase of property & equipment               (165,082)      (105,405)
  Disposal of property & equipment                      0         75,509
                                              -----------    -----------
Net Cash Used in Investing Activities:           (165,082)       (29,896)
                                              -----------    -----------

Financing Activities:
  Net Borrowings (Payments) on
     Line of Credit                             1,027,582     (2,784,646)
  Net Borrowings and
     Repayments of Notes Payable                  244,123       (486,717)
  Principal payments under capital lease          (19,530)         3,786
  Net Proceeds of Issuance of Common Stock              0      1,500,000
                                              -----------    -----------

Net Cash Provided by (Used)
 in Financing activities                        1,252,175     (1,767,577)

Net (Decrease) in Cash                             (3,558)       (18,198)

Cash at Beginning of Period                        13,213         29,762
                                              -----------    -----------
Cash at End of Period                         $     9,655    $    11,564
                                              ===========    ===========

                  See notes to financial statements.

DANIEL GREEN COMPANY

Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine months then ended.

Note 2. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Note 4. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.130 establishes standards for reporting and disclosure of comprehensive income and in components in financial statement format. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Items considered comprehensive income including foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently evaluating what impact this standard will have on its disclosure.

Note 5. SFAS No. 131 established standards for the reporting information about operating segments by public entities in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued for shareholders. This Statement supersedes SFAS No, 14, Financial Reporting for Segments of a Business Enterprise and amends SFAS No. 94, "Consolidation of All-Majority-Owned-Subsidiaries." SFAS No. 131 requires that public entities report financial and descriptive information about its reportable business segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating what impact this standard will have on its disclosures.

DANIEL GREEN COMPANY

Management Discussion & Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

         Cash flow used by operations for the first nine months of 1997 was $1.1 million compared with $1.8 million provided by operations for the first nine months of 1996. This decrease in cash was the result of higher inventories, lower income, and offset by accounts receivable and accounts payable. Inventories increased by $1.5 million or 18% over the historical low balance at December 31, 1996. When compared to September 30, 1996, the inventory value on-hand at September 30, 1997 is 2.9% lower, but, changes have occurred within each inventory category. Raw materials and work-in-process have been significantly reduced in comparison with last year and reflect curtailed production activity. Finished goods has increased by 12.4% due to lower sales demand, but a larger percentage of stock reflects imported footwear.

         The Company's line of credit at September 30, 1997 is $5.6 million and remains relatively unchanged as compared to $5.5 million at September 30, 1996. The increase in short term borrowings reflects the Company's additional borrowings to finance inventory.

         In comparison to the first nine months of 1996, the Company has increased capital expenditures in 1997 by $59,677. These expenditures were primarily made to upgrade computer systems.

         The Company's borrowing requirements for working capital purposes are seasonal with peak borrowing periods between June and mid September. On July 17, 1997 the Company obtained a short term loan from Riedman Corporation, which owns approximately 31% of the Company's outstanding shares. Under the loan agreement with Riedman Corporation, the Company was allowed to receive and borrow up to $1,000,000, at a fixed rate per annum equal to the prime rate published in the Wall Street Journal on the date of the agreement, plus two percentage points. Total advances under this loan agreement through September 30, 1997 have been $500,000, and the Company does not anticipate additional borrowings. All outstanding amounts were paid to Riedman Corporation on October 31, 1997, from funds received after the termination of the Company's defined benefit plan.

         Subsequent to December 31, 1996, the Company elected to terminate its defined benefit pension plan and implement a defined contribution 401(k) savings plan. The Company has completed its analysis of the financial statement effect of terminating the plan and concluded that it will have a positive effect on the Company's financial position and results of operations.

         Management is not aware of any known demands, commitments or events which would materially affect its liquidity, and there are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

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

         The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information." The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet and is not expected to have a material effect on the Company's financial statements, The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographical areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

2.   Results of Operations

         Net sales for the third quarter ended September 30, 1997 were $5.6 million, a decrease of 23.6% from last year's third quarter sales of $7.3 million. On a year-to-date basis, total sales are $13.3 million or 12.2% lower than the net sales of $15.1 million reported for the first nine months of 1996. Sales for the third quarter of this year do not include a major customer shipment that took place at the end of the third quarter in 1996.

         Gross margin as a percentage of net sales for the third quarter of 1997 was 27.5% compared to the prior year's level of 26.9%. On a year-to-date basis, the Company's gross margin is 28.0% compared to 25.4% in 1996. This increase has been achieved by a shift in product mix to higher margin products.

         Selling, general and administrative expenses in the third quarter of 1997 are below 1996 by $147,319 or 10%. This decrease reflects lower selling and retail costs. Retail selling expenses are down significantly due to the closing of several retail outlets in 1996.

         Interest expense for the third quarter of 1997 has decreased by $38,718 as compared to the third quarter of last year. Through September, the Company has reduced its interest expense by $224,575 or 36% over 1996. This decrease reflects a lower borrowing rate of interest and reduced spending levels.

         The Company produced net income before taxes of $72,799 in the third quarter of 1997, compared to $316,948 in 1996. On an after-tax basis, income for the quarter was $45,135 or $.03 per share as opposed to income of $196,508 or $.13 per share in 1996.

         Through the first nine months of 1997, the Company had an after-tax loss of $418,254 or $.28 per share. This compares to last year's performance of an after-tax loss of $517,633 or $.43 per share.

         As of September 30, 1997, the Company was in violation of a bank covenant relating to operating income as outlined in the loan agreement with KeyBank National Association. On October 23, 1997 the Company obtained a waiver on this financial covenant. In consideration of this waiver, the Company forfeited a $1,000,000 capital expenditure line, previously provided by the Lender.

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


                                       DANIEL GREEN COMPANY
                                            Registrant



Date: November 13, 1997            /s/ Stanley W. Kabot
                                   Stanley W. Kabot, Chief
                                   Financial Officer