Form 10KSB
period 1997-12-31
GREEN DANIEL CO
filed 1998-03-31
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Sec. 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/97                  Commission File Number 0-774

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

Revenues of the Registrant for the Fiscal Year Ended December 31, 1997:
                     Net Sales of $19,663,142

Aggregate market value of the voting stock held by non-affiliates of the registrant:
                 $4,241,209 as of March 18, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

CLASS                                        OUTSTANDING AT MARCH 18, 1998
COMMON STOCK, $2.50 PAR VALUE                     1,698,329 shares


List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated:
Annual Report to Stockholders, December 31, 1997              Part II
Definitive Proxy Statement Dated March 3, 1998                Part I, Part III

                                     PART I

Item 1. Description of Business

         The registrant and its predecessors have been engaged in the manufacture and sale of quality leisure footwear since 1882. The Daniel Green slipper is one of the oldest and best known in the footwear industry. Materials in Daniel Green slippers include satin, rayon, corduroy, nylon, brocade, felt, polyurethane and several types of leather.

         Women's slippers and leisure footwear, which normally account for over 80% of the registrant's annual sales, retail within a price range varying from $19.00 to $76.00 a pair, while men's slippers are sold at prices ranging between $20.00 to $48.00 a pair. Overall, the registrant produces about 65 to 75 styles of slippers and leisure footwear, many of which change from year to year. The registrant designs most of its own products, having for many years maintained a style research department. Approximately 40 styles are imported and produced by overseas manufacturers. The registrant owns the trademarks Comfy(R) and Dee Gee(R) and sells its shoes under the label "Daniel Green Leisure Footwear".

         Most of the slippers and leisure footwear sold by the registrant are manufactured in its plants in Dolgeville, New York (more fully described in Item 2 - Property). During 1997, the registrant started to consolidate its manufacturing operations and in 1998, the registrant will operate its entire domestic manufacturing within one facility, excluding warehousing and importing activity. The registrant has experienced no difficulty in obtaining the raw materials needed to manufacture its products and does not have a practice of entering into long-term purchase commitments.

         The registrant's products are sold directly to retailers through its own sales force which covers the entire United States. Approximately 4,600 stores carry Daniel Green Company slippers and leisure footwear, including most of the major department stores in the country. Seven major customers represented 41% of the registrant's business in 1997. These same customers represented 46% of sales in 1996 and 42% in 1995. Due to the uncertain nature of the retail industry, the loss of any one or more customer would have a material adverse effect on the registrant's business.

         The registrant advertises its products through a cooperative advertising program and for many years has built its advertising campaigns around the trademark Comfy(R). It avoids granting restricted or exclusive shoe sales arrangements, believing that distribution of its products requires the greatest number of outlets. However, the registrant has a contractual arrangement with one of its major customers to provide selected footwear products. Private label products are sold to a number of customers by internal management and several companies account for a majority of this business.

     The registrant's business is a seasonal one. By offering a June 10th payment date to customers buying slippers for shipments between January 1st and May 1st, the registrant has been able to encourage customers to replenish their core stock programs on an earlier basis. Dating privileges are also given for payment on May 10th for all Spring casuals shipped between November 25th and March 24th, and a November 10th dating for Fall casuals shipped between June 1st and September 1st. However, inclusive of this dating program, the majority of the registrant's sales are generated during the latter half of the year. In an effort to promote holiday sales, the registrant has offered a Christmas dating which allows customers to pay on December 10th for orders of slippers shipped between June 1st and October 1st.

         The registrant experiences severe competition in the sale of its slippers from other manufacturers of leisure footwear, particularly imports. It maintains an active research and development staff which concentrate on the introduction and release of new products into the market place. The registrant is not aware of any patents held by others which might materially affect its ability to compete.

         The registrant believes that a definite competitive advantage attaches to its ownership of the registered trademarks Comfy(R) and Dee Gee(R) which have been used by the registrant for many years.

         The registrant knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon the capital expenditures, earnings and competitive position of the registrant.

         The registrant has enjoyed a good relationship with approximately 275 employees, most of whom are full time. All of the registrant's employees, with the exception of field salesmen, are employed in Dolgeville, New York.

         The amount of registrant's backlog orders believed to be firm as of December 31, 1997 is approximately $643,000, compared with approximately $1,389,000 and approximately $543,000 as of December 31, 1996 and 1995 respectively. All backlog orders are expected to be filled within the next fiscal year. The backlog orders are a normal aspect of the registrant's business due to its seasonal nature.

Item 2. Description of Properties.

         The registrant's executive offices and manufacturing facilities are located in Dolgeville, New York. This site consists of approximately 15 acres of land on which there is a group of multi-story buildings containing approximately 337,000 square feet of floor space. These buildings are constructed principally of wood and limestone. The principal buildings were built between 1882 and 1890.

         The registrant's real property, equipment and other fixed assets are maintained in good condition and actively utilized.

         Registrant believes that its plants, which contain a variety of machinery for the manufacture of leisure footwear, are adequate to maintain present production output.

         All registrant's buildings are owned by the registrant. The registrant leases production and office equipment which expire at various dates through the year 2001.

Item 3. Legal Proceedings.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         This information is contained in the definitive proxy statement dated March 3, 1998 which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters.

         This information is contained in the 1997 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

Item 6. Management's Discussion and Analysis or Plan of Operations.

         This information is contained in the 1997 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

Item 7. Financial Statements.

         The required financial statements together with the Report of Deloitte & Touche LLP dated January 30, 1998, is contained in the 1997 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         This information is contained in the Definitive Proxy Statement dated March 3, 1998, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 10. Executive Compensation.

         This information is contained in the Definitive Proxy Statement dated March 3, 1998, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         This information is contained in the Definitive Proxy Statement dated March 3, 1998, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 12. Certain Relationships and Related Transactions.

         This information is contained in the Definitive Proxy Statement dated March 3, 1998, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

                                     PART IV


Item 13. Exhibits, List, and Reports on Form 8-K.

         (a).     Exhibits

                  (13)     1997 Annual Report to Stockholders

                  (21)     Subsidiary of the registrant



         (b).     Reports on Form 8-K.

                  There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DANIEL GREEN COMPANY
                                          (Registrant)



DATE: March 31, 1998                 By: /s/ James R. Riedman
                                         James R. Riedman,
                                         Chairman and Chief Executive
                                         Officer

                                     By: /s/ Stanley W. Kabot
                                         Stanley W. Kabot,
                                         Chief Financial Officer &
                                           Treasurer


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

                                    DIRECTORS


/s/ Edward Bloomberg                                 /s/ Steven DePerrior
Edward Bloomberg                                     Steven DePerrior


/s/ David T. Griffith                                /s/ Gregory Harden
David T. Griffith                                    Gregory Harden


/s/ Gary E. Pflugfelder                              /s/ James R. Riedman
Gary E. Pflugfelder                                  James R. Riedman



DATE:  March 31, 1998