Form 10QSB
period 1998-03-31
GREEN DANIEL CO
filed 1998-05-15
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   Form 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the quarter ended March 31, 1998 Commission File No. 0-774
                              DANIEL GREEN COMPANY
             (Exact name of registrant as specified in its charter)

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

         CLASS                                   OUTSTANDING AT MARCH 31, 1998

Common Stock $2.50 par value                                 1,698,329

                                                                          Page 2
                              DANIEL GREEN COMPANY

                                     INDEX
                                                                            Page
                                                                          Number

Index             . . . . . . . . . . . . . . . . . . . . . . .              1

PART I - Financial Information

Balance Sheets, Assets
          March 31, 1998 and December 31, 1997  . . . . . . . .              2

Balance Sheets, Liabilities & Stockholders' Equity
          March 31, 1998 and December 31, 1997  . . . . . . . .              3

Statements of Operations for the three months ended
          March 31, 1998 and March 31, 1997   . . . . . . . . .              4

Statements of Cash Flows for the three months ended
          March 31, 1998 and March 31, 1997   . . . . . . . . .              5

Notes to Financial Statements . . . . . . . . . . . . . . . . .              6

Management Discussion & Analysis of Financial Conditions
          and Results of Operations . . . . . . . . . . . . . .              8

PART II - Other Information   . . . . . . . . . . . . . . . . .             11

                              DANIEL GREEN COMPANY
                                 Balance Sheets

                                     ASSETS
                                                       March 31   December 31
                                                         1998        1997
                                                      (Unaudited)     (*)
Current Assets:
Cash                                                 $     6,395 $  901,875

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1998 - $248,505  1997 - $231,000)                    3,410,299  5,721,431

Deferred Income Tax Asset                                287,306    287,306

Income Tax Receivable                                    430,897          0

Inventories, at lower of cost (FIFO) or market:
         Raw Materials                                 2,048,692  1,941,033
         Work In Process                                 148,261    374,484
         Finished Goods                                6,114,762  6,153,858
                                                      ---------- -----------
           Total Inventories                           8,311,715  8,469,375

Other Current Assets                                           0     65,656
                                                      ---------- -----------

Total Current Assets                                  12,446,612 15,445,643

Property, plant & equipment:
Real Estate and Water Power, at cost                   3,374,864   3,374,864
Machinery, Equipment, & Lasts, at cost                 5,591,709   5,565,199
                                                      ----------   ---------
                                                       8,966,573   8,940,063
Less: Accumulated Depreciation                         7,299,092   7,232,416
                                                      ---------- -----------
Property, plant & equipment, net                       1,667,481   1,707,647

Other Assets:

Prepaid Pension Expense                                  819,896     894,896
Other Assets                                              97,217     114,687
                                                      ---------- -----------

Total Other Assets                                       917,113   1,009,583
                                                      ---------- -----------
Total Assets                                         $15,031,206 $18,162,873
                                                      ========== ===========

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                                        March 31    December 31
                                                          1998         1997
                                                       (Unaudited)      (*)
Current Liabilities:

Notes Payable, line of credit                        $   459,607   $ 2,219,802
Notes Payable, current                                   562,754       562,030
Accounts Payable, trade                                  487,446       303,492
Accrued Salaries & Commissions                           171,394       240,065
Other Accrued Liabilities                                 60,542       283,261
Income Tax Payable                                             0       421,389
                                                      ----------    ----------


Total Current Liabilities                              1,741,743     4,030,039

Notes Payable, non-current                             1,184,142     1,325,104
Deferred Tax Liability                                   611,726       611,726
                                                      ----------    ----------

Total Liabilities                                      3,537,611     5,966,869


Stockholder's Equity

Common Stock                                           4,245,823     4,245,823
Paid-in-excess of par value                              741,303       741,303
Retained Earnings                                      6,506,469     7,208,878
                                                      ----------    ----------
Total Stockholders' Equity                            11,493,595    12,196,004
                                                      ----------    ----------

Total Liabilities & Stockholders' Equity             $15,031,206   $18,162,873


(*) Derived from audited financial statements.

See notes to financial statements.

                              DANIEL GREEN COMPANY

                            Statements of Operations
                                                    (Unaudited)

                                                     For the Three Months Ended
                                                       March 31     March 31
                                                         1998         1997
                                                      ---------      ---------


Net Sales                                           $ 2,499,463    $ 3,323,762

Costs and Expenses:

 Cost of Goods Sold                                   2,302,757      2,593,147
 Selling, General, & Administrative                   1,275,989      1,293,387
 Interest Expense                                        53,635        140,852
                                                      ---------      ---------

Total Costs and Expenses                              3,632,381      4,027,386
                                                      ---------      ---------

Loss before credit for Income Taxes                  (1,132,918)      (703,623)

Credit for Income Taxes                                 430,509        267,594
                                                      ---------      ---------
Net Loss                                              ($702,409)     ($436,246)
                                                      =========      =========
Net Loss per Share:
     Basic                                               ($0.41)        ($0.29)
                                                      =========      =========
         Diluted                                          $0.41          $0.29
                                                      ---------      ---------
Shares Outstanding:
     Basic                                            1,698,329      1,511,892
                                                      ---------      ---------
         Diluted                                      1,698,329      1,511,892







See notes to financial statements.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                                    (Unaudited)
                                                      For the Three Months Ended
                                                         March 31      March 31
                                                          1998           1997
                                                       ----------     ---------
Operating Activities:
 Net Loss                                            $   (702,409)   $ (436,246)
  Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation                                             65,876        87,624
  Amortization                                                  0         6,134
Changes in assets & liabilities:
 (increases) decreases in:
  Accounts Receivable, trade                            2,311,132     2,519,707
  Income Tax Refund Receivable                           (430,897)     (268,437)
  Inventories                                             157,660    (1,549,638)
  Other Current Assets                                     65,656         3,727
  Other Assets                                             17,470        (4,966)
 increases (decreases) in:
  Accounts Payable, trade                                 183,954       264,273
  Accrued Salaries                                        (68,671)     (136,956)
  Income Taxes Payable                                   (421,389)            0
  Deferred tax liability                                        0      (258,193)
  Other Accrued Liabilities                              (222,719)      216,970
                                                       ----------     ---------
Net Cash Provided by Operating Activities               1,030,663       444,000
Investing Activities:
 Purchase of property & equipment                         (25,710)       (2,841)
                                                       ----------     ---------
Net Cash Used in Investing Activities                     (25,710)       (2,841)
Financing Activities:
 Net  Payments
         on Line of Credit                             (1,760,195)     (237,839)
 Repayments of Notes Payable                             (140,238)     (195,513)
                                                                0        (8,507)
Net Cash Used in Financing Activities                  (1,900,433)     (441,908)
Net Decrease in Cash                                     (895,480)         (749)
Cash at Beginning of Period    $901,875                    94,875        13,213
                                                       ----------     ---------
Cash at End of Period                                     $ 6,395      $ 12,464
                                                       ==========     =========
See notes to financial statements.

                              DANIEL GREEN COMPANY


                          Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months then ended.

Note 2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 3. Prior Period Adjustment The Company's financial statements for the quarter ended March 31, 1997 have been restated. Due to an error in accounting for the sale of certain products. The Company erroneously recognized sales for product shipped to a customer on a consigned basis. The previous practice of the Company was to adjust these sales numbers on an annual basis, for year-end reporting purposes. Since the Company expects these types of consignment arrangements to increase in the future, the Company decided that it was necessary to account for them properly on an interim basis as well.

                  The effect of this restatement on the net loss and net loss per share for the quarter ended March 31, 1997 was as follows:

                                                            Net Loss
                                  Net Loss                  Per Share

Previously reported               ($348,737)                ($0.23)
Restatement                       ($87,510)                 ($0.06)
-----------                       ---------                 -------
As Restated                       ($436,246)                ($0.29)

                              DANIEL GREEN COMPANY

             Management Discussion & Analysis of Financial Condition
                            and Results of Operations

1.       Liquidity and Capital Resources

         For the quarter ended March 31, 1998, net cash flows from operating activities were $1,030,663 as compared to $444,000 for the first quarter in 1997.

          Although the Company experienced a higher first quarter loss than in 1997 ($702,409 versus $436,246), lower inventory levels along with the Company's continued efforts to reduce accounts receivable, enabled the Company to dramatically improve its cash from operations. Inventories in the first quarter of 1998 were $8,311,715 compared to $10,003,341 at the end of March 31, 1997.
Lower purchases during the first quarter along with decreases in production levels have contributed to this change. The majority of cash provided by operations was used to pay down debt.

         Accounts receivable decreased at the end of the first quarter of 1998, to $3,410,299 from $4,062,374 at the end of the same quarter of 1997, and has gone down by $2,311,132 since the beginning of the fiscal year.

         The Company has a credit arrangement with KeyBank National Association which provides the Company with an $8,000,000 revolving line of credit and a $2,100,000 mortgage/term loan. The revolver carries an interest rate of LIBOR plus 2.25% and will expire on April 30, 2000. The revolver is secured by accounts receivable, inventory, equipment and cash. The Company's borrowing against the revolver is at an all-time low and stands at $459,607, compared to $4,299,967 a year ago. Based on the balance owed under the revolving line of credit, the Company believes it will be better positioned this year to handle working capital needs during the peak borrowing periods of June through September.

         The mortgage term loan is secured by the Company's manufacturing facilities and totaled $1,746,896 as of March 31, 1998.

         The line of credit contains
certain financial covenants relative to working capital, tangible net worth, total debt to tangible net worth and debt service coverage. All financial covenants, with the exception of the debt service coverage, are measured for compliance on an annual basis. The debt service coverage ratio is measured for compliance quarterly. The Company was not in compliance with the debt service coverage covenant as of March 31, 1998. On May 12th, the Company obtained a waiver from KeyBank National Association. Going forward, the Company and KeyBank are currently reviewing and establishing a new debt service coverage covenant for 1998.

         Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

2.       Results of Operations

         Shipments of footwear products were 25% lower in comparison to the first quarter of 1997. The Company believes that its first quarter sales results are based, in part, on a carry-over of poor retailing activity during the 4th quarter of 1997. This situation has resulted in many customers carrying higher inventory levels, reducing orders placed, and therefore fewer shipments being made by the Company during the 1st quarter of 1998.

         Cost of goods sold for the first quarter was 92.1% of net sales as compared to 78.0% in 1997. Due to inventory on-hand at the end of 1997, the Company produced fewer shoes in the first quarter of 1998 and charged-off more fixed manufacturing costs to operations than last year. In addition, sales of higher margined products in the quarter were 43% below sales levels reported last year. Both of these conditions led to a higher cost of goods sold percentage, for the first quarter of 1998 as compared to 1997. Selling, general and administrative (SG&A) expenses for the first quarter of 1998 are slightly below 1997 by $17,398 or 1.3%. As a percentage of sales, SG&A expenses for the first quarter of 1998 are up considerably over last year. Several factors account for this increase: (1) billings received during the first quarter for services provided by the Company's law firm and computer software company, (2) the timing effect of changing since January 1, 1998, the compensation plan of our field sales force from a commission-based to a salaried plus incentive-based program; and (3) expenses related to the "new" defined contribution 401(k) savings plan. For the first quarter of 1998, the defined contribution expense amounted to approximately $88,000. In the first quarter of 1997, the Company did not have a decrease. The prior year didn't commence until the third quarter.

         Interest expense for the first quarter of 1998 has decreased by $87,217 or 61.9% compared to the first quarter of 1997. This significant decrease reflects, in part, lower debt levels.

         The Company incurred a net loss before taxes of $1,132,918 in the first quarter of 1998, compared to a pre-tax loss of $703,623 last year. On an after-tax basis, the loss for the quarter was ($702,409) or ($0.41) per share as opposed to a ($436,246) after-tax loss of ($0.29) per share in the first quarter of 1997.

         On March 30, 1998 the Company hired Mr. Greg Tunney as its new President and Chief Operating Officer. Mr. Tunney was previously the Vice President, National Sales Manager of the Naturalizer and Dr. Scholl's Division of the Brown Shoe Company located in St. Louis, Missouri.

                              DANIEL GREEN COMPANY

                           Part II - Other Information

1.       Legal Proceedings - None.

2.       Changes in Securities - None.

3.       Default upon Senior Securities - None.

4.       Submission of matters to a vote of security holders.

         At the Annual Meeting of Stockholders held on March 27, 1998 and adjourned to April 1, 1998, stockholders present in person and by proxy voted upon two proposals other than the election of Directors:


Proposal I

         To amend the articles of organization to permit meetings of stockholders to be held anywhere in the United States, as listed on the Proxy Statement dated March 3, 1998. Of the total shares outstanding, 1,383,531 or 81% voted on Proposal I as follows:

For               1,347,514 or 97.3%
Against              31,261 or  2.2%
Abstained             4,756 or   .3%
No Vote                   0 or    0%


Proposal II

         To ratify the selection of Deloitte & Touche LLP as independent auditors for the Company. Of the total shares outstanding, 1,383,531 or 81% voted on Proposal II as follows:

For               1,373,911 or 99.3%
Against               7,020 or   .5%
Abstained             2,600 or   .1%
No Vote                   0 or    0%

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                                      DANIEL GREEN COMPANY
                                                           Registrant



Date: May 15, 1998                                 /s/ Stanley W. Kabot
                                                   Stanley W. Kabot
                                                   Chief Financial Officer,
                                                   Treasurer