Form 10QSB/A
period 1997-03-31
GREEN DANIEL CO
filed 1998-06-25
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   Form 10-QSB/A

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

                              DANIEL GREEN COMPANY

                                     INDEX
                                                                            Page
                                                                          Number

Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1

1. Amendment to Part I - Financial Information, Item 1. . . . .              2

   Statements of Cash Flows for the three months ended
          March 31, 1998 and March 31, 1997   . . . . . . . . .              3

         1. Amendment to Part I - Financial Information, Item 1

         The Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997 is amended in its entirety to read as set forth below.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                                    (Unaudited)
                                                      For the Three Months Ended
                                                         March 31      March 31
                                                          1998           1997
                                                       ----------     ---------
Operating Activities:
 Net Loss                                            $   (702,409)   $ (436,246)
  Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation                                             65,876        87,624
  Amortization                                                  0         6,134
Changes in assets & liabilities:
 (increases) decreases in:
  Accounts Receivable, trade                            2,311,132     2,519,707
  Income Tax Refund Receivable                           (430,897)     (268,437)
  Inventories                                             157,660    (1,549,638)
  Other Current Assets                                     65,656         3,727
  Other Assets                                             92,470        (4,966)
 increases (decreases) in:
  Accounts Payable, trade                                 183,954       264,273
  Accrued Salaries                                        (68,671)     (136,956)
  Income Taxes Payable                                   (421,389)            0
  Deferred tax liability                                        0      (258,193)
  Other Accrued Liabilities                              (222,719)      216,970
                                                       ----------     ---------
Net Cash Provided by Operating Activities               1,030,663       444,000
Investing Activities:
 Purchase of property & equipment                         (25,710)       (2,841)
                                                       ----------     ---------
Net Cash Used in Investing Activities                     (25,710)       (2,841)
Financing Activities:
 Net  Payments
         on Line of Credit                             (1,760,195)     (237,839)
 Repayments of Notes Payable                             (140,238)     (195,513)
                                                                0        (8,507)
Net Cash Used in Financing Activities                  (1,900,433)     (441,908)
Net Decrease in Cash                                     (895,480)         (749)
Cash at Beginning of Period    $901,875                    94,875        13,213
                                                       ----------     ---------
Cash at End of Period                                     $ 6,395      $ 12,464
                                                       ==========     =========
See notes to financial statements.