Form 10QSB
period 1998-06-30
GREEN DANIEL CO
filed 1998-08-14
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   Form 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the quarter ended June 30, 1998 Commission File No. 0-774

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

         CLASS                              OUTSTANDING AT JUNE 30, 1998

Common Stock $2.50 par value                         1,698,329

                              DANIEL GREEN COMPANY

                                      INDEX
                                                                  Page Number

Index    .............................................................i


PART I - Financial Information


Balance Sheets, Assets
     June 30, 1998 & December 31, 1997................................2

Balance Sheets, Liabilities & Stockholders' Equity
     June 30, 1998 & December 31, 1997................................3

Statements of Operations for the three months and six
     month periods ended June 30, 1998 and 1997.......................4

Statements of Cash Flows for the six months ended
     June 30, 1998 and 1997...........................................5

Notes to Financial Statements.........................................6

Management Discussion & Analysis of Financial Condition
     and Results of Operations........................................7

PART II - Other Information...........................................9

                                                                               2
                              DANIEL GREEN COMPANY
                                 Balance Sheets

                                     ASSETS

                                                     June 30,    December 31,
                                                      1998           1997
                                                   (Unaudited)       (*)
                                                  ------------  ------------
Current Assets:
Cash                                              $     4,800   $   901,875
Accounts Receivable, trade
 less allowances for doubtful accounts
 (1998 - $164,831  1997 - $231,000)                 2,513,913     5,721,431
Deferred Income Tax Asset                             287,306       287,306
Income Tax Receivable                                 555,433             0

Inventories, at lower of cost (FIFO) or market:
         Raw Materials                              1,675,292     1,941,033
         Work In Process                              116,697       374,484
         Finished Goods                             6,892,046     6,153,858
                                                  -----------   -----------
                  Total Inventories                 8,684,035     8,469,375

Other Current Assets                                    3,605        65,656
                                                  -----------   -----------

Total Current Assets                               12,049,092    15,445,643

Property, plant & equipment:
Real Estate and Water Power, at cost                3,374,864     3,374,864
Machinery, Equipment, & Lasts, at cost              5,636,197     5,565,199
                                                  -----------   -----------
                                                    9,011,061     8,940,063

Less: Accumulated Depreciation                      7,342,715     7,232,416
Property, plant & equipment, net                    1,668,346     1,707,647

Other Assets:
Prepaid Pension Expense                               744,896       894,896
Other Assets                                          125,752       114,687
                                                  -----------   -----------

Total Other Assets                                    870,648     1,009,583
                                                  -----------   -----------

Total Assets                                      $14,588,086   $18,162,873
                                                  ===========   ===========

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                              June 30    December 31
                                               1998          1997
                                            (Unaudited)      (*)
                                           -----------   -----------
Current Liabilities:

Notes Payable, line of credit              $   454,756   $ 2,219,802
Notes Payable, current                         561,548       562,030
Accounts Payable, trade                        418,153       303,492
 Accrued Salaries & Commissions                111,240       240,065
Other Accrued Liabilities                       95,327       283,261
Income Tax Payable                                   0       421,389
                                           -----------   -----------
Total Current Liabilities                    1,641,024     4,030,039

Notes Payable, non-current                   1,044,931     1,325,104
Deferred Tax Liability                         611,726       611,726
                                           -----------   -----------
Total Liabilities                            3,297,681     5,966,869

Stockholders' Equity

Common Stock                                 4,245,823     4,245,823
Paid-in-excess of par value                    741,303       741,303
Retained Earnings                            6,303,279     7,208,878
                                           -----------   -----------

Total Stockholders' Equity                  11,290,405    12,196,004
                                           -----------   -----------

Total Liabilities & Stockholders' Equity   $14,588,086   $18,162,873
                                           ===========   ===========


(*)      Derived from audited financial statements.

         See notes to financial statements.

                              DANIEL GREEN COMPANY


                            Statements of Operations
                                   (Unaudited)

                                 For the                       For the
                            Three Months Ended            Six Months Ended
                          June 30      June 30          June 30      June 30
                           1998          1997            1998          1997
                       --------------------------------------------------------

Net Sales              $ 2,701,872    $ 3,723,117    $ 5,201,335    $ 7,046,879

Costs and Expenses:
  Cost of Goods Sold     1,970,797      2,971,016      4,273,554      5,564,163
  Selling, General,
  & Administrative       1,012,136        897,620      2,288,125      2,191,007
  Interest Expense          46,666        108,933        100,301        249,785
                       -----------    -----------    -----------    -----------
Total Costs and
Expenses                 3,029,599      3,977,569      6,661,980      8,004,955
                       -----------    -----------    -----------    -----------
Loss before credit
  for Income Taxes        (327,727)      (254,452)    (1,460,645)      (958,076)

Credit for Income
  Taxes                    124,536         96,691        555,045        364,069
                       -----------    -----------    -----------    -----------

Net Loss               ($  203,191)   ($  157,761)   ($  905,600)   ($  594,007)
                       ===========    ===========    ===========    ===========

Net Loss per Share:
     Basis                   ($.12)         ($.10)         ($.53)         ($.39)
     Diluted                 ($.12)         ($.10)         ($.53)         ($.39)

Shares Outstanding:
     Basic               1,698,329      1,511,892      1,698,329      1,511,892
     Diluted             1,698,329      1,511,892      1,698,329      1,511,892


See notes to financial statements.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                 For the Six Months Ended
                                                 June 30         June 30
                                                   1998            1997
                                               ------------   ------------
Operating Activities:
 Net Loss                                      $  (905,600)   $  (594,007)
 Adjustments to reconcile net loss to net
 cash provided(used)by operating activities:
   Depreciation                                    109,499        175,248
   Amortization                                          0         12,268
Changes in assets & liabilities:
 (increases) decreases in:
  Accounts Receivable, trade                     3,207,518      2,708,864
  Income Tax Receivable                           (555,433)       (66,555)
  Inventories                                     (214,660)    (2,870,169)
  Other Current Assets                              62,051        (32,437)
  Other Assets                                     138,935        (53,856)
 increases (decreases) in:
  Accounts Payable, trade                          114,661        479,168
  Accrued Salaries                                (128,825)      (137,347)
  Income Taxes Payable                            (421,389)             0
  Deferred tax liability                                 0       (258,193)
  Other Accrued Liabilities                       (187,934)       281,304
                                               -----------    -----------
Net Cash Provided(Used)by Operating
 Activities                                      1,218,823       (222,602)
Investing Activities:
 Purchase of property & equipment                  (70,198)       (54,857)
                                               -----------    -----------
Net Cash Used in Investing Activities              (70,198)       (54,857)

Financing Activities:
 Net Payments on Line of Credit                 (1,765,046)       439,807
 Repayments of Notes Payable                      (280,654)      (146,462)
 Principal payments under Capital Leases                 0        (17,186)
Net Cash(Used)Provided by Financing
 Activities                                     (2,045,700)       276,159
                                               -----------    -----------

Net Decrease in Cash                              (897,075)        (1,300)
Cash at Beginning of Period                        901,875         13,213
Cash at End of Period                          $     4,800    $    11,913
                                               ===========    ===========

See notes to financial statements.

                              DANIEL GREEN COMPANY


                          Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the six months then ended.

Note 2. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 3. The Company's financial statements for the quarter ended June 30, 1998 have been restated due to an error in accounting for the sale of certain products. The Company erroneously recognized sales for product shipped to a customer on a consigned basis. The previous practice of the Company was to adjust these sales numbers on an annual basis, for year-end reporting purposes. Since the Company expects these types of consignment arrangements to increase in the future, the Company decided that it was necessary to account for them properly on an interim basis as well.

              The effects of this restatement on the net loss and net loss per share for the quarter and the six month period ended June 30, 1997 were as follows:

                           For the                       For the
                         Quarter Ended              Six Months Ended
                         June 30,  1997              June 30, 1997
                                  Net Loss                   Net Loss
                     Net Loss     Per Share      Net Loss    Per Share

Previously
 Reported           ($114,653)   ($  0.07)      ($463,389)   ($  0.31)
Restatement         ($ 43,108)   ($  0.03)      ($130,618)   ($  0.08)

As Restated         ($157,761)   ($  0.10)      ($594,007)   ($  0.39)

                              DANIEL GREEN COMPANY

             Management Discussion & Analysis of Financial Condition
                            and Results of Operations

1.       Liquidity and Capital Resources

For the first six months of 1998, the Company generated $1,218,823 in cash from operating activities, compared to using $222,601, for the same period in 1997. At the end of the second quarter, accounts receivable decreased by $736,293 or
22.7 percent over last year and is $3,207,518 lower compared to the end of fiscal year 1997. Inventories ended the quarter of 1998, at $8,684,035 which is $3,082,175 lower than one year ago and has increased slightly from the beginning of the year. The reduction in inventory levels from a year ago, reflects the Company's efforts to control and reduce the number of shoes in stock. During the second quarter, the Company hired a Merchandising Manager to coordinate production planning, inventory management and product distribution.

Total debt consists of notes payable, the line of credit, and capital lease obligations. At the end of the second quarter of 1998, total debt stands at $2,061,235 as compared with $7,137,714 a year ago, for an overall decrease of $5,076,479 or 71.1 percent. This decrease is the result of the proceeds from terminating the Company's defined benefit plan during the fourth quarter of 1997, by cash generated from operating activities, and by regular repayments of the debt during the first and second quarters of 1998. In addition, lower spending levels throughout the first six months of 1998, also contributed to this significant decrease.

The Company currently has in place a revolving line of credit ("revolver"), with KeyBank National Association which contains financial covenants. The Company is in compliance with all the covenants of the revolver, and all other debt agreements.

Management is not aware of any known demands, commitments or events that would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

2. Results of Operations

Net sales for the second quarter were approximately $2.7 million which is 27.4 percent lower than last year during this timeframe. For the first six months, net sales amounted to approximately $5.2 million, a 26.2 percent decline from net sales in the first six months of 1997. The decline in sales represents reduced shipments to several major customers, and the loss of a large customer due to competition. This decline in sales has carried-over form the first three months of this year, and the Company expects this trend to continue throughout the next two quarters.

Gross profit during the second quarter of 1998, amounted to approximately $.7 million, or 27.1 percent of net sales. This compares with a gross profit percent of 20.2 percent in the same quarter of 1997. For the six months, the gross profit percentage is 17.8 percent compared to 21.0 percent in 1997. The decrease in gross profit percentages from year to year, reflects a higher degree of underabsorbed overhead (due to lower production volumes) being reported for the first half of 1998 compared with last year.

For the quarter and six months, total selling, general and administrative expenses were 12.8 percent and 4.4 percent higher, respectively, than expenses reported during the comparable periods of 1997. The increase in selling, general and administrative expenses primarily represents: the costs associated with administering the Company's new 401(k) plan - employer contributions and stock allocations, and the timing of expenditures related to the new compensation program for the field sales force.

During the second quarter of 1998, net interest expense amounted to approximately $47 thousand compared to approximately $109 thousand a year ago. For the six months, net interest expense has also declined to approximately $100 thousand in 1998 from approximately $250 thousand in 1997. This decrease in net interest expense is principally due to lower spending levels in 1998, compared to last year, and a lower utilization of Company's revolving line of credit.

The Company incurred a net loss before taxes of approximately $328 thousand in the second quarter of 1998, an increase of 28.8 percent over last year. On an after-tax basis, the loss for the quarter was approximately $203 thousand or $.12 per share as opposed to approximately $158 thousand after tax loss of $.10 per share in 1997.

The net loss for the first half of the year was approximately $906 thousand or $.53 per share. This compared to last year's first six month loss of approximately $594 thousand or $.39 per share.

The Company's efforts throughout the remainder of the year will be to achieve revised sales targets. Overall expenditures will continue to be lower than last year and recent cost reductions should impact the Company's financial results for the last six months of 1998.

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



                                       DANIEL GREEN COMPANY
                                       Registrant



Date: August 14, 1998                  /s/ Greg Alan Tunney
                                       Greg Alan Tunney
                                       President

                                       /s/ Janet S. Cool
                                       Janet S. Cool
                                       Financial Controller