Form 10QSB
period 1998-09-30
GREEN DANIEL CO
filed 1998-11-13
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                                   Form 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

       For the quarter ended September 30, 1998 Commission File No. 0-774

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

         CLASS                              OUTSTANDING AT SEPTEMBER 30, 1998

Common Stock $2.50 par value                              1,693,329

                              DANIEL GREEN COMPANY

                                      INDEX
                                                                        Page
                                                                       Number

Index    ................................................................i


PART I - Financial Information


Balance Sheets, Assets
         September 30, 1998 & December 31, 1997..........................2

Balance Sheets, Liabilities & Stockholders' Equity
         September 30, 1998 & December 31, 1997..........................3

Statements of  Operations  for the three  months and nine
        months periods ended September 30, 1998 and 1997.................4

Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997.....................................5

Notes to Financial Statements............................................6

Management Discussion & Analysis of Financial Condition
         and Results of Operations.......................................7

PART II - Other Information..............................................9

                              DANIEL GREEN COMPANY
                                 Balance Sheets

                                     ASSETS

                                                  September 30,  December 31,
                                                      1998          1997
                                                   (Unaudited)      (*)
                                                  ------------- -------------
Current Assets:
Cash                                              $     7,600   $   901,875
Accounts Receivable, trade
 less allowances for doubtful accounts
 (1998 - $185,517  1997 - $231,000a                 3,167,056     5,721,431
Deferred Income Tax Asset                             287,306       287,306
Income Tax Receivable                               1,064,742             0

Inventories, at lower of cost (FIFO) or market:
         Raw Materials                              1,629,333     1,941,033
         Work In Process                              196,433       374,484
         Finished Goods                             6,327,596     6,153,858
                                                  -----------   -----------
                  Total Inventories                 8,153,362     8,469,375

Other Current Assets                                    2,423        65,656
                                                  -----------   -----------

Total Current Assets                               12,682,489    15,445,643

Property, plant & equipment:
Real Estate and Water Power, at cost                3,374,864     3,374,864
Machinery, Equipment, & Lasts, at cost              5,733,683     5,565,199
                                                  -----------   -----------
                                                    9,108,547     8,940,063

Less: Accumulated Depreciation                      7,384,975     7,232,416
                                                  -----------   -----------
Property, plant & equipment, net                    1,723,572     1,707,647

Other Assets:
Prepaid Benefit Plan Contribution                     655,110       894,896
Other Assets                                          160,643       114,687
                                                  -----------   -----------

Total Other Assets                                    815,753     1,009,583
                                                  -----------   -----------

Total Assets                                      $15,221,814   $18,162,873
                                                  ===========   ===========

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity



                                                  September 30,  December 3
                                                      1998          1997
                                                   (Unaudited)      (*)
                                                  ------------- -----------
Current Liabilities:

Notes Payable, line of credit                     $ 1,952,551   $ 2,219,802
Notes Payable, current                              1,353,647       562,030
Accounts Payable, trade                               564,356       303,492
Accrued Salaries & Commissions                         72,377       240,065
Other Accrued Liabilities                             120,127       283,261
Income Tax Payable                                          0       421,389
                                                  -----------   -----------
Total Current Liabilities                           4,063,058     4,030,039

Notes Payable, non-current                            112,236     1,325,104
Deferred Tax Liability                                611,726       611,726
                                                  -----------   -----------
Total Liabilities                                   4,787,020     5,966,869

Stockholders' Equity

Common Stock                                        4,245,823     4,245,823
Paid-in-excess of par value                           741,303       741,303
Retained Earnings                                   5,471,668     7,208,878
                                                  -----------   -----------
                                                   10,458,794    12,196,004
Less: Treasury Stock, 5,000 shs.                       24,000             0
                                                  -----------   -----------


Total Stockholders' Equity                         10,434,794    12,196,004
                                                  -----------   -----------

Total Liabilities & Stockholders' Equity          $15,221,814   $18,162,873
                                                  ===========   ===========


(*)      Derived from audited financial statements.

         See notes to financial statements.

                                      DANIEL GREEN COMPANY


                                    Statements of Operations
                                          (Unaudited)

                                             For the                       For the
                                        Three Months Ended            Nine Months Ended
                                     Sept. 30       Sept. 30       Sept. 30        Sept. 30
                                       1998           1997            1998           1997
                                 -------------------------------------------------------------

Net Sales                        $  3,188,641      $5,492,030      $8,389,976     $12,538,909

Costs and Expenses:
 Cost of Goods Sold                 2,326,707       3,466,039       6,600,261       9,030,202
 Selling, General,
 & Administrative                   2,154,822       1,801,699       4,442,947       3,992,706
 Interest Expense                      48,419         148,537         148,720         398,322
                                 ------------    ------------    ------------    ------------

Total Costs and
Expenses                            4,529,948       5,416,275      11,191,928      13,421,230
                                 ------------    ------------    ------------    ------------

Earnings(loss)before credit
 for Income Taxes                  (1,341,307)         75,755      (2,801,952)       (882,321)

(Provision)Credit for Income
 Taxes                                509,697         (28,787)      1,064,742         335,282
                                 ------------    ------------    ------------    ------------

Net Earnings (loss)              ($   831,610)   $     46,968    ($ 1,737,210)   ($   547,039)
                                 ============    ============    ============    ============

Net Earnings (Loss) per Share:
Basis                            ($       .49)   $        .03    ($      1.02)   ($       .36)
Diluted                          ($       .49)   $        .03    ($      1.02)   ($       .36)

Shares Outstanding:
Basic                               1,695,750       1,511,892       1,697,471       1,511,892
Diluted                             1,695,750       1,511,892       1,697,471       1,511,892


See notes to financial statements.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                             For the Nine Months Ended
                                             September 30   September 30
                                                  1998           1997
                                             ------------   ------------
Operating Activities:
 Net Loss                                    $(1,737,210)   $  (547,039)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation                                   152,559        252,805
  Amortization                                         0         18,402
Changes in assets & liabilities:
 (increases) decreases in:
  Accounts Receivable, trade                   2,554,375      1,233,264
  Income Tax Receivable                       (1,064,742)      (177,966)
  Inventories                                    316,013     (2,060,956)
  Other Current Assets                            63,233        (28,188)
  Other Assets                                   193,830         (4,733)
 increases (decreases) in:
  Accounts Payable, trade                        260,864        280,333
  Accrued Salaries                              (167,688)      (150,432)
  Income Taxes Payable                          (421,389)             0
  Deferred tax liability                               0              0
  Other Accrued Liabilities                     (163,134)        93,859
                                             -----------    -----------
Net Cash Used by Operating
 Activities                                      (13,289)    (1,090,651)
Investing Activities:
 Purchase of property & equipment               (168,484)      (165,082)
                                             -----------    -----------
Net Cash Used by Investing Activities           (168,484)      (165,082)

Financing Activities:
 Net(Payments)Borrowings on Line of Credit      (267,251)     1,027,582
 Repayments & Borrowings of Notes Payable       (421,251)       244,123
 Principal payments under Capital Leases               0        (19,530)
 Purchase of Treasury Stock                      (24,000)             0
                                             -----------    -----------
Net Cash(Used)Provided by Financing
 Activities                                     (712,502)     1,252,175
                                             -----------    -----------

Net Decrease in Cash                            (894,275)        (3,558)

Cash at Beginning of Period                      901,875         13,213
                                             -----------    -----------

Cash at End of Period                        $     7,600    $     9,655
                                             ===========    ===========

See notes to financial statements.

                                                                               6
                              DANIEL GREEN COMPANY


                          Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the three and nine months then ended.


Note 2. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


Note 3. The Company's financial statements for the quarter ended September 30, 1997 have been restated due to an error in accounting for the sale of certain products. The Company erroneously recognized sales for product shipped to a customer on a consigned basis. The previous practice of the Company was to adjust these sales numbers on an annual basis, for year-end reporting purposes. Since the Company expects these types of consignment arrangements to increase in the future, the Company decided that it was necessary to account for them properly on an interim basis as well.

         The effects of this restatement on the net earnings(loss) and net earnings(loss) per share for the quarter and the nine month period ended September 30, 1997 were as follows:

                        For the                    For the
                     Quarter Ended            Nine Months Ended
                     Sept. 30, 1997            Sept. 30, 1997
                      Net Income                   Net Loss
                Net Income  Per Share        Net Loss    Per Share

Previously
 Reported      $  45,135   $   0.03         ($418,254)   ($  0.28)
Restatement    $   1,833   $   0.00         ($128,785)   ($  0.08)

 As Restated   $  46,968   $   0.03         ($547,039)   ($  0.36)

                              DANIEL GREEN COMPANY

             Management Discussion & Analysis of Financial Condition
                            and Results of Operations

1.  Liquidity and Capital Resources

For the first nine months of 1998, the Company's operating activities used only $13,289 in cash , compared to $1,090,651, for the same period in 1997. At the end of the third quarter, accounts receivable decreased by $498,654 or 15.5 percent over the same period last year and is $2,554,375 lower compared to the end of fiscal year 1997. Inventories ended the quarter of 1998, at $8,153,362 which is $1,827,165 lower than one year ago and has decreased $316,013 from the beginning of the year. The reduction in inventory levels from a year ago, reflects the Company's efforts to control and reduce the quantity of raw materials and the number of shoes in stock.

Total debt consists of notes payable, the line of credit, and capital lease obligations. At the end of the third quarter of 1998, total debt stands at $3,418,434 as compared with $8,113,730 a year ago, for an overall decrease of $4,695,296 or 57.8 percent. This decrease is the result of the proceeds from terminating the Company's defined benefit plan during the fourth quarter of 1997, by cash generated from operating activities, and by regular repayments of the debt during the first nine months of 1998.

The Company currently has in place a revolving line of credit ("revolver"), with KeyBank National Association which contains financial covenants. On October 20, 1998, after three quarters of reported results, KeyBank National Association ("Bank") notified the Company that the Bank established that the Company is in default when comparing the Company's quarterly rather than yearly results to the credit facility loan agreement's negative covenants. Accordingly, the Company has reclassified $796,192 of debt owed to KeyBank from a long-term liability to a current liability per the accompanying Balance Sheets as of September 30, 1998.

Management is not aware of any known demands, commitments or events that would materially affect its liquidity, other than the non-compliance referred to in the previous paragraph. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

2.  Results of Operations

Net sales for the third quarter were approximately $3.2 million which is 41.9 percent lower than last year during this timeframe. For the first nine months, net sales amounted to approximately $8.4 million, a 33.1 percent decline from net sales in the first nine months of 1997. The decline in sales represents reduced shipments to several major customers, and the loss of a large customer due to competition. This decline in sales has carried-over from the first six months of this year. Management expects last quarter sales levels to be comparable to last year.

Gross profit during the third quarter of 1998, amounted to approximately $.9 million, or 27 percent of net sales. This compares with a gross profit percent of 36.9 percent in the same quarter of 1997. For the nine months, the gross profit percentage is 21.3 percent compared to 28 percent in 1997. The decrease in gross profit percentages from year to year reflects a higher degree of underabsorbed overhead due to lower production volumes in response to lower customer demand levels and a concerted effort to reduce inventory.

For the quarter and nine months, total selling, general and administrative expenses were 19.6 percent and 11.3 percent higher, respectively, than expenses reported during the comparable periods of 1997. The increase in selling, general and administrative expenses primarily represents: the costs associated with administering the Company's new 401(k) plan - employer contributions and stock allocations, consultant's fees of $422,000 related to formulating an efficiency plan, and marketing expenses associated with the re-design of the Daniel Green logo, to include shoe carton artwork and development, new Company signs and a more expansive advertising campaign. Senior management trips to overseas vendors have impacted travel expenses, an increase of $60,000 over the comparable 1997 period. These trips were made in an effort to evaluate and qualify vendors for present and future outsourced product needs. The timing of expenditures related to the new compensation program for the field sales force has also affected a higher than expected increase in selling expense.

During the third quarter of 1998, net interest expense amounted to approximately $48 thousand compared to approximately $149 thousand a year ago. For the nine months, net interest expense has also declined to approximately $149 thousand in 1998 from approximately $398 thousand in 1997. This decrease in net interest expense is principally due to debt reduction, discussed previously.

The Company incurred a net loss before taxes of approximately $1,341,000 in the third quarter of 1998, versus earnings of $75,755 for the comparable 1997 period. On an after-tax basis, the loss for the quarter was approximately $832 thousand or $.49 per share as opposed to earnings of approximately $47 thousand or $.03 per share in 1997. The net loss for the first nine months of the year was approximately $1,737,000 or $1.02 per share. This compared to last year's first nine month loss of approximately $547 thousand or $.36 per share.

                              DANIEL GREEN COMPANY

                           Part II - Other Information


1. Legal Proceedings - None.

2. Changes in Securities - None.

3. Default upon Senior Securities - The Company has been notified that it is in violation of loan agreements. See discussion in Management Discussion & Analysis of Financial Condition and Results of Operations, under Liquidity and Capital Resources, page 7.

4. Submission of matters to a vote of security holders - None.

5. Other Information - None.

6. Exhibits and Reports on Form 8K - None.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



                                     DANIEL GREEN COMPANY
                                     Registrant



Date: November 13, 1998              /s/ Greg Alan Tunney
                                     Greg Alan Tunney
                                     President,
                                     Chief Operating Officer


                                     /s/ Janet S. Cool
                                     Janet S. Cool,
                                     Financial Controller