Form 10KSB
period 1998-12-31
GREEN DANIEL CO
filed 1999-03-31
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
                Annual Report Pursuant to Sec. 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/98               Commission File Number 0-774

                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in Its Charter)

         MASSACHUSETTS                             15-0327010
(State or other jurisdiction of        (IRS Employer Identification Number)
 incorporationor organization)

ONE MAIN ST, DOLGEVILLE NEW YORK                     13329
(Address of principal executive offices)          (Zip Code)

                                 (315) 429-3131
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

         COMMON STOCK, $2.50 PAR VALUE PER SHARE
         (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

State issuer's revenues for its most recent fiscal year.
                  Net Sales of $14,610,867

Aggregate market value of the voting stock held by non-affiliates of the registrant:
                  $4,955,977 as of March 16, 1998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS                                     ISSUED & OUTSTANDING AT MARCH 16, 1999
COMMON STOCK, $2.50 PAR VALUE             1,570,335 SHARES

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated:

         Annual Report to Stockholders, December 31, 1998     Part II
         Definitive Proxy Statement Dated March 12, 1999      Part III

Transitional Small Business Disclosure Format (check one):  YES (  )   NO(X)

                                     Part I

Item 1. Description of Business

         The registrant and its predecessors have been engaged in the manufacture and sale of quality leisure footwear since 1882. The Daniel Green slipper is one of the oldest and best known in the industry. Materials in Daniel Green slippers include satin, rayon, corduroy, nylon, brocade, felt, polyurethane and several types of leather.

         Women's slippers and leisure footwear, which normally account for over 80% of the Company's annual sales, retail within a price range varying from $19.00 to $79.00 while men's slippers are sold at prices ranging between $20.50 to $48.00 a pair. Overall, the registrant produces about 120 to 140 styles of slippers and leisure footwear, many of which change from year to year. The registrant designs most of its own products, having for many years maintained a style research department. Approximately 70 styles are imported and produced by overseas manufacturers. The Company owns the trademarks Comfy and Daniel Green and sells its shoes under the label "Daniel Green Leisure Footwear".

         A portion of the slippers and leisure footwear sold by the registrant was manufactured in its plants in Dolgeville, New York (more fully described in Item 2 - Property). During 1997, the Company started to consolidate its manufacturing operations and in 1998, the Company operated its entire domestic manufacturing within one facility; excluding warehousing and importing activity. In the fourth quarter of 1998, the Company's Board of Directors, President and the new management team completed and began the implementation of a formal restructuring plan. Based on the restructuring plan, the Company will cease its manufacturing operations completely by June 30, 1999. As a result, the Company's primary business activity will be to outsource entirely the production of its footwear and to distribute the footwear to its customers under the Company's label and certain private labels. The registrant has experienced no difficulty in obtaining the raw materials needed to manufacture its products and does not have a practice of entering into long-term purchase commitments.

         The registrant's products are sold directly to retailers through its own sales force, which covers the entire United States. Approximately 4,600 stores carry Daniel Green Company slippers and leisure footwear, including most of the major department stores in the country. Ten major customers represent 45% of the Company's business in 1998. These same customers represent 40% of the sales in 1997 and 39% in 1996. Due to the uncertain nature of the retail industry, the loss of any one or more customer would have a material adverse effect on the Company's business.

         The registrant advertises its products through a cooperative advertising program and for many years has built its advertising campaigns around the trademark Comfy. It avoids granting restricted or exclusive shoe sale arrangements, believing that distribution of its products requires the greatest number of outlets. However, the Company has a contractual arrangement with one of its major customers to provide selected footwear products. Private label products are sold to a number of customers by internal management and several companies account for a majority of this business.

         The registrant's business is a seasonal one. By offering a June 10th payment date to customers buying slippers for shipments between January 1st and May 1st, the registrant has been able to encourage customers to replenish their core stock programs on an earlier basis. Dating privileges are also given for payment on May 10th for all Spring casuals shipped between Jan 1st and April 25th, and a November 10th dating for Fall casuals shipping between June 25th and September 1st. However, inclusive of this dating program, the majority of the registrant's sales are generated during the latter half of the year. In an effort to promote holiday sales, the registrant has offered a Christmas dating which allows customers to pay on December 10th for orders of slippers shipped between June 1st and October 1st, for orders of boots shipped by August 15th and for orders of children's slippers shipped by June 1st.

         The registrant experiences severe competition in the sale of its slippers from other manufactures of leisure footwear particularly imports. It maintains as active research and development staff, which concentrates on the introduction and release of new products into the market place. The registrant is not aware of any patent held by others,which might materially affect its ability to compete.

         The Registrant believes that a definite competitive advantage attaches to its ownership of the registered trademarks Comfy and Daniel Green, which have been used by the Company for many years.

         The registrant knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon the capital expenditures, earnings and competitive position of the registrant.

         The registrant has enjoyed a good relationship with approximately 225 employees, most of who are full time. All of the registrant's employees, with the exception of field sales representatives, are employed in Dolgeville, New York.

         The amount of the registrant's backlog orders believed to be firm as of December 31, 1998 is approximately $1,610,000, compared with approximately $643,000 and approximately $1,389,000 as of December 31, 1997 and 1996 respectively. All backlog orders are expected to be filled within the next fiscal year. The backlog orders are normal aspect of the registrant's business due to its seasonal nature.


Item 2   Description of Properties.

         The registrant's executive offices and manufacturing facilities are located in Dolgeville, New York. This site consists of approximately 15 areas of land on which there is a group of multi-stored buildings containing approximately 337,000 square feet of floor space. These buildings are constructed principally of wood and limestone. The principal buildings were built between 1882 and 1890.

         The registrant's real property, equipment and other fixed assets are maintained in good condition and actively utilized.

         Registrant believes that its plants, which contain a variety of machinery for the manufacture of leisure footwear, are adequate to maintain present production output.

         All registrant's buildings are owned by the Company. The Company leases production and office equipment, which expire at various dates through the year 2002.


Item 3   Legal Proceedings.

         None


Item 4   Submission of Matters to a Vote of Security Holders.

         This information is contained in the Definitive Proxy Statement dated March 12, 1999, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


                                     Part II

Item 5 Market for the Registrant's Common Sock and Related Stockholder Matters.

         This Information is contained in the 1998 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

Item 6 Management's Discussion and Analysis or Plan of Operations.

         This Information is contained in the 1998 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


Item 7   Financial Statements.

         The required financial statements together with the Report of Deloitte & Touche LLP dated January 29, 1999, is contained in the 1998 Annual Report to the Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None


                                    Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         This information is contained in the Definitive Proxy Statement dated March 12, 1999, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


Item 10  Executive Compensation.

         This information is contained in the Definitive Proxy Statement dated March 12, 1999, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


Item 11  Security Ownership of Certain Beneficial Owners and Management.

         This information is contained in the Definitive Proxy Statement dated March 12, 1999, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


Item 12  Certain Relationships and Related Transactions.

         This information is contained in the Definitive Proxy Statement dated March 12, 1999, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


                                     Part IV

Item 13  Exhibits, List and Reports on Form 8-K.

         (a).     Exhibits

                  The following exhibits are incorporated by reference:

                  Exhibit 13    1998 Annual Report to Stockholders
                                Filed with the Commission on March 12, 1999

         (b).     Reports on Form 8-K.

                  There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DANIEL GREEN COMPANY
                                 (Registrant)


DATE: March 31, 1999             By: /s/ Greg A. Tunney
                                     Greg A. Tunney,
                                     President and Chief Operating Officer


                                 By: /s/ John E. Brigham
                                     John E. Brigham,
                                     Chief Financial Officer and Treasurer


                                 By: /s/ Janet S. Cool
                                     Janet S. Cool,
                                     Corporate Controller

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


/s/ Greg A. Tunney
 Greg A. Tunney


DATE: March 31, 1999