Form 10QSB
period 1999-03-31
GREEN DANIEL CO
filed 1999-05-13
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the quarter ended March 31, 1999 Commission File No. 0-774
                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

     MASSACHUSETTS                                       15-0327010
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

     DOLGEVILLE, NEW YORK                               13329
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: (315) 429-3131

Former name, former address and former fiscal year, if changed since last report: None.

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports),and(2)has been subject to the filing requirements for the past 90 days. YES X NO

         CLASS                              OUTSTANDING AT MARCH 31, 1999

Common Stock $2.50 par value                         1,566,779

                              DANIEL GREEN COMPANY

                                      INDEX
                                                                         Page
                                                                        Number

Index    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

PART I - Financial Information

Balance Sheets, Assets
      March 31, 1999 & December 31, 1998. . . . . . . . . . . . . . . . . 2

Balance Sheets, Liabilities & Stockholders' Equity
      March 31, 1999 & December 31, 1998. . . . . . . . . . . . . . . . . 3

Statements of Operations for the three months ended
      March 31, 1999 and March 31, 1998 . . . . . . . . . . . . . . . . . 4

Statements of Cash Flows for the three months ended
      March 31, 1999 and March 31, 1998 . . . . . . . . . . . . . . . . . 5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . 6

Management Discussion & Analysis of Financial Conditions
      and Results of Operations. . . . . . . . . . . . . .  . . . . . . . 7

PART II - Other Information   . . . . . . . . .. . . . . . . . . . . . . 10

                              DANIEL GREEN COMPANY
                                 Balance Sheets

                                     ASSETS
                                                    March 31     December 31
                                                      1999          1998
                                                   (Unaudited)      (*)
                                                  ------------  ------------
Current Assets:
Cash                                              $     5,400   $     7,300

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1999 - $175,760  1998 - $250,000)                 2,973,860     4,205,979

Deferred Income Tax Asset                             164,124       164,124

Income Tax Receivable
                                                      387,142       387,142

Inventories, at lower of cost (FIFO) or market:
         Raw Materials                              1,072,827       995,918
         Work In Process                              132,489        82,795
         Finished Goods                             3,805,845     4,402,186
                                                  -----------   -----------
           Total Inventories                        5,011,161     5,480,899

Other Current Assets                                    1,797        50,275
                                                  -----------   -----------

Total Current Assets                                8,543,484    10,295,719

Property, plant & equipment:
Real Estate and Water Power, at cost                2,560,504     2,560,504
Machinery, Equipment, & Lasts, at cost              1,557,129     1,526,742
                                                  -----------   -----------
                                                    4,117,633     4,087,246
Less: Accumulated Depreciation                      3,254,974     3,180,179
                                                  -----------   -----------
Property, plant & equipment, net                      862,659       907,067


Other Assets:
Deferred income tax asset                             389,565       267,905
Other Assets                                          104,722        69,399
                                                  -----------   -----------
 Total Other Assets                                   494,287       337,304
                                                  -----------   -----------


Total Assets                                      $ 9,900,430   $11,540,090
                                                  ===========   ===========

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                             March 31      December 31
                                               1999           1998
                                            (Unaudited)        (*)
                                           ------------    ------------

Current Liabilities:

Notes Payable, line of credit              $    282,166    $  1,144,092
Notes Payable, current                        1,084,256       1,212,424
Accounts Payable, trade                         551,524         833,177
Accrued Salaries & Commissions                  107,410          21,242
Other Accrued Liabilities                       290,778         301,802
                                           ------------    ------------



Total Current Liabilities                     2,316,134       3,512,737

Notes Payable, non-current                      107,290         116,361
                                           ------------    ------------

Total Liabilities                             2,423,424       3,629,098


Stockholders' Equity

Common Stock                                  4,245,823       4,245,823
Paid-in-excess of par value                     741,303         741,303
Retained Earnings                             3,120,321       3,516,189
                                              8,107,447       8,503,315
Less: Treasury Stock                           (630,441)       (592,323)
                                           ------------    ------------

Total stockholders' equity                    7,477,006       7,910,992
                                           ------------    ------------

Total Liabilities & Stockholders' Equity   $  9,900,430    $ 11,540,090
                                           ============    ============


(*) Derived from audited financial statements.

See notes to financial statements.

                              DANIEL GREEN COMPANY

                            Statements of Operations
                                   (Unaudited)

                                             For the Three Months Ended
                                            March 31            March 31
                                              1999                1998
                                          -----------          -----------


Net Sales                                 $ 2,887,025          $ 2,499,463

Costs and Expenses:

 Cost of Goods Sold                         2,423,254            2,477,502
 Selling, General, & Administrative           960,064            1,101,244
 Interest Expense                              21,233               53,635
                                          -----------          -----------

Total Costs and Expenses                    3,404,551            3,632,381
                                          -----------          -----------

Loss before credit for Income Taxes          (517,526)          (1,132,918)

Credit for Income Taxes                       121,660              430,509
                                          -----------          -----------

Net Loss                                  ($  395,866)         ($  702,409)
                                          ===========          ===========

Net Loss per Share:
     Basic                                     ($0.25)              ($0.46)
     Diluted                                   ($0.25)              ($0.46)
Weighted Average Shares Outstanding:
     Basic                                  1,570,925            1,511,892
     Diluted                                1,570,925            1,511,892







See notes to financial statements.

                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                               For the Three Months Ended
                                                March 31        March 31
                                                  1999            1998
                                              ------------   ------------
Operating Activities:
 Net Loss                                     $  (395,866)   $  (702,409)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation                                     74,795         80,103
  Amortization                                      9,771          9,771
  Net Pension Expense                                   0         75,000
Changes in assets & liabilities:
 (Increases) decreases in:
  Accounts Receivable, trade                    1,232,119      2,311,132
  Income Tax Refund Receivable                          0       (430,897)
  Inventories                                     469,738        157,660
  Other Current Assets                             48,478          9,672
  Other Assets                                   (166,754)       (17,705)
 Increases (decreases) in:
  Accounts Payable, trade                        (281,653)       183,954
  Accrued Salaries                                 86,168         12,716
  Accrued Cooperative Advertising                 (50,160)      (123,203)
  Income Taxes Payable                                  0       (421,389)
  Other Accrued Liabilities                        39,135        (98,726)
                                              -----------    -----------
Net Cash Provided by Operating Activities       1,065,771      1,045,679

Investing Activities:
 Proceeds from disposals of property/equip              0            800
 Purchase of property & equipment                 (30,387)       (39,938)
                                              -----------    -----------
Net Cash Used in Investing Activities             (30,387)       (39,138)

Financing Activities:
 Net Payments on Line of Credit                  (861,926)    (1,760,195)
Repayments of Notes Payable                      (137,240)      (140,238)
 Purchase of Treasury Stock                       (38,118)             0
 Principal Payment Capital Lease                        0         (1,588)
                                              -----------    -----------
Net Cash Used in Financing Activities          (1,037,284)    (1,902,021)
                                              -----------    -----------

Net(Decrease)in Cash                               (1,900)      (895,480)

Cash at Beginning of Period                         7,300        901,875
                                              -----------    -----------

Cash at End of Period                         $     5,400    $     6,395
                                              ===========    ===========

See notes to financial statements.

                              DANIEL GREEN COMPANY


                          Notes to Financial Statements


Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three months then ended.

Note 2. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 3. Basic and diluted net loss per share for the three months ended March 31, 1998 have been restated as the Company did not consider the Company's unallocated shares in its 401(k) Plan as treasury stock when computing the originally reported amounts.



                                                 Basic             Diluted
        Net loss per share, as reported         ($0.41)            ($0.41)
        Effect of restatement                   ($0.05)            ($0.05)
        Net loss per share, as restated         ($0.46)            ($0.46)

                              DANIEL GREEN COMPANY

             Management Discussion & Analysis of Financial Condition
                            and Results of Operations

1.       Liquidity and Capital Resources

         For the quarter ended March 31, 1999, net cash flows from operating activities were $1,065,771 as compared to $1,045,679 for the first quarter in 1998.

          The Company experienced a lower first quarter loss than in 1998 ($395,866 versus $702,409). Involvement of a re-aligned sales force in more effective customer account control and collection, combined with more aggressive payment terms, reduced accounts receivable enabling the Company to improve its cash from operations. Significant reductions in manufacturing activities, due to the implementation of the scheduled restructuring plan, referenced in the 1998 Annual Report, resulted in an inventory reduction of $469,738 from December 31, 1998 levels. Inventories in the first quarter of 1999 were $5,011,161 compared to $8,311,715 at the end of March 31, 1998.

         Accounts receivable decreased at the end of the first quarter of 1999, to $2,973,860 from $3,410,299 at the end of the same quarter of 1998, and has gone down by $1,232,119 since the beginning of the fiscal year.

         Prudent debt management for the first quarter of 1999 resulted in a borrowing balance on the revolving line of credit of $282,166 compared to $459,607 at March 31, 1998. The Company was able to achieve a lower borrowing balance in the first quarter of 1999 solely with cash provided by operating activities.

         Through the first quarter of 1999, the Company had a credit arrangement with KeyBank National Association which provided the Company with an $8,000,000 revolving line of credit and a $2,100,000 mortgage/term loan. The revolver is secured by accounts receivable, inventory, equipment and cash. As of March 31, 1999 the Company was not in compliance with certain financial covenants contained in those loan agreements. Management is currently negotiating with several financial institutions to facilitate new credit arrangements. During the interim period Keybank National Association has extended to the Company a forbearance agreement until new financing arrangements are secured.

         The mortgage term loan is secured by the Company's manufacturing facilities and totaled $1,047,621 as of March 31, 1999.

         Management is not aware of any known demands, commitments or events which would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

2.       Results of Operations

     Although shipments of footwear products increased by 13,300 pairs or 7% over the comparable period for 1998, net sales increased $387,562 or 16% due to higher average selling prices.

         Cost of goods sold for the first quarter was 84% of net sales as compared to 99% in 1998. Due to inventory on-hand at the end of 1998, together with the implementation of planned restructuring of the Company, there was a significant reduction in footwear production. However, production and overhead expenses were not proportionately reduced to the lower level of production. Accelerating the 1999 workforce reduction program resulted in recognizing ($58,000) of unbudgeted severance cost in the 1999 first quarter. Purchases of imported product increased $285,000 or 120% over year to date purchases for March 1998. Selling, general and administrative (SG&A) expenses for the first quarter of 1999, are below 1998 by $141,180 or 12.8%. As a percentage of sales, SG&A expenses for the first quarter of 1999 are down considerably over last year by 11%. These reductions were achieved by a concentrated effort by all Company employees to recognize unnecessary or wasteful spending. Effective January 1, 1999 the Company approved two new policies: Expenditure Authorization Policy and Procedure; and Travel, Entertainment, and Other Business Expense Policy and Procedure, in a further effort to control costs and expenses. A significant savings was realized in re-establishing a commission-based compensation plan for our field sales force. Thereby, eliminating the 100%-reimbursed travel expense/salaried program initiated in 1998.

         Interest expense for the first quarter of 1999 has decreased by $32,402 or 60% compared to the first quarter of 1998. This significant decrease is a result of lower debt levels.

         The Company incurred a net loss before taxes of ($517,526) in the first quarter of 1999, compared to a pre-tax loss of ($1,132,918) last year. On an after-tax basis, the loss for the quarter was ($395,866) or ($0.25) per share as opposed to a ($702,409) after-tax loss of ($0.46) per share in the first quarter of 1998.


3. Year 2000

         The Company uses software and related computerized information systems that will be affected by the date change in the year 2000. The Company believes it does not have any significant non-information technology systems that will be affected by the change in the year 2000. Based on its assessment, the Company has determined that it will replace or upgrade major portions of its computer hardware and software so that its computer systems will properly use and recognize dates beyond December 31, 1999. Based on the most current information compiled by the Company, the Company believes that the costs of addressing the year 2000 issue will be considerably less than the $850,000 estimate stated in the 1998 Annual Report. The Company expects to complete all year 2000 programming changes prior to the fourth quarter of 1999. The estimated costs of, and time frame related to, this project are based on estimates of the Company's management, and there can be no assurance that actual costs will not differ materially from the current expectations. While the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner, which includes developing a contingency plan by the end of the second quarter of 1999, if such processing issues are not resolved in a timely manner, the year 2000 issue could have a material impact on the operations and financial condition of the Company.

                              DANIEL GREEN COMPANY

                           Part II - Other Information

1.       Legal Proceedings - None.

2.       Changes in Securities - None.

3.       Default upon Senior Securities - None.

4.       Submission of matters to a vote of security holders.  None

5.       Other Information - None.

6.       Exhibits and Reports on Form 8K. - None.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                            DANIEL GREEN COMPANY
                                                  Registrant



Date: May 12, 1999                          /s/ John E. Brigham
                                            John E. Brigham
                                            Chief Financial Officer,
                                            Treasurer



                                            /s/ Greg A. Tunney
                                            Greg A. Tunney
                                            President & COO