Form 10QSB
period 1999-06-30
GREEN DANIEL CO
filed 1999-08-13
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the quarter ended June 30, 1999 Commission File No. 0-774
                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES X NO ___

         CLASS                              OUTSTANDING AT JUNE 30, 1999
Common Stock $2.50 par value                         1,563,685


Transitional Small Business Disclosure Format (Check One)  Yes __   No X

                              DANIEL GREEN COMPANY

                                      INDEX

                                                                          Page
                                                                         Number

Index.......................................................................1

PART I - Financial Information

Balance Sheets, Assets
         June 30,1999 and December 31, 1998..................................2

Balance Sheets, Liabilities & Stockholders' Equity
         June 30,1999 and December 31, 1998..................................3

Statements of Operations for the three months and six months periods ended
         June 30, 1999 and 1998..............................................4

Statements of Cash Flows for the six months ended
         June 30, 1999 and 1998..............................................5

Notes to Financial Statements................................................6

Management Discussion & Analysis of Financial Condition and Results
         of Operations.......................................................7

PART II - Other Information..................................................9

                              DANIEL GREEN COMPANY
                                 Balance Sheets

                                     ASSETS
                                                    June 30     December 31
                                                      1999          1998
                                                   (Unaudited)      (*)
                                                  ------------  ------------
Current Assets:
Cash                                              $     5,400   $     7,300

Accounts Receivable, trade
 less allowances for doubtful accounts
 (1999 - $259,914  1998 - $250,000)                 2,453,931     4,205,979

Deferred Income Tax Asset                             164,124       164,124

Income Tax Receivable                                       0       387,142

Inventories, at lower of cost (FIFO) or market:
         Raw Materials                                122,453       995,918
         Work In Process                                    0        82,795
         Finished Goods                             4,031,202     4,402,186
                                                  -----------   -----------
           Total Inventories                        4,153,655     5,480,899

Other Current Assets                                    1,574        50,275
                                                  -----------   -----------

Total Current Assets                                6,778,684    10,295,719

Property, plant & equipment:
Real Estate and Water Power, at cost                2,560,504     2,560,504
Machinery, Equipment, & Lasts, at cost              1,554,157     1,526,742
                                                  -----------   -----------
                                                    4,114,661     4,087,246
Less: Accumulated Depreciation                      3,342,895     3,180,179
                                                  -----------   -----------
Property, plant & equipment, net                      771,766       907,067


Other Assets:
Deferred income tax asset                             859,798       267,905
Other Assets                                          217,968        69,399
                                                  -----------   -----------
 Total Other Assets                                 1,077,766       337,304
                                                  -----------   -----------


Total Assets                                      $ 8,628,216   $11,540,090
                                                  ===========   ===========

                              DANIEL GREEN COMPANY

                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                              June 30      December 31
                                               1999           1998
                                            (Unaudited)        (*)
                                           ------------    ------------

Current Liabilities:

Notes Payable, line of credit              $    497,657    $  1,144,092
Notes Payable, current                          957,987       1,212,424
Accounts Payable, trade                         328,066         833,177
Accrued Salaries & Commissions                  204,261          21,242
Accural for Closed Facilities                   353,250               0
Other Accrued Liabilities                       259,553         301,802
                                           ------------    ------------

Total Current Liabilities                     2,600,774       3,512,737

Notes Payable, non-current                       98,115         116,361
                                           ------------    ------------

Total Liabilities                             2,698,889       3,629,098


Stockholders' Equity

Common Stock                                  4,245,823       4,245,823
Paid-in-excess of par value                     741,303         741,303
Retained Earnings                             1,641,858       3,516,189
                                           ------------    ------------
                                              6,628,984       8,503,315
Less: Treasury Stock                           (699,657)       (592,323)
                                           ------------    ------------
Total stockholders' equity                    5,929,327       7,910,992
                                           ------------    ------------

Total Liabilities & Stockholders' Equity   $  8,628,216    $ 11,540,090
                                           ============    ============


(*) Derived from audited financial statements.

                                              DANIEL GREEN COMPANY

                                            Statements of Operations
                                                  (unaudited)

                                                     For the                                 For the
                                                Three Months Ended                        Six Months Ended
                                            June 30            June 30              June 30           June 30
                                             1999                1999                 1999             1999
                                      --------------------------------------------------------------------------

Net Sales                                  $2,263,351         $2,701,872           $5,150,376        $5,201,335

Costs and Expenses
  Cost of Goods Sold                        2,826,588          1,783,724            5,249,842         4,261,226
  Selling, General &
    Administrative                          1,354,715          1,199,209            2,314,779         2,300,453
  Interest Expense                             30,744             46,666               51,977           100,301
                                      --------------------------------------------------------------------------

Total Costs and Expenses                    4,212,047          3,029,599            7,616,598         6,661,980

Loss before credit for
  Income Taxes                             (1,948,696)          (327,727)          (2,466,222)       (1,460,645)

Credit for Income Taxes                       470,233            124,536              591,893           555,045
                                      --------------------------------------------------------------------------

Net Loss                                  $(1,478,463)        $ (203,191)         $(1,874,329)       $ (905,600)
                                      ==========================================================================

Net Loss per Share:
  Basic                                       $ (0.95)           $ (0.13)             $ (1.20)          $ (0.60)
  Diluted                                     $ (0.95)           $ (0.13)             $ (1.20)          $ (0.60)

Shares Outstanding:
  Basic                                     1,556,445          1,523,975            1,563,685         1,517,934
  Diluted                                   1,556,445          1,523,975            1,563,685         1,517,934

See notes to financial statements.

                                         DANIEL GREEN COMPANY
                                       Statements of Cash Flows
                                          (Unaudited) For the
                                                                             For Six Months Ended
                                                                         June 30            June 30
                                                                           1999               1999
                                                                      ---------------------------------

Operating Activities:
Net Loss                                                               $(1,874,329)        $ (905,600)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation                                                             164,804            160,206
  Amortization                                                              19,543             19,543
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                                           1,752,048          3,207,518
    Income Tax Refund Receivable                                           387,142           (555,433)
    Inventories                                                          1,327,244           (214,660)
    Other Current Assets                                                    48,701             62,051
    Other Assets                                                          (760,005)           119,394
  Increases (decreases) in:
    Accounts Payable, trade                                               (505,111)           114,661
    Accrued Salaries & Commissions                                         183,019           (128,825)
    Accrued Cooperative Advertising                                        (10,371)           (93,296)
    Income Tax Payable                                                           0           (421,389)
    Other Accrued Liabilities                                              321,372            (94,638)
                                                                   -----------------------------------
Net Cash Provided by Operating Activities                                1,054,057          1,269,532

Investment Activities:
  Proceeds from disposals of property/equip.                                     0              1,194
  Purchase of property & equipment                                         (29,505)          (122,100)
                                                                   -----------------------------------
Net cash used in Investing Activities                                      (29,505)          (120,906)

Financing Activities:
  Net Payments on Line of Credit                                          (646,435)        (1,765,046)
  Repayments of Notes Payable                                             (272,683)          (280,655)
  Purchase of Treasury Stock                                              (107,334)                 0
  Principal Payment Capital Lease                                                0                  0
                                                                   -----------------------------------
Net Cash Used n Financing Activities                                    (1,026,452)        (2,045,701)
                                                                   -----------------------------------

Net (Decrease in Cash                                                       (1,900)          (897,075)

Cash at Beginning of Period                                                  7,300            901,875
                                                                   -----------------------------------

Cash at End of Period                                                      $ 5,400            $ 4,800
                                                                   ===================================

See notes to financial statements.

                              DANIEL GREEN COMPANY

                          Notes to Financial Statements

Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are normal and recurring nature, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the three and six months then ended.

Note 2. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 3. Basic and diluted net loss per share for the three months and six months ended June 30, 1998 have been restated as the Company did not consider the Company's unallocated shares in its 401(k) Plan as treasury stock when computing the originally reported amounts. The effects of this restatement for the quarter and the six months period ended June 30, 1998 were as follows:

                                        For the Quarter Ended       For the Six Months Period
                                            JUNE 30, 1998               Ended JUNE 30, 1998
                                          BASIC      DILUTED            BASIC      DILUTED

Net loss per share, as reported         ($  0.12)   ($  0.12)         ($  0.53)   ($  0.53)
Effect of restatement                   ($  0.01)   ($  0.01)         ($  0.07)   ($  0.07)
Net loss per share, as restated         ($  0.13)   ($  0.13)         ($  0.60)   ($  0.60)

                                       6

                              DANIEL GREEN COMPANY

           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

1.   Liquidity and Capital Resources

     For the first six months of 1999, the Company generated $1,054,057 in cash from operating activities compared to $1,269,532 cash generated for the same period in 1998. At the end of the second quarter, accounts receivable decreased by $262,734 or 10.5% over last year and is $1,752,048 lower compared to the end of fiscal year 1998. Inventories ended the second quarter of 1999 at $4,153,655 which is $4,530,380 or 52.2% lower than the 1998 comparable period and has, as expected with the discontinuance of manufacturing as of June 30, 1999, decreased from the beginning of the year by $1,327,244. Naturally, under the Company's restructured status as a merchandiser, work-in-process inventory has been eliminated and raw material inventory has been significantly reduced. Sales of raw materials to vendors manufacturing our footwear will continue to reduce raw material inventory into the third quarter. Finished merchandise inventory will be adjusted on a monthly basis to reflect the change in overhead absorption rate due to the mid-year conversion from manufacturer to merchandiser.

     Total debt consists of notes payable and the current line of credit balance. At the end of the second quarter of 1999, total indebtedness consisted of: line of credit balance of $497,657, notes payable, current $957,987 and notes payable, noncurrent $98,115; a total debt of $1,553,759, as compared with $2,061,235 a year ago, for an overall decrease of $507,476 or 24.6%. In an effort to conserve cash, employment levels in the manufacturing area were reduced to essential minimums. Work weeks were abbreviated to accommodate only required footwear production. Significantly lower spending levels throughout the first six months of 1999, also contributed to debt reduction. Proceeds from terminating the Company's defined benefit plan during the fourth quarter of 1997, affected 1998 second quarter debt reduction.

     Through the second quarter of 1999, the Company had a credit arrangement with KeyBank National Association which provided the Company with an $8,000,000 revolving line of credit and a $2,100,000 mortgage/term loan. The revolver is secured by accounts receivable, inventory, equipment and cash. As of June 30, 1999 the Company was not in compliance with certain financial covenants contained in those loan agreements. Management executed a credit agreement with a new financial institution on August 11, 1999. Prior to that date KeyBank National Association extended to the Company forbearance agreements until the new financing arrangements were completed.

     The mortgage term loan is secured by the Company's facilities and totaled $921,907 as of June 30, 1999.

     Management is not aware of any known demands, commitments or events that would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

2.   Results of Operations

     Net sales for the second quarter were approximately $2.3 million which is 16.2% lower than last year during this timeframe. For the first six months of 1999, net sales amounted to $5,150,376, a slight decrease of 1% from net sales in the first six months of 1998. The number of pairs shipped increased 3.6% from 363,358 year to date June 1998 to 376,676 year to date June 1999. However, the average selling price per pair of $13.67 is 11.6% lower that $15.46 for the same period in 1998. The lower price points of slow moving/closeout inventory written down in the prior year, introduction of lower priced specialty footwear, and promotional markdowns drove the lower average selling price per pair.

     Cost of goods sold for the three months ended June 30, 1999 totaled $2,826,588 an increase of $1,042,864 or 58.5% over the comparable 1998 period, resulting in a gross loss of $563,237 for the 1999 second quarter compared to a gross profit of $918,148 for the 1998 period. For the six months, the Company recognized a gross loss of $99,466 compared to a 1998 gross profit of $940,109. These losses are largely attributable to the significant inventory reductions. Other factors contributing to the increase to cost of goods sold were, a higher degree of underabsorbed overhead due to low production volume reported for the first half of 1999 and severance payments to terminated production employees of approximately $251,000.

     For the quarter and six months, total selling, general and administrative expenses were 13% and 0.6% higher, respectively, than expenses reported during the comparable periods of 1998. Expenditures for promotional items, such as design and development of new display stands, a more aggressive national advertising campaign and dealers' promotional literature identifying the new "Comfy Line" attributed approximately $140,000. Forbearance fees with KeyBank and other expenses associated to the refinancing process, year to date, total $68,000. An accrual of $200,000 was established during the second quarter of 1999 for costs associated with closing and securing facilities previously used by the Company for manufacturing purposes.

     During the second quarter of 1999, net interest expense amounted to $30,744 compared to $46,666 a year ago. For the six months, net interest expense has declined to $51,977 in 1999 from $100,301 in 1998. This decrease in net interest expense is principally due to lower spending levels in 1999, compared to last year, and a lower utilization of Company's revolving line of credit.

     The Company incurred a net loss before taxes of approximately $1.9 million in the second quarter of 1999, an increase of $1.6 million over last year. On an after-tax basis, the loss for the quarter was approximately $1.5 million or $0.95 per share as opposed to approximately $203 thousand after tax loss of $0.13 per share in 1998.

     The net loss for the first half of the year was approximately $1.9 million or $1.20 per share. This compared to last year's first six months loss of approximately $906 thousand or $0.60 per share.


3.   Year 2000

     The Company uses software and related computerized information systems that will be affected by the date change in the year 2000. The Company believes it does not have any significant non-information technology systems that will be affected by the change in the year 2000. Based on its assessment, the Company has determined that it will replace or upgrade major portions of its computer hardware and software so that its computer systems will properly use and recognize dates beyond December 31, 1999. Based on the most current information compiled by the Company, the Company believes that the costs of addressing the year 2000 issue will be approximately $150 thousand. The Company expects to complete all year 2000 programming changes prior to the fourth quarter of 1999. The estimated costs of, and time frame related to, this project are based on estimates of the Company's management, and there can be no assurance that actual costs will not differ materially from the current expectations. While the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner, which includes development of a contingency plan, if such processing issues are not resolved in a timely manner, the year 2000 issue could have a material impact on the operations and financial condition of the Company.

                              DANIEL GREEN COMPANY

                           Part II - Other Information

1.       Legal Proceedings - None.

2.       Changes in Securities - None.

3.       Default upon Senior Securities - None.

4.       Submission of matters to a vote of security holders. - None

5.       Other Information - None.

6.       Exhibits and Reports on Form 8K. - None.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                        DANIEL GREEN COMPANY
                                             Registrant

Date: August 13, 1999                   /s/ John E. Brigham
                                        John E. Brigham
                                        Chief Financial Officer,
                                        Treasurer



                                        /s/ Greg A. Tunney
                                        Greg A. Tunney
                                        President & COO