Form 10QSB
period 1999-09-30
GREEN DANIEL CO
filed 1999-11-12
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarter ended September 30, 1999        Commission File No. 0-774

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

         CLASS                      OUTSTANDING AT SEPTEMBER 30, 1999
Common Stock $2.50 par value                      1,568,860

Transitional Small Business Disclosure Format, (check one) YES______  NO     X

                              DANIEL GREEN COMPANY

                                      INDEX

                                                                           Page
                                                                          Number

Index.........................................................................1

PART I - Financial Information

Balance Sheets, Assets
      September 30,1999 and December 31, 1998.................................2

Balance Sheets, Liabilities & Stockholders' Equity
      September 30,1999 and December 31, 1998.................................3

Statements of Operations for the three months and nine months periods ended
       September 30, 1999 and 1998............................................4

Statements of Cash Flows for the nine months ended
       September 30, 1999 and 1998............................................5

Notes to Financial Statements.................................................6

Management Discussion & Analysis of Financial Condition and Results
         of Operations........................................................7

PART II - Other Information..................................................10

                              DANIEL GREEN COMPANY
                                 Balance Sheets

                                     Assets


                                                  September 30      December 31
                                                      1999             1998
                                                  (Unaudited)           (*)
                                                 -------------------------------

Current Assets:
Cash                                              $     5,000      $     7,300

Accounts Receivable, trade
  less allowances for doubtful accounts
  (1999 - $359,409    1998 - $250,000)              3,331,565        4,205,979

Deferred Income Tax Asset                             164,124          164,124

Income Tax Receivable                                       0          387,142

Inventories, at lower of cost (FIFO) or market:
  Raw Materials                                        83,408          995,918
  Work in Process                                           0           82,795
  Finished Goods                                    4,472,652        4,402,186
                                                  ----------------------------
    Total Inventories                               4,556,060        5,480,899

Other Current Assets                                  626,999           50,275
                                                  ----------------------------

Total Current Assets                                8,683,748       10,295,719


Property, plant & equipment:
Real Estate and Water Power, at cost                2,560,504        2,560,504
Machinery, Equipment & Lasts, at cost               1,573,696        1,526,742
                                                  ----------------------------
                                                    4,134,200        4,087,246
Less: Accumulated Depreciation                      3,312,786        3,180,179
                                                  ----------------------------
Property, plant & equipment, net                      821,414          907,067

Other Assets:
Deferred income tax asset                             846,001          267,905
Deferred financing costs                              470,749           29,417
Other Assets                                          178,660           39,982
                                                  ----------------------------
  Total Other Assets                                1,495,410          337,304

Total Assets                                      $11,000,572      $11,540,090
                                                  ============================

(*)Derived from audited financial statements.

                              DANIEL GREEN COMPANY
                                 Balance Sheets

                       Liabilities & Stockholders' Equity

                                                September 30       December 31
                                                    1999              1998
                                                (Unaudited)            (*)
                                               --------------------------------
Current Liabilities:

Notes Payable, line of credit                  $  2,319,707        $  1,144,092
Notes Payable, current                              100,096           1,212,424
Accounts Payable, trade                           1,138,030             833,177
Accrued Salaries & Commissions                       67,977              21,242
Accural for Closed Facilities                       145,982             153,250
Other Accrued Liabilities                           172,201             148,552
                                               --------------------------------

Total Current Liabilities                         3,943,993           3,512,737

Notes Payable, non-current                          863,330             116,361
                                               --------------------------------

Total Liabilities                                 4,807,323           3,629,098

Stockholders' Equity:

Common Stock                                      4,245,823           4,245,823
Paid-in-excess of par value                         815,940             741,303
Retained Earnings                                 1,685,550           3,516,189
                                               --------------------------------
                                                  6,747,313           8,503,315
Less: Treasury Stock                               (554,064)           (592,323)
                                               --------------------------------
Total Stockholders' Equity                        6,193,249           7,910,992

Total Liabilities & Stockholders' Equity       $ 11,000,572        $ 11,540,090
                                               ================================

(*) Derived from audited financial statements.
See notes to financial statements.



                                        DANIEL GREEN COMPANY

                                      Statements of Operations
                                             (unaudited)


                                                For the                         For the
                                            Three Months Ended             Nine Months Ended
                                      September 30    September 30    September 30    September 30
                                         1999            1998             1999            1998
                                     -------------------------------------------------------------

Net Sales                            $  3,694,844    $  3,188,641    $  8,845,220    $  8,389,976

Costs and Expenses:
  Cost of Goods Sold                    2,583,448       2,326,707       7,833,290       7,155,839
  Selling, General &
    Administrative                        988,871       2,154,822       3,303,650       3,887,370
  Interest Expense                         65,035          48,419         117,012         148,720
                                     -------------------------------------------------------------

Total Costs and Expenses                3,637,354       4,529,948      11,253,952      11,191,929

Income (loss)before (Provision)
  Credit for Income Taxes                  57,490      (1,341,307)     (2,408,732)     (2,801,953)

(Provision)Credit for Income Taxes        (13,797)        509,697         578,096       1,064,742
                                     -------------------------------------------------------------

Net Income (Loss)                    $     43,693    $   (831,610)   $ (1,830,636)   $ (1,737,211)
                                     =============================================================

Net Income (Loss) per Share:
  Basic                              $       0.03    $      (0.53)   $      (1.17)   $      (1.13)
  Diluted                            $       0.03    $      (0.53)   $      (1.17)   $      (1.13)

Shares Outstanding:
  Basic                                 1,579,211       1,579,514       1,568,860       1,538,460
  Diluted                               1,579,211       1,579,514       1,568,860       1,538,460




See notes to financial statements.


                              DANIEL GREEN COMPANY
                            Statements of Cash Flows
                                   (Unaudited)



                                                      For Nine Months Ended
                                                  September 30     September 30
                                                     1999              1998
                                                  -----------------------------
Operating Activities:
Net Loss                                           $(1,830,636)   $(1,737,211)
Adjustments to reconcile net loss to net
  cash (used)provided by operating activities:
  Depreciation                                         218,734        240,309
  Amortization                                          29,417         29,315
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                         874,414      2,554,374
    Income Tax Refund Receivable                       387,142     (1,064,742)
    Inventories                                        924,839        316,013
    Other Current Assets                              (576,724)        63,233
    Other Assets                                      (656,850)       164,516
Increases ( decreases) in:
    Accounts Payable, trade                            304,853        260,864
    Accrued Salaries & Commissions                      46,735       (167,688)
    Accrued Cooperative Advertising                     19,629        (63,296)
    Income Tax Payable                                       0       (421,389)
    Other Accrued Liabilities                           (3,248)       (99,837)
                                                   --------------------------
Net Cash (Used) Provided by Operating Activities      (261,695)        74,461

Investment Activities:
  Proceeds from disposals of property/equip                  0          2,173
  Purchase of property & equipment                    (133,082)      (258,407)
                                                   --------------------------
Net Cash Used in Investing Activities                 (133,082)      (256,234)

Financing Activities:
  Net Borrowings(Payments) -Line of Credit           1,175,615       (267,251)
  Repayments of Notes Payable                         (365,359)      (421,251)
  Issue (Purchase) of Treasury Stock                    38,259        (24,000)
  Acquisition Activities                               (59,926)             0
  Other Refinancing Expenses                           (96,112)             0
  Commitment Fee for Refinancing                      (300,000)             0
                                                   --------------------------
Net Cash Provided (Used) in Financing Activities       392,477       (712,502)
                                                   --------------------------

Net (Decrease) in Cash                                  (2,300)      (894,275)

Cash at Beginning of Period                              7,300        901,875
                                                   --------------------------

Cash at End of Period                              $     5,000    $     7,600
                                                   ==========================


See notes to financial statements.

                              DANIEL GREEN COMPANY
                          Notes to Financial Statements

Note 1. In the opinion of the Company, the accompanying unaudited financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the three and nine months then ended.

Note 2. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 3. Basic and diluted net loss per share for the three months and nine months ended September 30, 1998 have been restated as the Company did not consider the Company's unallocated shares in its 401(k) Plan as treasury stock when computing the originally reported amounts. The effects of this restatement for the quarter and the nine months period ended September 30, 1998 were as follows:

                                  For the Quarter Ended       For the Nine Months Period
                                    September 30, 1998         Ended September 30, 1998
                                   BASIC      DILUTED          BASIC         DILUTED

Net loss per share, as reported   ($0.49)    ($0.49)          ($1.02)       ($1.02)
Effect of restatement             ($0.04)    ($0.04)          ($0.11)       ($0.11)
Net loss per share, as restated   ($0.53)    ($0.53)          ($1.13)       ($1.13)


                              DANIEL GREEN COMPANY

           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

1.   Liquidity and Capital Resources

     For the first nine months of 1999, the Company's operating activities used $261,695 in cash, compared to $74,461 cash generated for the same period in 1998. At the end of the third quarter, accounts receivable increased by $164,509 or 5.2% over last year and is $874,414 lower compared to the end of  fiscal  year  1998.  Inventories  ended the  third  quarter  of 1999 at
     $4,556,060 which is $3,597,302 or 44.1% lower than the 1998 comparable period and has decreased from the beginning of the year by $924,839. The reduction in inventory from 1998 fiscal year end figures reflects the elimination of work-in-process inventory and significant reductions in raw material inventory due to the Company's restructured status as a merchandiser. In-transit footwear of 96,000 pairs contributed to the increase of $70,466 in finished goods inventory. Finished merchandise inventory will be adjusted on a monthly basis to reflect the change in overhead absorption rate due to the mid-year conversion from manufacturer to merchandiser. The increase of $576,724 in other current assets is attributable to establishment of a Sundries Accounts Receivable to accommodate for sales of raw materials to vendors manufacturing our footwear. Sundries receivable collections are expected within the fourth quarter.

     Total debt consists of notes payable and the current line of credit balance. At the end of the third quarter of 1999, total indebtedness consisted of: line of credit balance of $2,319,707, notes payable, current $100,096 and notes payable, noncurrent $863,330; a total debt of $3,283,133, as compared with $3,418,434 a year ago, for an overall decrease of $135,301 or 3.96%. The Company's borrowing requirements for working capital purposes are seasonal with peak borrowing periods between June and mid September. Accelerated footwear shipment scheduling in anticipation of the traditionally busy holiday season was the primary factor during the third quarter for increased line of credit borrowings.

     As of August 11, 1999 the Company had in place a revolving line of credit ("revolver"), with Manufacturers and Traders Trust Company (M&T Bank), Buffalo, New York, which provided the Company with a $5,500,000 revolving line of credit and a $838,097 mortgage/term loan (80% guaranteed by FMHA). The revolver is secured by accounts receivable, inventory, equipment and cash. Revolving line termination date, without an event of default, is July 30, 2002. The interest rate established on the revolving line, prior to an event of default, is prime rate plus one percent (1%) per annum. The mortgage term loan is secured by the Company's facilities and totaled $838,097 as of September 30, 1999. The term loan's principal and interest payments are based on a ten-year amortization with a balloon payment on

     April 1, 2001. Term loan interest rates, prior to an event of default, are LIBOR plus two and one-quarter percent (2 1/4%) per annum.

     Management is not aware of any known demands, commitments or events that would materially affect its liquidity. There are no material expenditures or commitments which would affect capital resources in a significant way. Cash generated by operations, supplemented by short-term borrowings, should cover planned requirements.

2.   Results of Operations

     Net sales for the third quarter were $3,694,844, 15.9% higher than last year during this timeframe. For the nine months period ended September 30, 1999, net sales amounted to $8,845,220, an increase of 5.4% to the comparable 1998 net sales. Variations between the actual customer style demand and the sales style forecast, combined with the slower than anticipated start up of foreign supply sources contributed to the lower than expected sales figures for the third quarter of 1999. The number of units sold increased 7.8% from 575,200 year to date September 1998 to 619,886 year to date September 1999. However, the average selling price per pair of $14.27 is 2.2% lower that $14.59 for the same period in 1998. The lower price points of slow moving/closeout inventory written down in the prior year, introduction of lower priced specialty footwear, and promotional markdowns drove the lower average selling price per pair.

     Cost of goods sold for the three months ended September 30, 1999 totaled $2,583,448 an increase of $256,741 or 11.0% over the comparable 1998 period. Gross profit during the third quarter of 1999, amounted to $1,111,396 or 30 percent of net sales. This compared to a gross profit percentage of 27 percent in the same quarter of 1998. For the nine months, the gross profit percentage is 11.4% compared to 14.7% in 1998. During the third quarter of 1999, the Company had significantly higher freight costs in product delivery from foreign vendors. Additional expenses were incurred during the 1999 third quarter to assist our Mexican vendors in achieving adequate production levels to meet customers' demands and establishing alternate sources of product supply. Other factors contributing to the cost of goods sold increase were, underabsorbed overhead due to sub-normal production levels during the first half of 1999 and severance payments to terminated production employees.

     For the quarter and nine months, total selling, general and administrative expenses decreased 54.1% and 15.0% , respectively, from expenses reported during the comparable periods of 1998. A reversal of the accrual of $200,000 established during the second quarter of 1999 for costs associated with closing and securing facilities previously used by the Company for manufacturing purposes, was processed during the third quarter. Significant reductions in benefit plan expenses and payroll taxes occurred during the third quarter due to decreases in employment levels. Travel expense was also reduced through the third quarter of 1999.

     During the third quarter of 1999, net interest expense amounted to $65,035 compared to $48,419 a year ago. Increased borrowings during the quarter and higher interest rates under the new bank loan agreement led to the higher quarterly interest expense. For the nine months, net interest expense has declined to $117,021 in 1999 from $148,720 in 1998. This decrease in net interest expense is principally due to a lower utilization of the Company's revolving line of credit.

     The Company produced net income before taxes of $57,490 in the third quarter of 1999, compared to a net loss before taxes of $1,341,307 for the 1998 period. On an after-tax basis, income for the quarter was $43,693 or $0.03 per share as opposed to the after-tax loss of $831, 610 or $0.53 per share in 1998.

     Through the first nine months of 1999, the Company had an after-tax loss of $1,830,636 or $1.17 per share. This compared to last year's performance of an after-tax loss of $1,737,211 or $1.13 per share.


3.   Year 2000

     The Company uses software and related computerized information systems that will be affected by the date change in the year 2000. The Company believes it does not have any significant non-information technology systems that will be affected by the change in the year 2000. Based on its assessment, the Company has determined that it will replace or upgrade major portions of its computer hardware and software so that its computer systems will properly use and recognize dates beyond December 31, 1999. Based on the most current information compiled by the Company, the Company believes that the costs of addressing the year 2000 issue will be approximately $155 thousand. The Company expects to complete all year 2000 programming changes prior to the end of the fourth quarter of 1999. Currently, our MIS department has completed approximately 80% of the scheduled Y2K programming changes. The estimated costs of, and time frame related to, this project are based on estimates of the Company's management, and there can be no assurance that actual costs will not differ materially from the current expectations. While the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner, which includes development of a contingency plan, if such processing issues are not resolved in a timely manner, the year 2000 issue could have a material impact on the operations and financial condition of the Company.

                              DANIEL GREEN COMPANY

                           Part II - Other Information

11       Legal Proceedings - None.

21       Changes in Securities - None.

31       Default upon Senior Securities - None.

41       Submission of matters to a vote of security holders. - None

51       Other Information - None.

61       Exhibits and Reports on Form 8K. - None.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                         DANIEL GREEN COMPANY
                                             Registrant

Date: November 12, 1999                  /s/ John E. Brigham
                                             John E. Brigham
                                             Chief Financial Officer,
                                             Treasurer



                                         /s/ Greg A. Tunney
                                             Greg A. Tunney
                                             President & COO