Form 10KSB
period 1999-12-31
GREEN DANIEL CO
filed 2000-03-27
CIK 26820

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                Annual Report Pursuant to Sec. 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/99                  Commission File Number 0-774

                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

MASSACHUSETTS                               15-0327010
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

ONE MAIN STREET, DOLGEVILLE NEW YORK         13329
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

State issuer's revenues for its most recent fiscal year.
         Net Sales of $14,867,332

Aggregate market value of the voting stock held by non-affiliates of the registrant:
         $6,420,969 as of March  2, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS                                      ISSUED & OUTSTANDING AT MARCH 2, 2000
COMMON STOCK, $2.50 PAR VALUE                      1,566,090 SHARES

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated:

         Annual Report to Stockholders, December 31, 1999     Part II

         Definitive Proxy Statement Dated March 1, 2000       Part III

Transitional Small Business Disclosure Format (check one): YES (   )     NO (X)

                                     Part I

Item 1. Description of Business


         The Daniel Green Company and its predecessors (the "Company") have been engaged in the manufacture or importation and sale of quality leisure footwear since 1882. The Daniel Green slipper is one of the oldest and best known in the industry. Materials in Daniel Green slippers include satin, rayon, terrycloth, nylon, brocade, felt, polyurethane and several types of leather.

         The Company operates in only one business segment. In addition, the Company's internal reporting does not make it practicable to provide information on net sales earned from different styles of footwear or from different geographic locations.

         Women's slippers and leisure footwear, which normally account for over 80% of the Company's annual sales, retail within a price range varying from $18.00 to $68.00 while men's slippers are sold at prices ranging between $20.50 to $64.00 a pair. Overall, the Company produces about 120 to 140 styles of slippers and leisure footwear, many of which change from year to year. The Company designs most of its own products, having for many years maintained a style research department. Research and development expenses incurred by the Company for the last two fiscal years were approximately $125,000 in 1999 and $168,000 in 1998. The Company owns the trademarks Comfy and Daniel Green and sells its shoes under the stylized "DG - Daniel Green" label.

         Prior to June 30, 1999, a portion of the slippers and leisure footwear sold by the Company was manufactured in its plants in Dolgeville, New York (more fully described in Item 2 - Property). During 1997, the Company started to consolidate its manufacturing operations and in 1998, the Company operated its entire domestic manufacturing within one facility; excluding warehousing and importing activity. In the fourth quarter of 1998, the Company's Board of Directors, President and the new management team adopted and began the implementation of a formal restructuring plan. Based on the restructuring plan, the Company ceased its manufacturing operations completely by June 30, 1999. As a result, the Company's primary business activity, subsequent to closing manufacturing operations, has been to outsource entirely the production of its footwear and to distribute the footwear to its customers under the Company's label and certain private labels.

         Prior to the restructuring, the Company had experienced no difficulty in obtaining the raw materials needed to manufacture its products and does not expect its foreign manufacturers to have any difficulties in obtaining the raw materials required for footwear production. The Company does not have a practice of entering into long-term purchase commitments.

         The Company's products are sold directly to retailers through its own sales force, which covers the entire United States. Approximately 4,500 stores carry Daniel Green Company slippers and leisure footwear, including most of the major department stores in the country. Sales to one customer in 1999 represented 12% of net sales. Ten major customers represent 52% of the Company's business in 1999. Most of these same customers represent 48% of the sales in 1998 and 40% in 1997. Due to the uncertain nature of the retail industry, the loss of any one or more customer would have a material adverse effect on the Company's business.

         The Company advertises its products through a competitive necessity advertising program and for many years has built its advertising campaigns around the trademark Comfy. It avoids granting restricted or exclusive shoe sale arrangements, believing that distribution of its products requires the greatest number of outlets. Private label products are sold to a number of customers by internal management and several companies account for a majority of this business.

         The Company's business is a seasonal one. By offering specific dating payment arrangements to its customers, the Company has been able to encourage retailers to replenish their core stock programs on an earlier basis. However, even with this dating program, the majority of the Company's sales are generated during the latter half of the year.

         The Company experiences severe competition in the sale of its slippers from other manufacturers and importers of leisure footwear. It maintains an active research and development staff, which concentrates on the introduction and release of new products into the market place. The Company is not aware of any patent held by others, which might materially affect its ability to compete.

         The Company believes that a definite competitive advantage attaches to its ownership of the registered trademarks Comfy and Daniel Green, which have been used by the Company for many years.

         The Company knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon its capital expenditures, earnings and competitive position.

         The Company has enjoyed a good relationship with approximately 50 employees, all of whom are full time. All of the registrant's employees, with the exception of field sales representatives, are employed in Dolgeville, New York.

         The amount of the Company's backlog orders believed to be firm as of December 31, 1999 is approximately $617,400, compared with approximately $1,610,000 and approximately $643,000 as of December 31, 1998 and 1997 respectively. All backlog orders are expected to be filled within the next fiscal year.

         On February 3, 2000, the Company acquired certain assets, consisting primarily of inventory and trademarks, from L.B. Evans Company, predominantly a men's slipper company. The purchase price for the assets consisted of $781,000 for the inventory and a royalty of 8% of net invoice cost of products sold for the next three years with L.B. Evans' brand names (except 4% for Woolrich brand products).

         On February 10, 2000, the Company entered into a definitive stock purchase agreement to acquire, for approximately $17.8 million, all of the outstanding shares of Penobscot Shoe Company owned by a related party. The related party is a major stockholder of the Company and one of its owners is the Company's Chairman and Chief Executive Officer. The pending acquisition is subject to regulatory approval and other matters and is expected to close in the first quarter of 2000.

         The transactions described in the two preceding paragraphs are more fully set forth in the Company's current reports on Form 8-K filed with the Securities and Exchange Commission dated February 3 and 10, 2000.


Item 2. Description of Properties.

         The Company's executive offices and manufacturing facilities are located in Dolgeville, New York. This site consists of approximately 15 acres of land on which there is a group of multi-storied buildings containing approximately 337,000 square feet of floor space. These buildings are constructed principally of wood and limestone. The principal buildings were built between 1882 and 1890.

     The Company's real property, equipment and other fixed assets are maintained in good condition and a portion were actively utilized during the first half of 1999. In 1998, the registrant ceased production in two separate facilities and substantially vacated these two facilities. A third facility ceased production and was vacated during 1999. Accordingly, the Company recognized an expense in 1998 for impaired assets and a liability related to lease commitments for equipment used in these facilities that expire at various dates subsequent to their closure dates. The impaired facilities are greater than fifty years old and have been used exclusively for footwear production by the Company. In addition, these facilities are located in a depressed, rural region of New York State where the likelihood of business expanding or relocating to this region is remote (see note 8 of the 1999 Financial Statements).

         In addition, in the fourth quarter of 1998, the Company determined that certain software that it used would not be year 2000 compliant. Accordingly, the Company determined that an impairment loss was required in 1998 based on management's estimate of the fair value of the software.

         All buildings are owned by the Company and, in the opinion of management, are adequately covered by insurance . The Company uses certain office equipment under leases which expire in the year 2002.


Item 3. Legal Proceedings.

         None


Item 4. Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of the Company's fiscal year, no matter was submitted to a vote of stockholders.



                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

         This information is contained in the 1999 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


Item 6. Management's Discussion and Analysis or Plan of Operations.

         This information is contained in the 1999 Annual Report to Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


Item 7. Financial Statements.

         The required financial statements together with the Report of Deloitte & Touche LLP dated January 26, 2000, (February 10,2000 as to Note 10) is contained in the 1999 Annual Report to the Stockholders which was previously filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         This information is contained in the Definitive Proxy Statement dated March 1, 2000, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


Item 10. Executive Compensation.

         This information is contained in the Definitive Proxy Statement dated March 1, 2000, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         This information is contained in the Definitive Proxy Statement dated March 1, 2000, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


Item 12. Certain Relationships and Related Transactions.

         This information is contained in the Definitive Proxy Statement dated March 1, 2000, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.


                                     Part IV

Item 13. Exhibits, List and Reports on Form 8-K.

         (a).     Exhibits

                  The following exhibits are incorporated by reference:

                  (13) 1999 Annual Report to Stockholders
                       Filed with the Commission on March 3, 2000

                  (24) Power of Attorney

         (b).     Reports on Form 8-K.

                  There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DANIEL GREEN COMPANY
                                               (Registrant)


DATE: March 23, 2000                   By: /s/ Greg A. Tunney
                                          -------------------------------------
                                           Greg A. Tunney,
                                           President and Chief Operating Officer


                                      By: /s/ John E. Brigham
                                          -------------------------------------
                                           John E. Brigham,
                                           Chief Financial Officer and Treasurer


                                      By: /s/ Janet S. Cool
                                          -------------------------------------
                                           Janet S. Cool,
                                           Corporate Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

                                    DIRECTORS


/s/      Edward Bloomberg          *          /s/    Steven DePerrior          *
------------------------------------          ----------------------------------
 Edward Bloomberg                              Steven DePerrior


/s/      Gregory Harden            *          /s/    Gary E. Pflugfelder       *
------------------------------------          ----------------------------------
 Gregory Harden                                Gary E. Pflugfelder


/s/      James R. Riedman          *          /s/    Greg A. Tunney
------------------------------------          ----------------------------------
 James R. Riedman                              Greg A. Tunney



                           *By:  /s/ Greg A. Tunney
                                -------------------------------------------
                                  Greg A. Tunney, as Attorney-in-Fact

DATE: March 23, 2000