Form 10KSB/A
period 1999-12-31
GREEN DANIEL CO
filed 2000-04-10
CIK 26820

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  Form 10-KSB


                                Amendment No. 1
               Annual Report Pursuant to Sec. 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Fiscal Year Ended 12/31/99      Commission File Number 0-774


                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

MASSACHUSETTS                           15-0327010
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

ONE MAIN STREET, DOLGEVILLE NEW YORK    13329
(Address of principal executive offices)(Zip Code)

                                 (315) 429-3131
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK, $2.50 PAR VALUE PER SHARE
     (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES /X/  NO / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year:
     Net Sales of $14,867,332

Aggregate market value of the voting stock held by non-affiliates of the registrant:
     $6,420,969 as of March 2, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS                              ISSUED & OUTSTANDING AT MARCH 2,2000
COMMON STOCK, $2.50 PAR VALUE                1,566,090 SHARES

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated.

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

                                       DANIEL GREEN COMPANY
                                           (Registrant)

DATE: April 6, 2000                    By:  /s/ Greg A. Tunney
                                           -------------------------------------
                                           Greg A. Tunney,
                                           President and Chief Operating Officer

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

                                   DIRECTORS

/s/ Edward Bloomberg                                 /s/ Steven DePerrior
--------------------                                 -----------------------
 Edward Bloomberg                                     Steven DePerrior

/s/ Gregory Harden                                   /s/ Gary E. Pflugfelder
--------------------                                 -----------------------
 Gregory Harden                                       Gary E. Pflugfelder

/s/ James R. Riedman                                 /s/ Greg A. Tunney
--------------------                                  ----------------------
 James R. Riedman                                      Greg A. Tunney




DATE: April 6, 2000