Form 10QSB
period 2000-03-31
GREEN DANIEL CO
filed 2000-05-15
CIK 26820

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the quarter ended March 31, 2000 Commission File No. 0-774

                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

       MASSACHUSETTS                                     15-0327010
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         OLD TOWN, MAINE                                    04468
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

         CLASS                                OUTSTANDING AT MARCH 31, 2000
Common Stock $2.50 par value                            1,560,789

Transitional Small Business Disclosure Format, (check one) YES      NO  X
                                                               ---     ---

                              DANIEL GREEN COMPANY

                                      INDEX

                                                                                   Page
                                                                                  Number
Index..........................................................................     1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         March 31,2000 and December 31, 1999...................................     2

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         March 31,2000 and December 31, 1999...................................     3

Consolidated Statements of Operations for the three months ended
         March 31, 2000 and 1999...............................................     4

Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and 1999...............................................     5

Notes to Consolidated Financial Statements.....................................     6

Management Discussion & Analysis of Financial Condition and Results
         of Operations.........................................................     8

PART II - Other Information....................................................    11

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets
                                     Assets

                                                 March 31       December 31
                                                   2000            1999
                                                 (Unaudited)        (*)
                                              -----------------------------
Current Assets:
Cash                                          $   494,562       $   225,079
Investments                                       718,000                 0

Accounts Receivable, trade
less allowances for doubtful accounts
  (2000 - $211,906 1999 - $321,000)             6,674,907         4,167,612

Deferred Income Tax Asset                         535,500           101,629


Finished Goods Inventories, at lower of
       cost (FIFO) or market                    9,994,888         3,542,255

Other Current Assets                              139,888            71,725
                                               ----------------------------

Total Current Assets                           18,557,745         8,108,300


Property, plant & equipment:
Buildings & Land, at cost                       2,560,504         2,560,504
Machinery & Equipment, at cost                  2,887,835         1,594,847
                                               ----------------------------
                                                5,448,339         4,155,351
Less: Accumulated Depreciation                  3,371,507         3,333,701
                                               ----------------------------
Property, plant & equipment, net                2,076,832           821,650

Other Assets:
Deferred income tax asset                       1,089,369           815,176
Deferred financing costs                          448,585           435,612
Goodwill                                          896,483                 0
Prepaid Pension Cost                            2,500,000                 0
Other Assets                                        3,895            70,923
                                               ----------------------------
  Total Other Assets                            4,938,332         1,321,711

Total Assets                                  $25,572,909       $10,251,661
                                              =============================


(*)Derived from audited financial statements.
See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets
                       Liabilities & Stockholders' Equity

                                                            March 31           December 31
                                                               2000                1999
                                                            (Unaudited)            (*)
                                                          --------------------------------

Current Liabilities:

Notes Payable, line of credit                             $         --        $  1,903,078
Notes Payable, current                                         898,217             864,754
Accounts Payable, trade                                      1,326,320             548,816
Accrued Salaries & Commissions                                 233,492             170,935
Accural for Closing Dolgeville Facility & Severance            508,811                   0
Income Tax Payable                                             922,300                   0
Other Accrued Liabilities                                      644,279             206,448
                                                          --------------------------------

Total Current Liabilities                                    4,533,419           3,694,031

Notes Payable, line of credit                                7,619,229                   0
Notes Payable, noncurrent                                    6,021,201              81,087
Other Liability                                              2,489,928                   0
                                                          --------------------------------

Total Liabilities                                           20,663,777           3,775,118

Stockholders' Equity:

Common Stock                                                 4,245,823           4,245,823
Paid-in-excess of par value                                    815,940             815,940
Retained Earnings                                              445,764           1,987,992
                                                          --------------------------------
                                                             5,507,527           7,049,755
Less: Treasury Stock                                          (598,395)           (573,212)
                                                          --------------------------------
Total Stockholders' Equity                                   4,909,132           6,476,543

Total Liabilities & Stockholders' Equity                  $ 25,572,909        $ 10,251,661
                                                          ================================


(*) Derived from audited financial statements.
See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Operations
                                  (unaudited)



                                           March 31         March 31
                                             2000             1999

Net Sales                                $ 1,155,557      $ 2,887,025

Costs and Expenses:
Cost of Goods Sold                         1,306,657        2,423,254
Selling, General &
Administrative                             1,808,866          960,064
Interest Expense                              69,282           21,233
                                         ----------------------------

Total Costs and Expenses                   3,184,805        3,404,551

Loss before Credit
  for Income Taxes                        (2,029,248)        (517,526)

Credit for Income Taxes                      487,020          124,206
                                         ----------------------------
Net Loss                                 $(1,542,228)      $ (393,320)
                                         ============================

Net Loss per share:
Basic                                        $ (0.99)         $ (0.25)
Diluted                                      $ (0.99)         $ (0.25)

Shares Outstanding:
Basic                                      1,564,532        1,571,133
Diluted                                    1,564,532        1,571,133


See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For Three Months Ended
                                                            March 31         March 31
                                                             2000               1999
                                                            -------------------------
Operating Activities:
Net Loss                                               $ (1,542,228)       $   (393,320)
Adjustments to reconcile net loss to net
cash provided by operating activities:
 Depreciation                                                37,806              74,795
Amortization                                                 39,755               9,771
Changes in assets & liabilities:
 (Increases) decreases in:
  Accounts Receivable, trade                              2,150,221           1,232,551
  Inventories                                              (529,147)            469,738
  Other Current Assets                                      (41,757)             48,046
  Other Assets                                             (487,019)           (169,300)
 Increases ( decreases) in:
  Accounts Payable, trade                                     9,602            (281,653)
  Accrued Salaries & Commissions                            (34,702)             86,168
  Other Accrued Liabilities                                 578,672             (11,024)
                                                        -------------------------------
Net Cash Provided by Operating Activities                   181,203           1,065,772

Investment Activities:
 Acquisition of business less cash acquired             (11,485,900)                  0
 Purchase of property & equipment                           (42,988)            (30,388)
                                                        -------------------------------
Net Cash Used in Investing Activities                   (11,528,888)            (30,388)

Financing Activities:
 Net Borrowings(Payments) -Line of Credit                 5,716,152            (861,926)
 Net Borrowings (Payments) of Notes Payable               5,978,926            (137,240)
 Purchase of Treasury Stock                                 (25,183)            (38,118)
 Other Refinancing Expenses                                 (52,727)                  0
                                                        -------------------------------
Net Cash Provided (Used) in Financing Activities         11,617,168          (1,037,284)
                                                        -------------------------------

Net Increase (Decrease) in Cash                             269,483              (1,900)

Cash at Beginning of Period                                 225,079               7,300
                                                        -------------------------------

Cash at End of Period                                  $    494,562        $      5,400
                                                       ================================


See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY

                   Notes to Consolidated Financial Statements

Note 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months then ended.

Note 2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 3. Due to severe global competition, the Company ceased domestic manufacturing and transitioned to a fully sourced importer during 1999. At the same time, several acquisition opportunities were aggressively evaluated and pursued. This activity resulted in acquiring certain assets of one of the Company's largest competitors, L. B. Evans and Son ("Evans") on February 3, 2000. In addition, the Company purchased all of the outstanding shares of Penobscot Shoe Company ("Penobscot") from Riedman Corporation on March 30, 2000. Penobscot Shoe Company has been making women's footwear for over 60 years and is based in Old Town, Maine. Since a significantly more modern distribution facility, with excess capacity came with the Penobscot acquisition, it was decided that relocating the Daniel Green operation to Maine would provide the most efficient and effective platform for optimizing the synergies from the three businesses. Effective May 1, 2000, and pursuant to a public announcement made by the Company on March 30, 2000, the Company's headquarters and distribution operation currently located in Dolgeville, New York will relocate to, and consolidate with, the newly acquired operations in Old Town, Maine. Accordingly, the Company recorded an expense totaling $508,811 for the purposes of closing the Dolgeville facility ($400,000) and severance to terminated employees ($108,811).

Note 4. The acquisition of Penobscot has been accounted for under the purchase method of accounting and, accordingly, the operation results of Penobscot have been included in the Company's consolidated financial statements since the date of acquisition. The estimated fair market value of assets and liabilities acquired was $15.398 million and $4.853 million respectively. The acquired liabilities include a $2,490 million obligation to dissenting stockholders of the acquired company. This obligation was classified as long-term since the Company intends to finance the payment on a long-term basis and has a specific long-term financing arrangement in place for such purpose on terms that are readily determinable. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $.897 million, which is being amortized on a straight-line basis over 15 years.

                  The following summary presents unaudited proforma consolidated results of operations as if the acquisition had occurred at the beginning of 2000 and 1999, and include adjustments for estimated amounts of goodwill amortization, depreciation of fixed assets acquired based on their estimated fair values, increased interest expense assuming the purchase consideration had resulted in additional borrowing during the periods presented. The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of the earlier dates, nor are they indicative of results of operations which may occur in the future. The results do not reflect synergies.

                  Quarter Ended March 31,                               2000              1999
                  ----------------------------------------------------------------------------
                  In thousands, except per share amounts (unaudited)
                  Net Sales                                            $7,670           $8,989
                  Net Earnings (Loss)                                    (737)              75
                  Net Earnings (Loss) per Common Share                  (0.47)             .05

                              DANIEL GREEN COMPANY

           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

1.       Liquidity and Capital Resources

         As disclosed in Note 3 to the Consolidated Financial Statements included herein, the Company acquired L.B. Evans & Son (Evans) and Penobscot Shoe Company (Penobscot) during the quarter ended March 2000.

         For the quarter ended March 31, 2000, net cash flows from operating activities generated $181,203 compared to $1,065,772 cash generated for the same period in 1999. Accounts receivable as at March 31, 2000, inclusive of Penobscot, were $6,674,907. The Company's net accounts receivable, excluding Penobscot were $2,017,391, a decrease of $956,037 or 32.2% from the comparable 1999 period and decreased $2,150,221 from the end of fiscal year 1999. Inventories, which included finished products from the two acquisitions, ended the first quarter of 2000 at $9,994,888. The Company's inventory for the first quarter of 2000 excluding the acquired inventories of Penobscot, was $3,365,919, which is $1,645,242 or 32.8% lower than the 1999 comparable period and has increased from the beginning of the year by $529,147.

         At the end of the first quarter of 2000, total indebtedness consisted of: line of credit balance, noncurrent of $7,619,229, notes payable, current $898,217, notes payable, noncurrent $6,021,201, and a liability related to the dissenting stockholders of Penobscot of $2,489,928; a total debt of $17,028,575. The Company's borrowing increased significantly due to the acquisition activities of Evans $781,294 and Penobscot $11,442,101. The Company's total debt prior to acquisition activities was $3,096,546, as compared with $1,473,712 a year ago, an increase of $1,622,834 or 110.1%.

         As of August 11, 1999 the Company had in place a revolving line of credit ("revolver"), with Manufacturers and Traders Trust Company (M&T
         Bank), Buffalo, New York, which provided the Company with a $5,500,000 revolving line of credit and a $838,097 mortgage/term loan (80% guaranteed by FMHA). The revolver is secured by accounts receivable, inventory, equipment and cash. The revolving line termination date is July 30, 2002. The interest rate established on the revolving line is prime rate plus one percent (1%) per annum. The mortgage term loan is secured by the Company's facilities and totaled $805,897 as of March 31, 2000. The mortgage term loan's principal and interest payments are based on a ten-year amortization with a balloon payment on April 1, 2001. The mortgage term loan interest rate is LIBOR plus two and one-quarter percent (2 -1/4%) per annum.

         On March 30, 2000, the Company entered into a new loan agreement with M&T Bank to support recent acquisition and working capital requirements. The prior agreement was amended in is entirety to, among other things:

         - Provide a revolving credit facility in the maximum principal amount of $12,500,000;

         - Provide an additional term loan facility in the principal amount of $6,000,000;

         - Provide a supplement loan facility in the principal amount of up to $2,800,000;

         - Convert the Revolving Line Loan under the prior agreement into loans under this agreement;

         -  Add Penobscot as a borrower under this agreement; and

         - Make certain other changes to the terms and conditions of the prior agreement.

         Management is not aware of any known demands, commitments or events that would materially affect its liquidity. There are no material expenditures or commitments, which would affect capital resources in a significant way. Cash generated by operations, supplemented by borrowings, should cover planned requirements.

2.       Results of Operations

         Net sales for the first quarter were $1,155,557, a decrease of $1,731,468 or 60.0% lower than last year during this timeframe. Included in the 2000 first quarter net sales were $23,191 net sales attributable to Evans and one day of net sales of Penobscot of $101,274. The elimination of low margin products traditionally sold by the Company during the first quarter resulted in the majority of sales loss during the first quarter. Sourcing delays of inventory deliveries resulted in the cancellations of orders and reduced reorders for the same period. In addition, the Company experienced a heavier rate of returned merchandise and/or allowances during the first quarter of 2000 compared to the same period in 1999. The Company expects this problem to be corrected by the end of the second quarter. The number of units sold decreased 28.7% from 199,036 year to date March 1999 to 141,899 year to date March 2000. The average selling price per pair of $10.72 is 26.3% lower that $14.54 for the same period in 1999. The lower price points of slow moving/closeout inventory written down in the prior year drove the lower average selling price per pair.

         Cost of goods sold for the three months ended March 31, 2000 totaled $1,306,657 a decrease of $1,116,597 or 46.1% over the comparable 1999 period. The negative gross profit during the first quarter of 2000 amounted to $151,100 compared to a gross profit of $463,771 for the same quarter of 1999.

         The first quarter total selling, general and administrative expenses increased 88.4% from expenses reported during the comparable period of 1999. An accrual of $508,811 was established during the first quarter of 2000 for costs associated with closing and securing the Company's Dolgeville location and terminated employees' severance packages.

         During the first quarter of 2000, net interest expense amounted to $69,282 compared to $21,233 a year ago. Increased borrowings during the quarter due to acquisition activities led to the higher interest expense.

         The Company incurred a loss before taxes of $2,029,248 in the first quarter of 2000, compared to a pre-tax loss of $517,526 for the 1999 period. On an after-tax basis, the net loss for the quarter was $1,542,228 or $0.99 per share as opposed to a net loss of $393,320 or $0.25 per share in 1999.

                              DANIEL GREEN COMPANY

     Part II - Other Information

1.       Legal Proceedings

         (a) On March 7, 2000 a lawsuit was filed in the United States District Court for the Southern District of New York by Group USA, Inc. alleging trademark infringement and unfair competition based upon the Company's distribution, manufacture and sale of footwear products bearing a trademark that is claimed to be a colorable imitation of the interlocking DG design trademarks owned by Group USA. The complaint seeks to enjoin the Company's use of the mark and the destruction of all Company products and promotional materials which display the mark. The complaint also seeks to recover Daniel Green Company's profits from use of the mark and unspecified damages sustained by Group USA.

2.       Changes in Securities - None.

3.       Default upon Senior Securities - None.

4.       Submission of matters to a vote of security holders. - None

5.       Other Information - None.

6.       Exhibits and Reports on Form 8K.

         (a) Form 8K was filed March 30, 2000 regarding acquisition of Penobscot Shoe Company.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                                       DANIEL GREEN COMPANY
                                                       Registrant

Date:     5/12/00                                      /s/ John E. Brigham
     ------------------                                -------------------------
                                                       John E. Brigham
                                                       Chief Financial Officer,
                                                       Treasurer


                                                       /s/ James R. Riedman
                                                       -------------------------
                                                       JAMES R. RIEDMAN, CEO