Form 10QSB
period 2000-06-30
GREEN DANIEL CO
filed 2000-08-14
CIK 26820

             Company Name: DANIEL GREEN COMPANY Ticker Symbol: DAGR


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the quarter ended June 30, 2000 Commission File No. 0-774

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

Issuer's telephone number, including area code: (207) 827-4431

Former name, former address and former fiscal year, if changed since last report: None.

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES X NO
                                                                      ---    ---

         CLASS                              OUTSTANDING AT JUNE 30, 2000
Common Stock $2.50 par value                         1,560,789


Transitional Small Business Disclosure Format (Check One)  Yes    No X
                                                              ---   ---

                              DANIEL GREEN COMPANY

                                    INDEX

                                                                          Page
                                                                          Number




Index........................................................................1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         June 30,2000 and December 31, 1999..................................2

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         June 30,2000 and December 31, 1999..................................3

Consolidated Statements of Operations for the three months and six months periods ended June 30, 2000 and 1999................................4

Consolidated Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999..............................................5

Notes to Consolidated Financial Statements...................................6

Management Discussion & Analysis of Financial Condition and Results
         of Operations.......................................................7

PART II - Other Information..................................................9

                                      i

                                                                        DANIEL GREEN COMPANY
                                                                     Consolidated Balance Sheets

                                                                               ASSETS
                                                                   June 30                December 31
                                                                    2000                     1999
                                                                 (Unaudited)                  (*)
                                                                 ------------            ------------
Current Assets:
Cash                                                             $   424,188             $   225,079

Accounts Receivable, trade
less allowances for doubtful accounts
(2000 - $ 571,476 1999 - $259,914)                                 5,451,667               4,167,612

Deferred Income Tax Asset                                            535,500                 101,629

Finished Goods Inventories
                                                                  10,195,054               3,542,255

Other Current Assets                                                 139,888                  71,725
                                                                 -----------             -----------

Total Current Assets                                              16,746,297               8,108,300

Property, plant & equipment:
Real Estate and Water Power, at cost                               2,560,504               2,560,504
Machinery & Equipment at cost                                      3,049,046               1,594,847
                                                                 -----------             -----------
                                                                   5,609,550               4,155,351
Less: Accumulated Depreciation                                     3,416,735               3,333,701
                                                                 -----------             -----------
Property, plant & equipment, net                                   2,192,815                 821,650


Other Assets:
Deferred income tax asset                                         1,089,369                  815,176
Deferred financing costs                                            413,335                  435,612
Goodwill                                                            881,510                     -
Prepaid Pension Cost                                              2,497,719                     -
Other Assets                                                          3,895                   70,923

                                                                -----------              -----------
 Total Other Assets                                               4,885,828                1,321,711
                                                                -----------              -----------


Total Assets                                                    $23,824,940              $10,251,661
                                                                ===========              ===========

(*) Derived from audited financial statements.
See notes to consolidated financial statements.

                                                 DANIEL GREEN COMPANY

                                                 Consolidated Balance Sheets

                                              Liabilities & Stockholders' Equity

                                               June 30          December 31
                                                2000               1999
                                             (Unaudited)            (*)
                                             -----------        ------------

Current Liabilities:

Notes Payable, line of credit                $       -            $  1,903,078
Notes Payable, current                           915,824               864,754
Accounts Payable, trade                        1,118,481               548,816
Accrued Salaries & Commissions                   233,492               170,935
Accrual for Closing Facilities
          & Severance                            179,854                     0
Income Tax Payable                               658,300                     0
Other Accrued Liabilities                        923,215               206,448
                                             -----------          ------------

Total Current Liabilities                      4,029,166             3,694,031

Notes Payable, line of credit                  6,919,228                     0
Notes Payable, non-current                     5,984,653                81,087
Other Liability                                2,472,303                     0
                                             -----------          ------------

Total Liabilities                             19,126,384             3,775,118


Stockholders' Equity

Common Stock                                   4,245,823             4,245,823
Paid-in-excess of par value                      815,940               815,940
Retained Earnings                                (43,778)            1,987,992
                                             -----------          ------------
                                               5,017,985             7,049,755
Less: Treasury Stock                            (598,395)             (573,212)
                                             -----------          ------------
Total stockholders' equity                     4,419,590             6,476,543
                                             -----------          ------------

Total Liabilities & Stockholders'
        Equity                               $23,824,940           $10,251,661
                                             ===========          ============


(*) Derived from audited financial statements. See notes to consolidated financial statements.

                             DANIEL GREEN COMPANY

                          Consolidated Statements of
                                  Operations
                                  (unaudited)



                                                  For the                           For the
                                           Three Months Ended                  Six Months Ended
                                           June 30      June 30                June 30     June 30
                                            2000         1999                   2000        1999
                                          --------------------------------------------------------


Net Sales                                  $6,398,449   $2,263,351         $ 7,554,006     $5,150,376

Costs and Expenses
  Cost of Goods Sold                        4,245,004    2,826,588           5,551,661      5,249,842
  Selling, General &
    Administrative                          2,469,592    1,354,715           4,715,740      2,314,779
  Interest Expense                            437,282       30,744              69,282         51,977
                                          -----------------------------------------------------------

Total Costs and Expenses                    7,151,878    4,212,047          10,336,683      7,616,598
Loss before credit for
  Income Taxes                               (753,429)  (1,948,696)         (2,782,677)    (2,466,222)

Credit for Income Taxes                       263,886      470,233             750,906        591,893
                                          -----------------------------------------------------------

Net Loss                                   $ (489,543) $(1,478,463)        $(2,031,771)   $(1,874,329)
                                          ===========================================================

Net Loss per Share:
  Basic                                    $ (0.31)        $ (0.95)            $ (1.30)       $ (1.20)
  Diluted                                  $ (0.31)        $ (0.95)            $ (1.30)       $ (1.20)

Shares Outstanding:
  Basic                                   1,560,789      1,556,445           1,560,789      1,563,685
  Diluted                                 1,560,789      1,556,445           1,560,789      1,563,685


See notes to consolidated financial statements.

                             DANIEL GREEN COMPANY
                          Consolidated Statements of
                                  Cash Flows
                              (Unaudited) For the
                             For Six Months Ended


                                                          June 30               June 30
                                                           2000                  1999
                                                         ---------------------------------

Operating Activities:
Net Loss                                                  $(2,031,771)         $(1,874,329)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation                                                 83,003              164,804
  Amortization                                                 39,755               19,543
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                              3,373,461            1,752,048
    Income Tax Refund Receivable                                    0              387,142
    Inventories                                              (729,313)           1,327,244
    Other Current Assets                                      (41,757)              48,701
    Other Assets                                             (434,515)            (760,005)
  Increases (decreases) in:
    Accounts Payable, trade                                  (198,237)            (505,111)
    Accrued Salaries & Commissions                            (34,702)             183,019
Other Accrued Liabilities                                     264,664              311,001
                                                        -----------------------------------
Net Cash Provided by Operating Activities                     290,588            1,054,057

Investing Activities:
  Acquisition of business less cash acquired              (11,485,900)                   0
  Sale of Marketable Securities                               718,000                    0
  Purchase of property & equipment                           (204,199)             (29,505)
                                                        -----------------------------------
Net cash used in Investing Activities                     (10,972,099)             (29,505)

Financing Activities:
  Net Borrowing (payments) on Line of Credit                5,716,152             (646,435)
  Net Borrowing (payments) of Notes Payable                 5,242,378             (272,683)
  Purchase of Treasury Stock                                  (25,183)            (107,334)
  Other Refinancing Expenses                                  (52,727)                   0
                                                         -----------------------------------
Net Cash Provided(Used) in Financing Activities            10,880,620           (1,026,452)
                                                          ----------------------------------
Net Increase (Decrease) in Cash                               199,109               (1,900)

Cash at Beginning of Period                                   225,079                7,300
                                                         -----------------------------------

cash at End of Period                                       $ 424,188              $ 5,400
                                                         ===================================

See notes to consolidated financial statements.

                             DANIEL GREEN COMPANY

                  Notes to Consolidated Financial Statements

Note 1.              In the opinion of the Company, the accompanying unaudited
                  consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six months then ended.


Note 2.              The results of operations for the six months ended June 30,
                  2000 are not necessarily indicative of the results to be expected for the full year.

Note 3.              Due to severe global competition, the Company ceased
                  domestic manufacturing and transitioned to a fully sourced importer during the second half of 1999. At the same time, several acquisition opportunities were aggressively evaluated and pursued. This activity resulted in acquiring certain assets of one of the Company's largest competitors, L. B. Evans and Son ("Evans") on February 3, 2000. In addition, the Company purchased all of the outstanding shares of Penobscot Shoe Company ("Penobscot") from Riedman Corporation on March 30, 2000. Penobscot Shoe Company has been making women's footwear for over 60 years and is based in Old Town, Maine. Since a significantly more modern distribution facility, with excess capacity came with the Penobscot acquisition, it was decided that relocating the Daniel Green operation to Maine would provide the most efficient and effective platform for optimizing the synergies from the three businesses. During May 2000, and pursuant to a public announcement made by the Company on March 30, 2000, the Company's headquarters and distribution operation previously located in Dolgeville, New York were relocated to, and consolidated with, the newly acquired operations in Old Town, Maine. During the first quarter of this year, the Company recorded an expense totaling $508,811 for the purposes of closing the Dolgeville facility ($400,000) and severance to terminated employees ($108,811).

Note 4.              The acquisition of Penobscot has been accounted for under
                  the purchase method of accounting and, accordingly, the operation results of Penobscot have been included in the Company's consolidated financial statements since the date of acquisition. The estimated fair market value of assets and liabilities acquired was $15,398,000 and $4,853,000 respectively. The acquired liabilities include a $2,490,000 obligation to dissenting stockholders of the acquired company. This obligation was classified as long-term since the Company intends to finance the payment on a long-term basis and has a specific long-term financing arrangement in place for such purpose on terms that are readily determinable. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $897,000, which is being amortized on a straight-line basis over 15 years.

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

                  Six Months Ended June 30,                               2000              1999
                  -------------------------------------------------------------------------------
                  In thousands, except per share amounts (unaudited)
                  Net Sales                                            $14,068           $15,773
                  Net Earnings (Loss)                                   (1,227)           (1,014)
                  Net Earnings (Loss) per Common Share                    (.78)             (.65)


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

              At June 30, 2000, the Daniel Green Company had working capital of approximately $12,717,000 versus approximately $4,414,000 as of December 31, 1999. The ratio of current assets to current liabilities at June 30, 2000 was 4.16 to 1, compared to 2.19 to 1 at December 31, 1999.

              The statement of cash flows for the six months ended June 30, 2000, shows an increase in cash and cash equivalents of approximately $199,000 since December 31, 1999. Operating activities provided $308,000 in cash. Purchases of property and equipment, mainly for data processing and warehousing, used approximately $204,000 during the six month period.

              At the end of the second quarter of 2000, total indebtedness consisted of: line of credit balance, noncurrent of $6,919,228, notes payable, current $915,824, notes payable, noncurrent $5,984,653, and a liability related to the dissenting stockholders of Penobscot of $2,472,303; a total debt of $16,292,008.

              As of August 11, 1999 the Company had in place a revolving line of credit ("revolver"), with Manufacturers and Traders Trust Company (M&T
         Bank), Buffalo, New York, which provided the Company with a $5,500,000 revolving line of credit and a $838,097 mortgage/term loan (80% guaranteed by FMHA). The revolver is secured by accounts receivable, inventory, equipment and cash. The revolving line termination date is July 30, 2002. The interest rate established on the revolving line is prime rate plus one percent (1%) per annum. The mortgage term loan is secured by the Company's facilities and totaled $796,653 as of June 30, 2000. The mortgage term loan's principal and interest payments are based on a ten-year amortization with a balloon payment on April 1, 2001. The mortgage term loan interest rate is LIBOR plus two and one-quarter percent (2 -1/4%) per annum.

         On March 30, 2000, the Company entered into a new loan agreement with M&T Bank to support recent acquisition and working capital requirements. The prior agreement was amended in its entirety to, among other things:

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

2.       Results of Operations

              Net sales for the second quarter were $6,398,000, compared to sales of $2,263,000 in the corresponding quarter last year. Included in the current quarter were net sales of $4,781,000 attributable to the brands acquired with Penobscot Shoe. The moving and reestablishment of the Daniel Green product lines from New York to Maine negatively affected sales during the quarter. The setting up and training involved with the order processing, MIS and distribution systems proved more time consuming and complex than anticipated. Once the systems were installed, shipping activity slowly ramped up throughout the month of June.

              The gross margin in the current quarter was approximately 34% compared to a negative margin in the same quarter last year. The additional brands acquired by the Company provided for a larger sales base and a higher margin.

              Selling, general and administrative expenses in the second quarter increased 59% from expenses reported during the comparable period of 1999. Most of these increased costs are a result of the significantly higher level of business activity associated with the acquisitions and start-up of systems.

              During the second quarter, net interest expense amounted to $368,000 compared to $30,744 last year.

1.       Legal Proceedings

              (a) On March 7, 2000 a lawsuit was filed in the United
         States District Court for the Southern District of New York by
         Group USA, Inc. alleging trademark infringement and unfair competition based upon the Company's distribution, manufacture and sale of footwear products bearing a trademark that is claimed to be a colorable imitation of the interlocking DG design trademarks owned by Group USA. The Company has agreed to discontinue use of the trademark bearing the interlocking "D" and "G" with respect to all merchandise manufactured in the future. Mutual release are expected to be exchanged.

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

                                        DANIEL GREEN COMPANY
                                        Registrant

Date: August 14, 2000                    /s/ David L. Keane
     ------------------                 -------------------------
                                        David L. Keane
                                        Chief Financial Officer

Date: August 14, 2000                    /s/ James R. Riedman
     ------------------                 -------------------------
                                        James R. Riedman
                                        Chief Executive Officer