Form 10-Q
period 2000-09-30
GREEN DANIEL CO
filed 2000-11-20
CIK 26820

Company Name: DANIEL GREEN COMPANY Ticker Symbol: DAGR


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

       For the quarter ended September 30, 2000 Commission File No. 0-774
                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)


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

         CLASS                              OUTSTANDING AT SEPTEMBER 30, 2000
Common Stock $2.50 par value                         1,585,098


Transitional Small Business Disclosure Format (Check One)  Yes __   No X

                              DANIEL GREEN COMPANY

                                      INDEX


                                                                                Page
                                                                                Number

Index..............................................................................1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         September 30,2000 and December 31, 1999...................................2

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         September 30,2000 and December 31, 1999...................................3

Consolidated Statements of Operations for the three months and six months periods ended September 30, 2000 and 1999.................................4

Consolidated Statements of Cash Flows for the six months ended
         September 30, 2000 and 1999...............................................5

Notes to Consolidated Financial Statements.........................................6

Management Discussion & Analysis of Financial Condition and Results
         of Operations.............................................................7

PART II - Other Information........................................................9

Item 1  Financial Statements

                             DANIEL GREEN COMPANY
                          Consolidated Balance Sheets


                                                                     ASSETS
                                                     September 30,              December 31,
                                                         2000                      1999
                                                      (Unaudited)                   (*)
                                                       ------------            ------------
Current Assets:
Cash                                                     $   309,996              $   225,079

Accounts Receivable, trade
 less allowances of $690,000 in 2000
         and $321,000 in 1999                             10,633,912                4,167,612

Deferred Income Tax Asset                                    535,500                  101,629

Finished Goods Inventories, at lower of
         cost (FIFO) or market:                           11,209,981                3,542,255

Other Current Assets                                         157,600                   71,725
                                                         -----------              -----------

Total Current Assets                                      22,846,989                8,108,300

Property, plant & equipment:
Real Estate and Water Power, at cost                       2,560,504                2,560,504
Machinery & Equipment at cost                              3,126,681                1,594,847
                                                         -----------              -----------
                                                           5,687,185                4,155,351
Less: Accumulated Depreciation                             3,461,257                3,333,701
                                                         -----------              -----------
Property, plant & equipment, net                           2,225,928                  821,650


Other Assets:
Deferred income tax asset                                  1,089,369                  815,176
Prepaid Pension Cost                                       2,497,719                        -
Other Assets, net                                          1,223,794                  506,535
                                                         -----------              -----------
 Total Other Assets                                        4,810,882                1,321,711
                                                         -----------              -----------


Total Assets                                             $29,883,799              $10,251,661
                                                         ===========              ===========

(*) Derived from audited financial statements.
See notes to consolidated financial statements.

                             DANIEL GREEN COMPANY

                         Consolidated Balance Sheets

                      Liabilities & Stockholders' Equity


                                                           September 30                   December 31
                                                               2000                           1999
                                                            (Unaudited)                        (*)
                                                           ------------                    ------------
Current Liabilities:

Notes Payable, line of credit                              $         -                      $ 1,903,078
Notes Payable, current                                         910,668                          864,754
Accounts Payable, trade                                      3,441,511                          548,816
Accrued Salaries & Commissions                                 182,308                          170,935
Income Tax Payable                                             833,350                                0
Other Accrued Liabilities                                      725,188                          206,448
                                                           -----------                      -----------

Total Current Liabilities                                    6,093,025                        3,694,031

Notes Payable, line of credit                               11,119,228                                0
Notes Payable, non-current                                   5,780,481                           81,087
Other Liability                                              1,875,156                                0
                                                           -----------                      -----------

Total Liabilities                                           24,867,890                        3,775,118


Stockholders' Equity:

Common Stock                                                 4,245,823                        4,245,823
Paid-in-excess of par value                                    815,940                          815,940
Retained Earnings                                              391,573                        1,987,992
                                                           -----------                      -----------
                                                             5,453,336                        7,049,755
Less: Treasury Stock                                          (437,427)                        (573,212)
                                                           -----------                      -----------
Total stockholders' equity                                   5,015,909                        6,476,543
                                                           -----------                      -----------

Total Liabilities & Stockholders'
         Equity                                            $29,883,799                      $10,251,661
                                                           ===========                      ===========


(*) Derived from audited financial statements.
See notes to consolidated financial statements.

                             DANIEL GREEN COMPANY

                    Consolidated Statements of Operations
                                 (unaudited)



                                                          For the                                  For the
                                                   Three Months Ended                        Nine Months Ended
                                             September 30        September 30          September 30        September 30
                                                 2000                 1999                2000                 1999
                                              --------------------------------------------------------------------------

Net Sales                                   $11,192,226           $3,694,844           $18,746,232          $ 8,845,220

Costs and Expenses
  Cost of Goods Sold                          7,170,100            2,583,448            12,721,761            7,833,290
  Selling, General &
    Administrative                            2,948,765              988,871             7,664,505            3,303,650
  Interest Expense                              451,430               65,035               520,712              117,012
                                              --------------------------------------------------------------------------

Total Costs and Expenses                     10,570,295            3,637,354            20,906,978           11,253,952
Income (Loss) before
  Income Taxes (Credit)                         621,931               57,490            (2,160,746)          (2,408,732)

Income Taxes (Credit)                           186,579               13,797              (564,327)            (578,096)
                                              --------------------------------------------------------------------------

Net Income (Loss)                             $ 435,352              $43,693           $(1,596,419)         $(1,830,636)
                                              ==========================================================================

Net Income (Loss) per Share:
  Basic                                       $    0.27               $ 0.03           $     (1.02)         $     (1.17)
  Diluted                                     $    0.27               $ 0.03           $     (1.02)         $     (1.17)

Shares Outstanding:
  Basic                                       1,588,640            1,579,211             1,571,320            1,568,860
  Diluted                                     1,588,640            1,579,211             1,571,320            1,568,860


See notes to consolidated financial statements.

                             DANIEL GREEN COMPANY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    For the
                                                                             For Nine Months Ended
                                                                 September 30                     September 30
                                                                    2000                              1999
                                                                 ----------------------------------------------

Operating Activities:
Net Loss                                                         $ (1,596,419)                     $(1,830,636)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation  and amortization                                      167,280                          248,151
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                                     (1,808,784)                         874,414
    Income Tax Refund Receivable                                            0                          387,142
    Inventories                                                    (1,744,240)                         924,839
    Other Current Assets                                              (59,469)                        (576,724)
    Other Assets                                                     (359,569)                        (656,850)
  Increases (decreases) in:
    Accounts Payable, trade                                         2,470,128                          304,853
    Accrued Salaries & Commissions                                    (85,886)                          46,735
Other Accrued Liabilities                                            (283,502)                          16,381
                                                                 ----------------------------------------------
Net Cash Used by Operating Activities                              (3,300,461)                        (261,695)
Investing Activities:
  Acquisition of business less cash acquired                      (11,485,900)                               0
  Sale of Marketable Securities                                       718,000                                0
  Purchase of property & equipment                                   (281,834)                        (133,082)
                                                                 ----------------------------------------------
Net cash used in Investing Activities                             (11,049,734)                        (133,082)

Financing Activities:
  Net Borrowing on Line of Credit                                   9,916,152                        1,175,615
  Net Borrowing (payments) of Notes Payable                         5,033,050                         (365,359)
  Purchase of Treasury Stock                                          135,785                           38,259
  Other Refinancing Expenses                                         (649,875)                        (456,038)
                                                                 ----------------------------------------------
Net Cash Provided in Financing Activities                          14,435,112                          392,477
                                                                 ----------------------------------------------

Net Increase (Decrease) in Cash                                        84,917                           (2,300)

Cash at Beginning of Period                                           225,079                            7,300
                                                                 ----------------------------------------------

Cash at End of Period                                            $    309,996                      $     5,000
                                                                 ==============================================



See notes to consolidated financial statements.

DANIEL GREEN COMPANY

                   Notes to Consolidated Financial Statements

Note 1.                 In the opinion of the Company, the accompanying
                  unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the nine months then ended.

Note 2.                 The results of operations for the nine months ended
                  September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 3.                 Due to severe global competition, the Company ceased
                  domestic manufacturing and transitioned to a fully sourced importer during 1999. At the same time, several acquisition opportunities were aggressively evaluated and pursued. This activity resulted in acquiring certain assets of one of the Company's largest competitors, L. B. Evans and Son Company Limited Partnership ("Evans") on February 3, 2000. In addition, the Company purchased all of the outstanding shares of Penobscot Shoe Company ("Penobscot") from Riedman Corporation on March 30, 2000. Penobscot Shoe Company has been making women's footwear for over 60 years and is based in Old Town, Maine. Since a significantly more modern distribution facility, with excess capacity came with the Penobscot acquisition, it was decided that relocating the Daniel Green operation to Maine would provide the most efficient and effective platform for optimizing the synergies from the three businesses. During May 2000, and pursuant to a public announcement made by the Company on March 30, 2000, the Company's headquarters and distribution operation previously located in Dolgeville, New York were relocated to, and consolidated with, the newly acquired operations in Old Town, Maine. During the first quarter of this year, the Company recorded an expense totaling $508,811 for the purposes of closing the Dolgeville facility ($400,000) and severance to terminated employees ($108,811). The liability remaining related to this as of September 30, 2000 is approximately $80,000.

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


                  Nine Months Ended September 30,                     2000             1999
                  ----------------------------------------------------------------------------
                  In thousands, except per share amounts (unaudited)
                  Net Sales                                            $25,260      $22,063
                  Net Earnings (Loss)                                     (370)        (231)
                  Net Earnings (Loss) per Common Share                    (.23)        (.15)

Note 5.
                         In the first quarter of 2001, the Company plans to
                  adopt Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, will require the Company to recognize all derivative financial instruments on the balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income, depending on the nature of the investment. The Company has not yet determined the effect that this standard will have, if any, on the Company's consolidated financial position, results of operations and cash flows.

                        In September 2000, the Financial Accounting Standards
                  Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supercedes SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers occurring after March 31, 2001, with certain disclosure requirements effective for the year ending December 31, 2000. The Company does not believe the adoption of this standard will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

                        In December 1999, the Securities and Exchange
                  Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is required to be adopted by the Company no later than the fourth quarter of fiscal year 2000. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of SAB 101 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

                             DANIEL GREEN COMPANY



 Item 2          Management Discussion & Analysis of Financial Condition and
                              Results of Operations

 1.       Liquidity and Capital Resources

         As disclosed in Note 3 to the Consolidated Financial Statements included herein, the Company acquired L.B. Evans & Son Company Limited Partnership ("Evans") and all of the outstanding stock of Penobscot Shoe Company (Penobscot) during the quarter ended March, 2000.

         At September 30, 2000, the Daniel Green Company had working capital of approximately $16,754,000 versus approximately $4,414,000 as of December 31, 1999. The ratio of current assets to current liabilities at September 30, 2000 was 3.75 to 1, compared to 2.19 to 1 at December 31, 1999.

          The statement of cash flows for the nine months ended September 30, 2000, shows an increase in cash and cash equivalents of approximately $85,000 since December 31, 1999. Operating activities used $3,300,461 in cash primarily as a result of the net loss for the period and increases in accounts receivable and inventories. These uses of cash were partially offset by an increase in accounts payable. Purchases of property and equipment, mainly for data processing and warehousing, used approximately $282,000 during the nine month period.

         At the end of the third quarter of 2000, total indebtedness consisted of: line of credit balance, noncurrent of $11,119,228, notes payable, current $910,668, notes payable, noncurrent $5,780,481, and a liability related to the dissenting stockholders of Penobscot of $1,875,156; a total debt of $19,685,533.

         As of August 11, 1999 the Company had in place a revolving line of credit ("revolver"), with Manufacturers and Traders Trust Company (M&T Bank), Buffalo, New York, which provided the Company with a $5,500,000 revolving line of credit and a $838,097 mortgage/term loan (80% guaranteed by FMHA). The revolver is secured by accounts receivable, inventory, equipment and cash. The revolving line termination date is July 30, 2002. The interest rate established on the revolving line is prime rate plus one percent (1%) per annum. The mortgage term loan is secured by the Company's facilities and totaled $782,981 as of September 30, 2000. The mortgage term loan's principal and interest payments are based on a ten-year amortization with a balloon payment on April 1, 2001. The mortgage term loan interest rate is LIBOR plus two and one-quarter percent (2 -1/4%) per annum.

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

2.       Results of Operations

Net sales for the third quarter were $11,192,000, compared to sales of $3,695,000 in the corresponding quarter last year. Included in the current quarter were net sales of $7,133,000 attributable to the brands acquired with Penobscot Shoe.

The gross margin in the current quarter was approximately 36% compared to a 30% in the same quarter last year. The additional brands acquired by the Company provided for a larger sales base and a higher margin.

Selling, general and administrative expenses in the third quarter increased from expenses reported during the comparable period of 1999 as a result of the significantly higher level of business activity associated with the acquisitions and start-up of new software systems. As a percentage of sales, selling, general and administrative in the third quarter of 2000 were 26%, compared to 27% in the comparable period of 1999.

During the third quarter, net interest expense amounted to $451,000 compared to $65,000 last year.

 Part II - Other Information

1.       Legal Proceedings

         (a) On October 16, 2000 the company settled a lawsuit filed in the United States District Court for the Southern District of New York by Group USA, Inc. alleging trademark infringement and unfair competition. The parties reached a non-monetary settlement.

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


                                         DANIEL GREEN COMPANY
                                         Registrant

Date: November 20, 2000              /s/ Robert M. Weedon
      -----------------              ----------------------------
                                         Robert M. Weedon
                                         Chief Financial Officer,



                                         /s/ James R. Riedman
                                         ------------------------
                                         JAMES R. RIEDMAN, CEO