Form 10-K
period 2000-12-31
GREEN DANIEL CO
filed 2001-03-30
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                Annual Report Pursuant to Sec. 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/00                  Commission File Number 0-774

                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

MASSACHUSETTS                               15-0327010
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

450 NORTH MAIN STREET, OLD TOWN, ME         04468
(Address of principal executive offices)    (Zip Code)

                                 (207) 827-4431
                (Issuer's telephone number, including area code)

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

State issuer's revenues for its most recent fiscal year.
     Net Sales of $33,200,000

Aggregate market value of the voting stock held by non-affiliates of the registrant:
     $2,408,288 as of March 8, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS                                      ISSUED & OUTSTANDING AT MARCH 8, 2001
COMMON STOCK, $2.50 PAR VALUE                            1,573,004 SHARES

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated:



                                  Page 1 of _

     Definitive Proxy Statement Dated April 5, 2001   Part III

Transitional Small Business Disclosure Format (check one): YES ( )     NO (X)

                                     Part I

Item 1.   Description of Business

     The Daniel Green Company and its predecessors (the "Company") have been engaged in the manufacture or importation and sale of quality footwear since 1882. The Daniel Green slipper is one of the oldest and best known in the industry. Materials in Daniel Green slippers include satin, rayon, terrycloth, nylon, brocade, felt, polyurethane and several types of leather.

     The Company sells products using the following registered trademarks:
Daniel Green, LB Evans, Softwalk and Trotters.

     The Company operates in only one business segment. Moreover, the Company's internal reporting does not make it practicable to provide financial information for different styles of footwear or from different geographical locations.

     Women's footwear products, which account for over 80% of the Company's annual sales, retail at prices varying from $18.00 to $90.00 per pair, while Men's footwear products retail at prices varying from $20.00 to $75.00 per pair. In all, the Company sells approximately 150 styles of footwear, many of which change from year to year. The Company designs most of its own products, having for many years maintained a style research department. Research and Development costs incurred by the Company for the last two fiscal years were approximately $320,000 in 2000 and $125,000 in 1999.

     Prior to June 30, 1999, a portion of the footwear sold by the Company was manufactured in its plants in Dolgeville, New York, while the remainder was manufactured for the Company by foreign sources. Thereafter, the Company outsourced entirely the production of its footwear while continuing to distribute the footwear to its customers under the Company's labels and certain private labels.

     Before outsourcing its manufacturing completely, the Company had experienced no difficulty in obtaining the raw materials needed to manufacture its products and it does not expect its foreign manufacturing partners to have any difficulty in obtaining the raw materials required for footwear production. However, certain sources may experience some difficulty in obtaining leather where there has been a drop in beef consumption related to concerns about so-called "mad cow" disease and where there has been a destruction of livestock as a result of "hoof and mouth" disease. The Company does not have a practice of entering into long-term purchase commitments.

     The Company's products are sold directly to retailers through its own sales force, which covers the entire United States. Approximately 5,000 stores carry the Daniel Green Company products, including most of the major department stores in the country. Sales to any one customer in 2000 did not account for more than 10% of net sales; sales to one customer in 1999 represented 12% of net sales. Ten major customers represented approximately 45% of net sales in 2000; most of these same customers represented 52% of net sales in 1999, and 48% of net sales in 1998. Due to the uncertain nature of the retail industry, the loss of any one or more of these customers could have a material adverse effect on the Company's business.

     The Company advertises its products through a competitive necessity advertising program. It avoids granting restricted or exclusive shoe sale arrangements, believing that profitable distribution of its products requires the greatest number of outlets. Private label products are sold to a small number of customers by the Company's sales management and several companies account for a majority of this business.



                                  Page 2 of _

     A portion of the Company's business, specifically the slippers, is seasonal with the majority of the Company's sales generated during the latter half of the year.

     The Company experiences severe competition in the sale of its slippers from other manufacturers and importers of footwear. It maintains an active research and development staff, which concentrates on the introduction and release of new products into the market place. The Company is not aware of any patent held by others, which might materially affect its ability to compete.

     The Company believes that a definitive competitive advantage attaches to its ownership of the registered trademarks Daniel Green, LB Evans, Softwalk, and Trotters, which have been used by the Company for many years.

     The Company knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon its capital expenditures, earnings and competitive position or upon its foreign manufacturing partners.

     The Company has enjoyed a good relationship with its approximately 80 employees, all of whom are full time. The majority of the registrant's employees, except for the field sales representatives and certain research and development staff, are employed in Old Town, Maine.

     The amount of the Company's backlog orders believed to be firm as of December 31, 2000 was approximately $8,900,000, compared with approximately $617,400 and $1,610,000 as of December 31, 1999 and 1998 respectively. All backlog orders are expected to be filled within the next fiscal year.

     On February 3, 2000 the Company acquired certain assets, consisting primarily of inventory and trademarks, from L.B. Evans Company, predominantly a men's slipper company. The purchase price for the assets consisted of $781,000 for the inventory and a royalty of 8% of the net invoice cost of products sold during the next three years with the L.B. Evans' brand names (except for Woolrich brand products which carry a royalty of 4%).

     On February 10, 2000 the Company entered into a definitive stock purchase agreement to acquire, for approximately $17.8 million, all of the outstanding shares of Penobscot Shoe Company owned by a related party. The related party is a major stockholder of the Company and one of its owners is the Company's Chairman and Chief Executive Officer. The purchase closed on March 30, 2000. Penobscot Shoe Company has been making women's footwear for over 60 years and is based in Old Town, Maine. During May, 2000 and pursuant to public announcements made by the Company, the Company's headquarters and distribution operation previously located in Dolgeville, New York, were relocated to Old Town, Maine.

     The transactions described in the two preceding paragraphs are more fully set forth in the Company's current reports on Form 8-K filed with the Securities and Exchange Commission.

Item 2.   Description of Properties

     The Company's executive offices and distribution facilities are situated in two locations in Old Town, Maine. The sites comprise approximately 3 acres of land with two buildings constructed of wood, brick and limestone between 1900 and 1920. Both buildings are owned by the Company and, in the opinion of management, are sufficient for current plans and are adequately covered by insurance. The Company uses certain office equipment under leases which expire in the year 2002.

     The facilities in Dolgeville, New York which the Company vacated in mid-1999 are for sale.



                                  Page 3 of _

Item 3.   Legal Proceedings.

     The Company acquired Penobscot Shoe Company ("Penobscot") from Riedman Corporation on March 30, 2000. Riedman Corporation had acquired Penobscot in a cash tender offer of $11.75 per share which was concluded on November 16, 1999. At that time, the holders of 253,026 shares of Penobscot stock exercised their dissenters rights under Maine law applicable to Penobscot and demanded payment of the fair value of their shares. On or about April 3, 2000, Penobscot filed suit in the Superior Court in Maine, Penobscot County, to have the Court determine the fair value of dissenter shares.

     Subsequently , several dissenting shareholders withdrew from the litigation, accepting the $11.75 per share offered. As a result, there are currently only five persons remaining, dissenting as to 148,318 shares. One of those dissenters requested the Court to compel Penobscot to post a bond of $2 million to assure payment of the fair value of his shares once that was determined by the Court. The Court ordered Penobscot to post a bond for approximately $1.56 million, being the product of the number of shares held by that dissenter and $11.75, the amount of the tender offer. The Company believes that a final determination of value will not be made by the Court until late 2001. The Company believes the decision will be $11.75 per share and has arranged to finance the full amount.

     For a discussion of the Company's involvement in the Penobscot transaction and its interaction with Riedman Corporation of which James R. Riedman, the Company's Chairman and CEO is President and a director, see the Daniel Green Company Proxy Statement for 2000 Annual Meeting of Stockholders (Proposal 1 - Election of Directors, Certain Transactions and Related Matters) filed as
Exhibit 13 hereto.

Item 4.   Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the Company's fiscal year, no matter was submitted to a vote of stockholders.

                                     Part II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

Daniel Green Company's common stock is traded in the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotation system (NASDAQ) under the ticker symbol DAGR. The range of high and low bid per share for the periods indicated is as follows:

                      1999                              2000
                      Market Price Bid                  Market Price Bid
                      High             Low              High             Low
                      ----             ---              ----             ---

1st Quarter           $3.75            $2.625           $5.25            $3.75
2nd Quarter             3.75             2.50             3.9375           3.125
3rd Quarter             3.875            3.125            3.50             3.125
4th Quarter             4.00             3.50             4.6875           3.25

Based on records maintained by the Transfer Agent, Boston EquiServe, there were 480 registered shareholders as of the March 8, 2001 record date.



                                  Page 4 of _

Item 6.   Management's Discussion and Analysis or Plan of Operations.

Sales

2000 net sales of $33.2 million increased $18.3 million over the prior year(1)s net sales of $14.9 million, as a result of the Penobscot Shoe Company acquisition which took place in 2000, and the sales associated with products bearing the L.B. Evans label. On a proforma basis, assuming these acquisitions had occurred on January 1, 1999, the Company(1)s net sales in 2000 would have been approximately $39,693,000 in 2000 and $36,532,000 in January 1, 1999.

From a sales mix standpoint, the increase in net sales on a proforma basis for 2000, of $3,161,000 or 8.7%, over 1999 relates to the increased sales of the Trotters and SoftWalk brands, combined with the sales of the Daniel Green products at higher average selling prices due to fewer sales of the slow-moving/obsolete inventory in 2000, which tend to be at lower average selling prices. Overall, the Daniel Green sales decreased in 2000 versus 1999, and the Trotters and SoftWalk sales increased, and the Trotters and SoftWalk products are sold at higher average selling prices.

Sales to any one customer in 2000 did not account for more than 10% of net sales; sales to one customer in 1999 represented approximately 12% of net sales. Ten major customers represented approximately 45% of net sales in 2000; most of these same customers represented 52% of net sales in 1999, and 45% of net sales in 1998.

1999 net sales of $14.9 million increased $256,500 or 1.8% over the prior years net sales of $14.6 million. The number of pairs shipped increased 6.2% from 948,632 in 1998 to 1,007,241 in 1999. However, the comparable 1999 average selling price per pair of $14.98 is 4.9% less than the $15.76 average selling price per pair for the same period in 1998. The lower price points of slow-moving/close out inventory written down in 1998 and the introduction of lower priced specialty footwear drove the lower average selling price per pair.

In 1999 the Company completed the scheduled restructuring plan, converting from domestically produced footwear and closing the Dolgeville manufacturing facility to presently outsourcing all footwear products from primarily Brazil and China. In 1999 and 1998, imports accounted for approximately $9.4 million or 63.4% of net sales and $4.1 million or 28% of net sales, respectively.

Expenses

Cost of goods sold, as a percentage of net sales, was 67% in 2000, compared to 81% in 1999 and 83% in 1998. Cost of goods sold reflects the direct costs of footwear sold, sourced variances from pre-determined standards, and adjustments to the value of inventory on hand. The gross profit margin for 2000 was 33%, compared to 19.5% in 1999 and 17% in 1998. The gross profit margin improvement in 2000 resulted from a) improved margins in the Trotters and Softwalk business;
b) the reduced effect for slow-moving/obsolete inventory; and c) the Company is no longer involved in the manufacturing process directly and consequently experiences no negative impact for any raw material write-offs that previously occurred in 1999 and 1998. Selling and administrative expenses for 2000 increased approximately $6 million from $4.7 million in 1999, and $4.6 million from $6.1 million in 1998, to $10.7 million. As a percentage of net sales, selling general and administrative expenses were approximately 32.3% in 2000 compared to 31.7% in 1999. Since the majority of these expenses are variable in nature, much of the $6 million increase relates directly to the increase in net sales in 2000. In addition, year 2000 expenses included non-recurring costs associated with the closing of the Dolgeville property and asset impairments which were in excess of $1.2 million. The decrease in 1999 from 1998 reflects significant reductions in benefit plan expenses and payroll taxes due to decreased employment levels. In addition, the new 1999 commission based sales force compensation plan more appropriately responded to sales performance, and in 1999 foreign travel by management was reduced as compared to 1998.

Operating Income/(Loss)
Operating Income/(loss) is directly related to the items discussed above.

Interest Expense

Interest expense in 2000 was $1.4 million, up from $0.2 million in 1999 and $0.3 million in 1998. On August 11, 1999 the Company entered into a new credit arrangement with Manufacturers and Traders Trust Company (M&T bank), which provides the Company with a revolving line of credit, a term loan and a mortgage/term loan. Borrowings under this new credit arrangement totalled $18.9 million as of December 31, 2000 which resulted in the interest expense increase in 2000. The increased borrowings were required primarily to support the Penobscot acquisition. The revolving line of credit is a three-year credit facility bearing interest at prime plus .75%. The term loan bears interest at the prime rate plus 2% and is due through April 2003. The mortgage/term loan has level monthly principal and interest payments based on a ten-year amortization with a balloon payment on April 1, 2001 and bears interest at LIBOR plus 2.25% and is 80% guaranteed by FMHA. Additionally, the new facility is guaranteed by a major stockholder of the Company.

Income Tax Provision

The Company(1)s income tax benefit decreased slightly in 2000, to approximately $455,000, from $482,000 in 1999, and approximately $1.1 million in 1998.

The effective income tax rate was a benefit of approximately 40% in 2000, and 24% in 1999 and 1998. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. The increase in the effective income tax rate benefit in 2000 resulted from lowering the Company(1)s deferral tax valuation allowance as a result of the Company(1)s evaluation of the realization of its deferred tax assets.

At December 31, 2000, the Company has approximately $3,252,000 of federal net operating loss carryforwards which expire in 2018. The Company has an AMT credit carryforward of approximately $49,000 which will never expire. The Company has approximately $4,967,000 of net operating loss carryforwards available for New York State tax purposes, which begin to expire in 2011.

Net (Loss)

The net loss for 2000 was approximately $682,000, or $.43 per share, compared with last year(1)s net loss of approximately $1.5 million, or $.97 per share. The Company had a net loss of approximately $3.7 million or $2.39 per share in 1998.

Financial Condition

The Company(1)s bank indebtedness increased approximately $16.1 million during 2000. Total debt consists of notes payable, the line of credit and capital lease obligations. At December 31, 2000, total debt was approximately $18.9 million, compared with approximately $2.8 million at December 31, 1999. At December 31, 1998 the Company(1)s total debt was approximately $2.5 million.

Inventory levels increased from $3.5 million in 1999 to $14.8 million in 2000, reflective of the acquired businesses in 2000. Accounts receivable increased from $4.2 million in 1999 to $14.6 million in 2000. Accounts receivable days increased from 77 days in 1999 to 123 days in 2000, reflective of increased terms and slower cash collections being experienced.

During 2000, the Company used approximately $3.8 million in cash flow from operating activities. In 1999 and 1998, the Company generated approximately $712,000 and $1.1 million, respectively. The principal components of cash flow from operations were changes in accounts receivable, inventories and accounts payable. Working capital at the end of 2000 was negative of approximately $1.6 million, compared to positive of approximately $4.4 million at the end of 1999 and positive $6.8 million at the end of 1998. The Company(1)s current ratio, the relationship of current assets to current liabilities, decreased from 2.19 in 1999 to 0.95 in 2000, and decreased from 2.93 in 1998.

Capital expenditures approximated $360,000 in 2000, as compared to $169,000 in 1999 and $341,000 in 1998. The primary reason for the purchases in 2000 related to computer equipment and warehouse equipment.

The Company(1)s revolving and term loan credit agreements contain covenants relative to average borrowed funds to earnings ratio, net income, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is prohibited unless a written consent from the lender is received. As of December 31, 2000 the Company was in violation of its bank covenants. The Company has not obtained waivers from the bank on these financial covenants which resulted in classifying all the related debt as a current liability at December 31, 2000. In 2001, the Company is exposed to a higher interest rate on its indebtedness with financial penalty at least until the Company obtains waivers, cures the violations, or establishes new financing. The Company is currently addressing its entire financing needs based on its current business plan. If the Company is unable to secure such financing on reasonable terms, it could have a material adverse effect on the Company and its Business.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No.133 to clarify areas causing difficulties in implementation. SFAS No.133, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative(1)s change in fair value will be immediately recognized in earnings. The Company has completed the process of evaluating the impact that of adopting SFAS No.133, as amended. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, there was no effect on the Company(1)s consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No.133, as amended, during the first quarter of 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No.101, Revenue Recognition in the Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company(1)s adoption of SABNo.101 during the fourth quarter of 2000 did not impact the Company(1)s consolidated financial position, results of operations or cash flows.

In September 2000, the FASB issued SFAS No.140, Accounting for Transfers and Serving of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No.125. This Standard is effective for transfers occurring after March 31, 2001. The Company does not believe the adoption of this Standard will have a material impact on the Company(1)s consolidated financial position, results of operations or cash flows.

Item 7.   Financial Statements.

DANIEL GREEN COMPANY

Consolidated Financial Statements as of December 31, 2000 and 1999, and for Each of the Three Years in the Period Ended December 31, 2000 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Daniel Green Company

We have audited the accompanying consolidated balance sheets of Daniel Green Company and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

Rochester, New York
March 13, 2001

DANIEL GREEN COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------

ASSETS                                                                    2000                 1999
CURRENT ASSETS:
  Cash                                                               $      1,395          $    225,079
  Accounts receivable (less allowances of $2,249,000 in 2000
    and $321,000 in 1999)                                              14,601,499             4,167,612
  Inventories                                                          14,758,949             3,542,255
  Other current assets                                                    193,757                71,725
  Deferred income tax asset - current                                     654,491               101,629
                                                                     ------------          ------------
        Total current assets                                           30,210,091             8,108,300

PROPERTY - net                                                          2,054,578               821,650

OTHER ASSETS:
  Other assets, net                                                     1,754,176               506,535
  Deferred income tax asset                                               795,038               815,176
  Prepaid pension costs                                                 3,610,518                  --
                                                                     ------------          ------------
        Total other assets                                              6,159,732             1,321,711
                                                                     ------------          ------------

TOTAL ASSETS                                                         $ 38,424,401          $ 10,251,661
                                                                     ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - line of credit                                      $ 12,500,000          $  1,903,078
  Accounts payable                                                      9,158,314               548,816
  Accrued expenses                                                      1,038,078               377,383
  Notes payable - current                                               6,416,743               864,754
  Liability to former stockholders                                      1,805,951                  --
  Income taxes payable                                                    898,364                  --
                                                                      -----------          ------------
        Total current liabilities                                      31,817,450             3,694,031

OTHER LIABILITIES:
  Notes payable - noncurrent                                                9,320                81,087
  Other liability                                                         700,000                  --
                                                                     ------------          ------------
        Total other liabilities                                           709,320                81,087
                                                                     ------------          ------------
        Total liabilities                                              32,526,770             3,775,118

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock - $2.50 par value; authorized 4,000,000 shares;
      1,698,329 shares issued in 2000 and 1999                          4,245,823             4,245,823
  Additional paid-in-capital                                              815,940               815,940
  Retained earnings                                                     1,305,759             1,987,992
                                                                     ------------          ------------
                                                                        6,367,522             7,049,755
  Less:  Treasury stock at cost, 120,601 shares in 2000
    and 130,987 in 1999                                                  (469,891)             (573,212)
                                                                     ------------          ------------
        Total stockholders' equity                                      5,897,631             6,476,543
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 38,424,401          $ 10,251,661
                                                                     ============          ============


See notes to consolidated financial statements.

DANIEL GREEN COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

----------------------------------------------------------------------------------------------------------

                                                          2000                1999               1998

NET SALES                                           $ 33,179,232         $ 14,867,332         $ 14,610,867
                                                    ------------         ------------         ------------

OPERATING EXPENSES:
  Cost of goods sold (Note 8)                         22,232,692           11,971,909           12,172,075
  Selling and administrative expenses (Note 8)        10,720,825            4,713,074            6,981,305
                                                    ------------         ------------         ------------
      Total operating expenses                        32,953,517           16,684,983           19,153,380
                                                    ------------         ------------         ------------

OPERATING INCOME (LOSS)                                  225,715           (1,817,651)          (4,542,513)

INTEREST EXPENSE                                       1,362,770              193,116              291,544
                                                    ------------         ------------         ------------

LOSS BEFORE INCOME TAXES                              (1,137,055)          (2,010,767)          (4,834,057)

INCOME TAX BENEFIT                                      (454,822)            (482,570)          (1,141,368)
                                                    ------------         ------------         ------------

NET LOSS                                            $   (682,233)        $ (1,528,197)        $ (3,692,689)
                                                    ============         ============         ============

NET LOSS PER COMMON
  SHARE:
    Basic and Diluted                               $       (.43)        $       (.97)        $      (2.39)
                                                    ============         ============         ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock       Additional                    Treasury Stock
                                           ----------------------   Paid-In     Retained      --------------------
                                             Shares      Amount     Capital     Earnings       Shares       Amount          Total

Balance, January 1, 1998                   1,698,329   $4,245,823   $741,303   $ 7,208,878    (186,437)   $(894,896)   $ 11,301,108

Purchases of treasury stock                     --           --         --            --        (7,165)     (34,392)        (34,392)

Allocation of shares in Company
  sponsored defined
  contribution plan                             --           --         --            --        70,201      336,965         336,965

Net loss, 1998                                  --           --         --      (3,692,689)       --           --        (3,692,689)
                                           ---------   ----------   --------   -----------    --------    ---------    ------------

Balance, December 31, 1998                 1,698,329    4,245,823    741,303     3,516,189    (123,401)    (592,323)      7,910,992

Purchases of treasury stock                     --           --         --            --       (65,704)    (259,854)       (259,854)

Allocation of shares in Company
  sponsored defined
  contribution plan                             --           --         --            --        58,118      278,965         278,965

Issuance of common stock
  options in consideration for
  a debt guarantee                              --           --       74,637          --          --           --            74,637

Net loss, 1999                                  --           --         --      (1,528,197)       --           --        (1,528,197)
                                           ---------   ----------   --------   -----------    --------    ---------    ------------

Balance, December 31, 1999                 1,698,329    4,245,823    815,940     1,987,992    (130,987)    (573,212)      6,476,543

Purchases of treasury stock                     --           --         --            --       (47,732)    (175,645)       (175,645)

Allocation of shares in Company
  sponsored defined
  contribution plan                             --           --         --            --        58,118      278,966         278,966

Net loss, 2000                                  --           --         --        (682,233)       --           --          (682,233)
                                           ---------   ----------   --------   -----------    --------    ---------    ------------

Balance, December 31, 2000                 1,698,329   $4,245,823   $815,940   $ 1,305,759    (120,601)   $(469,891)   $  5,897,631
                                           =========   ==========   ========   ===========    ========    =========    ============


See notes to consolidated financial statements.

DANIEL GREEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------

                                                                                   2000                1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $   (682,233)         $(1,528,197)         $(3,692,689)
  Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
    Depreciation and amortization                                                 430,368              297,086              355,016
    Allocation of shares in defined contribution plan                             278,966              278,965              336,965
    Loss on impairment of assets                                                  208,066                 --                784,581
    Gain on sale of property and equipment                                           --                   --                (11,515)
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, net                                               (5,775,887)              38,367            1,515,452
        Inventories                                                            (5,292,694)           1,938,644            2,988,476
        Other current assets                                                      (56,032)             (21,450)              15,381
        Income taxes receivable                                                      --                387,142             (387,142)
        Other noncurrent assets                                                    71,413               36,084               45,288
        Deferred income tax asset                                                (458,822)            (484,776)            (756,449)
        Prepaid pension credit                                                   (194,518)                --                   --
      Increase (decrease) in:
        Accounts payable                                                        7,841,498             (284,361)             529,685
        Accrued expenses                                                         (150,305)              54,339             (200,282)
        Income taxes payable                                                      (22,636)                --               (421,389)
                                                                             ------------          -----------          -----------
      Net cash (used) provided by operating activities                         (3,802,816)             711,843            1,101,378
                                                                             ------------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (359,694)            (169,588)            (341,191)
  Proceeds from disposal of property and equipment                                  2,058               22,475               13,689
  Acquisition of business, net of cash acquired                               (15,148,084)                --                   --
  Proceeds from notes receivable                                                4,000,000                 --                   --
                                                                             ------------          -----------          -----------
      Net cash used by investing activities                                   (11,505,720)            (147,113)            (327,502)
                                                                             ------------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                                  10,596,922              758,986           (1,075,710)
  Proceeds from notes payable                                                   6,000,000                7,950                 --
  Repayments of notes payable                                                    (519,778)            (390,894)            (558,349)
  Purchases of treasury stock                                                    (175,645)            (259,854)             (34,392)
  Debt issuance and other costs                                                   (69,383)            (463,139)                --
  Other noncurrent liabilities                                                   (747,264)                --                   --
                                                                             ------------          -----------          -----------
      Net cash provided (used) by financing activities                         15,084,852             (346,951)          (1,668,451)
                                                                             ------------          -----------          -----------
NET (DECREASE) INCREASE IN CASH                                                  (223,684)             217,779             (894,575)

CASH, BEGINNING OF YEAR                                                           225,079                7,300              901,875
                                                                             ------------          -----------          -----------
CASH, END OF YEAR                                                            $      1,395          $   225,079          $     7,300
                                                                             ============          ===========          ===========

                                                                                                                         (Continued)

See notes to consolidated financial statements.

DANIEL GREEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------

                                                                  2000                 1999                1998
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                              $   1,381,752          $   191,726          $   369,214
                                                             ============          ===========          ===========
      Income taxes                                          $       2,469          $     2,742          $   436,628
                                                             ============          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITY:
    During 2000, the Company incurred a liability totaling
      $1,050,000 related to an acquisition of assets.
    During 1999, the Company issued common stock options valued at $74,637 in consideration for a debt guarantee.

                                                                     (Concluded)
See notes to consolidated financial statements.

DANIEL GREEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-----------------------------------------------------------------------------------------------------------------------------------


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - The Company is engaged primarily in the import and sale of leisure footwear. Sales are made principally to retailers in the United States.

     On March 30, 2000, the Company purchased all of the outstanding shares of Penobscot Shoe Company ("Penobscot") from a related party for approximately
     $18,218,000, including direct costs of the acquisition. Penobscot is also engaged in the import and sale of footwear. The acquisition of Penobscot has been accounted for under the purchase method of accounting and accordingly, the operating results of Penobscot have been included in the Company's consolidated financial statements since the date of acquisition.
     The estimated fair market value of assets and liabilities acquired was approximately $20,387,000 and $2,632,000 respectively. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired ("goodwill") was approximately $463,000 which is being amortized on a straight-line basis over 15 years.

     The 2000, 1999 and 1998 results of operations on a proforma basis, assuming the Penobscot acquisition occurred at the beginning of the respective periods, are as follows:

                                                 2000            1999           1998
                                                              (Unaudited)

Net sales                                    $ 39,693,000     $36,532,000    $ 34,218,000
                                             ============     ===========    ============
Net (loss) earnings                          $    (43,000)    $   154,000    $ (2,445,000)
                                             ============     ===========    ============
Net (loss) earnings per common share         $      (0.03)    $      0.10    $      (1.58)
                                             ============     ===========    ============

     Principles of Consolidation - The consolidated financial statements consist of Daniel Green Company and its wholly-owned subsidiary, Penobscot Shoe Company. Intercompany accounts and transactions have been eliminated.

     Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of finished goods.

     Property and Accumulated Depreciation - Property is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred. Replacements of significant items and major renewals and betterments are capitalized. Depreciation is computed using estimated useful lives under the straight-line method as follows:

        Buildings                                      20 years
        Machinery and equipment                        10 years
        Computers                                       4 years
        Vehicles                                        4 years
        Furniture and fixtures                          8 years

     Other Assets - Other assets consist primarily of tradenames, goodwill associated with the Penobscot acquisition and deferred financing costs. Goodwill and tradenames are being amortized on a straight-line basis over 15 years. Deferred financing costs are being amortized over the term of the related debt instruments. Accumulated amortization as of December 30, 2000 and 1999 totaled approximately $291,000 and $36,000, respectively.

     Asset Impairments - The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value. The Company recorded an impairment loss associated with property totaling approximately $208,000 in 2000 and $785,000 in 1998 (See Note 8). The impairment loss in 2000 and 1998 is included in selling and administrative expenses.

     Revenue Recognition - Revenues are recognized when products are shipped since all risk of loss transfers to the Company's customer upon shipment. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded.

     Research and Development Costs - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were approximately $320,000 in 2000, $125,000 in 1999 and $168,000 in 1998.

     Income Taxes - Income taxes are provided on the earnings (losses) in the consolidated financial statements. Deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

     Net Loss Per Common Share (EPS) - The calculations for both basic and diluted EPS were based on the Company's net loss and weighted average number of common shares outstanding of 1,570,595, 1,569,086 and 1,547,764 for the years ended December 31, 2000, 1999 and 1998, respectively. Options to purchase shares of common stock were outstanding in 2000, 1999 and 1998 totalling 115,500, 75,000 and 87,000, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive due to the net loss in those years.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risks consist primarily of accounts receivable. Companies in the retail industry comprise a significant portion of the accounts receivable balance; collateral is not required. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the short-term nature of the instruments. The fair value of long-term debt instruments approximates their recorded values primarily due to interest rates approximating current rates available for similar instruments.

     Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 123, Accounting for Stock-Based Compensation. As permitted in that Standard, the Company has elected to continue to follow recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended December 31, 2000, 1999 and 1998.

     Segments - The Company operates in only one business segment. In addition, the Company's internal reporting does not make it practicable to provide information on net sales earned from different styles of footwear or from different geographic locations. Long-lived assets are entirely located in the United States. Sales to one customer in 1999 totalled approximately $1,790,000, or 12 percent of the Company's net sales in 1999. Sales to any one customer in 2000 or 1998 did not exceed 10% of the Company's net sales in those years. Ten major customers represented approximately 45% of net sales in 2000; most of these same customers represented 52% of net sales in 1999, and 48% of net sales in 1998. Due to the uncertain nature of the retail industry, the loss of any one or more of these customers could have a material adverse effect on the Company's business.

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify areas causing difficulties in implementation. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has completed the process of evaluating the impact of adopting SFAS No. 133, as amended. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, there was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during the first quarter of 2001.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in the Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's adoption of SAB No. 101 during the fourth quarter of 2000 did not impact the Company's consolidated financial position, results of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Serving of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. This Standard is effective for transfers occurring after March 31, 2001. The Company does not believe the adoption of this Standard will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the classifications used in 2000.

2.   PROPERTY

     Property as of December 31 consisted of the following:

                                                       2000              1999

Land and buildings                                  $1,698,581        $2,560,504
Machinery and equipment                                 90,070           116,666
Computers                                              562,529           420,010
Vehicles                                                47,430            74,011
Furniture and fixtures                                  34,301           984,159
                                                    ----------        ----------
                                                     2,432,911         4,155,350
Less accumulated depreciation                          378,333         3,333,700
                                                    ----------        ----------
Property - net                                      $2,054,578        $  821,650
                                                    ==========        ==========

3.   BENEFIT PLANS

     Defined Contribution Plan

     During 1997, following the termination of its defined benefit plan, the Company established a defined contribution 401(k) savings plan ("the Plan") covering substantially all employees of the Company. In December 1997, the Plan acquired 186,437 shares of the Company's common stock at a price per share of $4.80, which was based on an independent appraisal. As of December 31, 2000, all shares acquired by the Plan have been allocated to the participants. The unallocated shares in the Plan as of December 31, 1999 were recorded as treasury stock in stockholders' equity. Compensation expense was recognized as the shares were allocated to the participants and totalled $278,966, $278,965 and $336,965 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company's matching contribution to the Plan totaled $11,424, $45,429 and $74,178 in 2000, 1999 and 1998, respectively.

     Defined Benefit Pension Plan

     Penobscot has a retirement plan ("the Plan") covering substantially all of its employees. The Company's policy is to fund retirement costs as accrued. Plan assets consist principally of equity securities and corporate and U.S. Government obligations.

     In June 2000, the Company announced its intention to terminate the Penobscot Plan. As a result, all future benefit accruals were frozen on June 30, 2000. The Company anticipates that the liabilities will be settled through the purchase of an insurance contract sometime in 2001. The freeze of benefits on June 30, 2000 resulted in a curtailment, as defined under SFAS No. 88. The curtailment resulted in a gain of $322,869, due to the elimination of future pay projection in the liability calculation.

The following table sets forth the plan's funded status as of December 31, 2000:


The change in the benefit obligation is:
  Benefit obligation at date of Penobscot acquisition, March 30, 2000     $ 3,369,079
  Service cost                                                                 14,602
  Interest cost                                                               171,032
  Curtailment gain                                                           (322,869)
  Actuarial loss                                                              684,318
  Benefits paid                                                              (252,143)
                                                                          -----------
  Benefit obligation at end of year                                       $ 3,664,019
                                                                          ===========
The change in plan assets is:
  Fair value of assets at date of Penobscot acquisition, March 30, 2000   $ 6,785,440
  Actual return on plan assets                                                 10,234
  Benefits paid                                                              (252,143)
  Administrative expenses                                                     (85,112)
                                                                          -----------
  Fair value of assets at end of year                                     $ 6,458,419
                                                                          ===========
Reconciliation of funded status as of December 31, 2000:
  Funded status                                                           $ 2,794,400
  Unrecognized actuarial loss                                                 816,118
                                                                          -----------
  Net prepaid pension costs recognized as of December 31, 2000            $ 3,610,518
                                                                          ===========

     The discount rate and the expected long-term rate of return on plan assets used in determining the actuarial present value of the projected benefit obligation as of December 31, 2000 were 6% and 7.5%, respectively. The discount rate and the expected long-term rate of return on plan assets used in determining the actuarial present value of the projected benefit obligation as of March 30, 2000 were 7.5% and 7.5%, respectively.

     The net pension income for 2000 included the following components:

                                                                               2000

Service cost                                                              $   (14,602)
Interest cost                                                                (171,032)
Actual return on plan assets                                                  379,791
                                                                          -----------
Net pension income                                                        $   194,157
                                                                          ===========

4.   DEBT

     Notes Payable - During 2000, the Company entered into a new loan agreement with its existing bank resulting in a new revolving line of credit ("revolver"), an additional term loan facility in the amount of $6,000,000 and a supplemental loan facility in the amount of up to $2,800,000. Under the terms of the new agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $12,500,000, the interest rate is prime plus .75% (the prime rate was 9.5% at December 31, 2000) and the revolver expires on April 1, 2003. The revolver is secured by accounts receivable, inventory and equipment. The term loan is payable through April 1, 2003 and is also secured by accounts receivable, inventory and equipment. The supplemental loan facility is available through April 1, 2003; there were no borrowings under this facility at December 31, 2000. The above facilities are guaranteed by a major stockholder of the Company.

     An existing mortgage/term loan is payable through April 2001 and is secured by the Company's facilities.

     The balance owed under the Company's revolving line of credit as of December 31, 2000 and 1999 totaled $12,500,000 and $1,903,078, respectively.

     Long-term debt as of December 31 consisted of the following:

                                                                             2000                   1999

Note payable to bank in quarterly installments of
$187,500 through April 2003, interest due monthly
at prime plus 2%                                                          $5,625,000              $     --

Note payable to bank in monthly principal installments of approximately $4,900 through April 2001 at which time a balloon payment of approximately $751,000 is due;
interest is due monthly at LIBOR plus 2.25%                                  768,780               824,132

Other                                                                         32,283               121,709
                                                                          ----------              --------
                                                                           6,426,063               945,841
Less:  current portion                                                     6,416,743               864,754
                                                                          ----------              --------
Noncurrent portion                                                        $    9,320              $ 81,087
                                                                          ==========              ========


     The aggregate principal payments of notes payable are as follows:

                      2001                             $ 6,416,743
                      2002                                   9,320
                                                       -----------
                      Total                            $ 6,426,063
                                                       ===========

     The line of credit and the note payable to bank contain certain financial covenants relative to average borrowed funds to earnings ratio, net income, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is prohibited unless a written consent from the lender is received. As of December 31, 2000, the Company was not in compliance with its financial covenants. The Company has not obtained a waiver from the lender and accordingly, has reclassified $4,875,000 of debt from a long-term liability to a current liability as of December 31, 2000.

     As of December 31, 1999, the Company was not in compliance with the covenants related to average borrowed funds to earnings ratio and cash flow coverage. The Company has not obtained a waiver from the lender and accordingly, has reclassified $765,609 of the note payable to bank from a long-term liability to a current liability as of December 31, 1999.

5.   INCOME TAXES

     The income tax benefit consists of:

                                              2000                 1999                1998
Current:
  Federal                                  $    --              $    --            $  (387,142)
  State                                        4,094                2,206                2,223
                                           ---------            ---------          -----------
                                               4,094                2,206             (384,919)
                                           ---------            ---------          -----------
Deferred:
  Federal                                   (410,353)            (385,799)            (595,235)
  State                                      (48,563)             (98,977)            (161,214)
                                           ---------            ---------          -----------
                                            (458,916)            (484,776)            (756,449)
                                           ---------            ---------          -----------
Total                                      $(454,822)           $(482,570)         $(1,141,368)
                                           =========            =========          ===========

     The difference between tax computed at the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows:

                                              2000                  1999               1998
Benefit at statutory rate                  $(386,599)           $(683,657)         $(1,643,580)
State and other taxes, net of federal
  tax benefit                                (36,130)               1,456               1,467
Items not deductible                           6,938
Reduction in state net operating loss         12,115
  due to rate change
Change in valuation allowance                (80,127)             287,243              500,000
Other                                         28,981              (87,612)                 745
                                           ---------            ---------          -----------
Income tax benefit                         $(454,822)           $(482,570)         $(1,141,368)
                                           =========            =========          ===========

     At December 31, 2000, the Company has approximately $3,252,000 of federal net operating loss carryforwards which begin to expire in 2018. The Company has an alternative minimum tax (AMT) credit carryforward of $49,074 which will never expire. The Company has approximately $4,967,000 of net operating loss carryforwards available for New York State tax purposes, which begin to expire in 2011.

     Components of the Company's deferred income tax asset as of December 31, 2000 and 1999 are as follows:

                                                                               2000
                                                                 --------------------------------
                                                                    Current           Noncurrent
Assets

Non-deductible bad debt reserves                                 $   691,470          $      --
Uniform capitalization of inventory                                   57,720                 --
Non-deductible sales allowances                                      185,250                 --
Other accruals                                                        39,328                 --
Net operating loss carryforwards                                        --              1,311,674
Compensation                                                            --                 58,885
AMT credit carryforward                                                 --                 49,074
Charitable contribution                                                 --                262,603

Liabilities

Depreciation                                                            --               (499,359)
Valuation allowance                                                 (319,277)            (387,839)
                                                                 -----------          -----------

Deferred income tax asset                                        $   654,491          $   795,038
                                                                 ===========          ===========

                                                                               1999
                                                                 --------------------------------
                                                                    Current           Noncurrent
Assets

Non-deductible bad debt reserves                                 $    78,482          $      --
Uniform capitalization of inventory                                   63,618                 --
Non-deductible sales allowances                                       46,796                 --
Net operating loss carryforward                                         --              1,409,616
Fixed assets                                                            --                129,978
AMT credit carryforward                                                 --                 49,074
Charitable contribution                                                 --                262,435

Liabilities

Prepaid pension expense                                                 --               (108,797)
Depreciation                                                            --               (227,154)
Valuation allowance                                                  (87,267)            (699,976)
                                                                 -----------          -----------

Deferred income tax asset                                        $   101,629          $   815,176
                                                                 ===========          ===========

6.    LIABILITY TO FORMER STOCKHOLDERS

      The accompanying consolidated balance sheet as of December 31, 2000 includes an obligation of approximately $1,806,000 to dissenting stockholders of Penobscot. This liability, which was assumed by the Company in the acquisition of Penobscot, arose when Penobscot was acquired by a related party of the Company in November 1999.

7.    STOCKHOLDERS' EQUITY

      Stock Option Plan - The Company has reserved 100,000 shares of its common stock for issuance under its Stock Incentive Plan. Options granted in 2000 can be exercised at the fair market value of the Company's stock on the date of grant. For option grants prior to 2000, the price at which such options can be exercised shall be at least $1 more than 100% of the fair market value of the Company's stock on the date of grant; for an optionee who at the time of grant owns more than 10% of the Company's stock, the price at which options can be exercised shall be at least $1 more than 110% of the fair market value of the Company's stock on the date of grant.

      The stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                             2000           1999          1998
Options outstanding, beginning of year                                      75,000         87,000        22,000

Options granted                                                             65,500             --        75,000
Options cancelled                                                          (75,000)       (12,000)      (10,000)
                                                                           -------        -------       -------
Options outstanding, end of year                                            65,500         75,000        87,000
                                                                           =======        =======       =======
Options exercisable, end of year                                            32,750             --        12,000
                                                                           =======        =======       =======

     The outstanding options have an exercise price of $3.56 per share and expire in October 2010.

      The Company granted 50,000 stock options in 1999, separate from the Company's Stock Incentive Plan, to a major stockholder in consideration for a guarantee of the Company's revolver and mortgage/term note. These options are all outstanding and exercisable at December 31, 2000.

     Pro forma information regarding the Company's net loss and related per share amounts as required by SFAS No. 123 are as follows:

                                                            2000              1999               1998
   Net loss:
     As reported                                         $ 682,233         $ 1,528,197        $ 3,692,689
     Pro forma                                           $ 754,534         $ 1,514,583        $ 3,806,387

   Basic and diluted loss per share:
    As reported                                          $     .43         $       .97        $      2.39
    Pro forma                                            $     .48         $       .97        $      2.46

      The weighted average grant-date fair value of options granted in 2000 and 1998 was $1.10 and $1.52, respectively. The weighted average fair value of the options outstanding as of 2000, 1999 and 1998 is estimated as $1.10, $1.33 and $1.52, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                              2000          1999          1998
Expected life                                                            9.0 years       5.5 years      6.5 years
Volatility                                                                   28.70 %        30.63 %       33.18 %
Risk-free interest rate                                                       6.06 %         6.50 %        6.15 %
Dividend yield                                                                   0 %            0 %           0 %



8.    OTHER EXPENSE

      Effective May 1, 2000, the Company's headquarters and distribution operation relocated from Dolgeville, New York to the newly acquired facilities in Old Town, Maine. Costs incurred in 2000 associated with this relocation, including severance, moving expenses and closing facilities, totalled approximately $808,000 which are included in selling and administrative expenses. In addition, an impairment loss of $208,000 was recognized in 2000 (see "Asset Impairments" in Note 1). As of December 31, 2000, all costs associated with this move have been paid, therefore, no liability remains as of December 31, 2000.

      In the first quarter of 1998, the Company hired a new President who, among other things, began to assemble a substantially new management team for the Company. In the fourth quarter of 1998, the Company's Board of Directors, President and the new management team completed and began to implement a formal restructuring plan. Based on the restructuring plan, the Company ceased its manufacturing operations completely during 1999. As a result, the Company's primary business activity, subsequent to closing manufacturing operations, has been to outsource entirely the production of its footwear and to distribute the footwear to its customers under the Company's label and certain private labels. As part of the restructuring, the Company incurred severance costs of $311,153 in 1999, of which $67,248 are included in selling and administrative expenses and $243,905 are included in cost of goods sold. Raw material inventory write-offs of $589,177 are also included in cost of goods sold in 1999 as part of the restructuring. As of December 31, 2000, there was no remaining liability for severance costs.

      In 1998, the Company ceased production in two separate facilities owned by the Company and substantially vacated these two facilities. A third facility owned by the Company ceased production and was vacated during 1999. Accordingly, the Company has recognized an expense in 1998 for impaired assets totaling $572,352 and a liability totaling $153,249 related to lease commitments for equipment used in these facilities that expire at various dates subsequent to their closure dates. These expenses are included in selling and administrative expenses in 1998. As of December 31, 1999, this liability had a zero balance.

      In addition, in the fourth quarter of 1998 the Company determined that certain software that it currently uses would not be year 2000 compliant. Accordingly, the Company was required to write-off the net book value of the software in 1998 totaling $212,229. This expense is included in selling and administrative expenses in 1998.

      The impaired facilities are greater than fifty years old and have been used exclusively for footwear production by the Company. In addition, these facilities are located in a depressed, rural region of New York State where the economy has been contracting in recent years. The prospect of a business expanding or relocating to this region given the current economic climate is remote. These factors, among others, were considered by management in estimating the fair values of these facilities.

9.    COMMITMENTS

      Leases - In 1999 and 1998, the Company leased machinery and equipment under noncancelable lease agreements which were classified as operating leases for financial reporting purposes. Rental expense was $30,497 in 1999 and $121,819 in 1998. The leases expired in 2000.

      Letter of Credit - The Company routinely uses letters of credit when entering into inventory purchase transactions with foreign vendors. At December 31, 2000, these outstanding letters of credit totaled approximately $370,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     This information is contained in the Definitive Proxy Statement dated April 5, 2001, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 10.  Executive Compensation.

     This information is contained in the Definitive Proxy Statement dated April 5, 2001, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     This information is contained in the Definitive Proxy Statement dated April 5, 2001, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 12.  Certain Relationships and Related Transactions.

     This information is contained in the Definitive Proxy Statement dated April 5, 2001, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

                                     Part IV

Item 13.  Exhibits, List and Reports on Form 8-K.



                                  Page 5 of _

          (a). Exhibits

               (24)  Power of Attorney

          (b). Reports on Form 8-K.

               There were no reports filed on Form 8-K for the quarter ended December 31, 2000. .



                                  Page 6 of _

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DANIEL GREEN COMPANY
                                           (Registrant)


DATE: March 30, 2001                  By:  /s/ James R. Riedman
                                           -------------------------------------
                                           James R. Riedman,
                                           Chairman and Chief Executive Officer


                                      By:  /s/ Robert Weedon
                                           -------------------------------------
                                           Robert Weedon,
                                           Chief Financial Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

                                    DIRECTORS


/s/       Edward Bloomberg           *     /s/       Steven DePerrior          *
--------------------------------------     -------------------------------------
          Edward Bloomberg                           Steven DePerrior


/s/       Gregory Harden             *     /s/       Gary E/ Pflugfelder       *
--------------------------------------     -------------------------------------
          Gregory Harden                             Gary E. Pflugfelder


/s/       James R. Riedman           *     /s/ Greg A. Tunney
--------------------------------------     -------------------------------------
          James R. Riedman                           Greg A. Tunney


/s/       Wilhelm Pfander            *
--------------------------------------
          Wilhelm Pfander


                           *By:  /s/ James R. Riedman
                                 --------------------------------------
                                 James R. Riedman, as Attorney-in-Fact

DATE: March 30, 2001



                                  Page 7 of _