Form 10QSB
period 2001-03-31
GREEN DANIEL CO
filed 2001-05-21
CIK 26820

Company Name: DANIEL GREEN COMPANY Ticker Symbol: DAGR


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the quarter ended March 31, 2001 Commission File No. 0-774
                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

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

         CLASS                              OUTSTANDING AT March 31, 2001
Common Stock $2.50 par value                         1,571,316


Transitional Small Business Disclosure Format (Check One)  Yes __   No X

                              DANIEL GREEN COMPANY
                                      INDEX

                                                                            Page
                                                                          Number

Index..........................................................................1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         March 31, 2001 and December 31, 2000..................................2

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         March 31, 2001 and December 31, 2000..................................3

Consolidated Statements of Operations for the three months ended
          March 31, 2001 and 2000..............................................4

Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000...............................................5

Notes to Consolidated Financial Statements.....................................6

Management Discussion & Analysis of Financial Condition and Results
         of Operations.........................................................8

PART II - Other Information...................................................11

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets

                                     ASSETS
                                                              March 31,           December 31,
                                                                2001                 2000
                                                             (Unaudited)              (*)
                                                            ------------          ------------
Current Assets:
Cash                                                        $ 2,804,101           $     1,395
Accounts Receivable, trade
less allowances of $3,244,000 in 2001
         and $2,249,000 in 1999                              11,520,627            14,601,499

Deferred Income Tax Asset                                       654,491               654,491

Finished Goods Inventories, at lower of
         cost (FIFO) or market:                              15,292,014            14,758,949

Other Current Assets                                            154,268               193,757
                                                            -----------           -----------
 Total Current Assets                                        30,425,501            30,210,091

Property, plant & equipment:
Real Estate and Water Power, at cost                          1,698,581             1,698,581
Machinery & Equipment at cost                                   734,330               734,330
                                                            -----------           -----------
                                                              2,432,911             2,432,911
Less: Accumulated Depreciation                                  429,506               378,333
                                                            -----------           -----------
Property, plant & equipment, net                              2,003,405             2,054,578

Other Assets:
Prepaid Pension Cost                                          3,610,518             3,610,518
Other Assets, net                                             2,983,620             1,754,176
Deferred Income Tax Asset                                         --                  795,038
                                                            -----------           -----------
 Total Other Assets                                           6,594,138             6,772,796
                                                            -----------           -----------
 Total Assets                                               $39,023,044           $38,424,401
                                                            ===========           ===========

(*) Derived from audited consolidated financial statements. See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                          March 31,             December 31,
                                                             2001                  2000
                                                         (Unaudited)                (*)
                                                         ------------          ------------
Current Liabilities:

Notes Payable, line of credit                           $ 12,500,000            $ 12,500,000
Notes Payable, current                                     6,213,389               6,416,743
Accounts Payable, trade                                    8,335,915               9,158,314
Liability to former stockholder                            1,805,951               1,805,951
Income Tax Payable                                           174,748                 898,364
Other Accrued Liabilities                                  1,532,098               1,038,078
                                                        ------------            ------------
Total Current Liabilities                                 30,562,101              31,817,450

Deferred Income Taxes                                        613,064
Notes Payable, non-current                                 1,059,320                   9,320
Other Liability                                              700,000                 700,000
                                                        ------------            ------------
Total Other Liabilities                                    2,372,384                 709,320
Total Liabilities                                         32,934,485              32,526,770

Stockholders' Equity:

Common Stock                                               4,245,823               4,245,823
Paid-in-excess of par value                                  815,940                 815,940
Retained Earnings                                          1,530,113               1,305,759
                                                        ------------            ------------
                                                           6,591,876               6,367,522
Less: Treasury Stock                                        (503,317)               (469,891)
                                                        ------------            ------------
Total Stockholders' Equity                                 6,088,559               5,897,631
                                                        ------------            ------------
Total Liabilities & Stockholders'
         Equity                                         $ 39,023,044            $ 38,424,401
                                                        ============            ============

(*) Derived from audited consolidated financial statements. See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  March 31,           March 31,
                                                    2001                2000
                                                -------------        ------------
Net Sales                                        $10,917,492         $ 1,155,557

Costs and Expenses
  Cost of Goods Sold                               6,940,772           1,306,657
  Selling, General &
    Administrative                                 3,104,360           1,808,866
 Interest Expense                                    491,771              69,282
                                                 -----------         -----------
Total Costs and Expenses                          10,536,903           3,184,805

Income (Loss) before
  Income Tax Expense/(Credit)                        380,589          (2,029,248)

Income Tax Expense/(Credit)                          156,235             487,020
                                                 -----------         -----------
Net Income (Loss)                                $   224,354         $(1,542,228)
                                                 ===========         ===========

Net Income (Loss) per Share:
  Basic                                          $      0.14         $     (0.99)
  Diluted                                        $      0.14         $     (0.99)

Shares Outstanding:
  Basic                                            1,571,316           1,564,532
  Diluted                                          1,571,316           1,564,532

See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                   March 31,             March 31,
                                                                     2001                  2000
                                                                -------------          ------------
Operating Activities:
Net Income (Loss)                                               $   224,354           $ (1,542,228)
Adjustments to reconcile net income (loss)
  to net provided by operating activities:
     Depreciation and amortization                                  229,831                 77,561
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                                    3,080,872              2,150,221
     Finished Goods Inventories                                    (533,065)              (529,147)
    Other Current Assets                                             39,489                (41,757)
    Other Assets                                                          0               (487,019)
 Increases (decreases) in:
    Accounts Payable, trade                                        (822,399)                 9,602
    Accrued Salaries & Commissions                                        0                (34,702)
    Other Accrued Liabilities                                       494,020                578,672
    Income Taxes Payable                                           (723,616)                     0
                                                                -----------           ------------
Net cash provided by Operating
    Activities                                                    1,989,486                181,203
Investing Activities:
  Acquisition of business less cash acquired                              0            (11,485,900)
  Purchase of property & equipment                                        0                (42,988)
                                                                -----------           ------------
Net cash used in Investing Activities                                     0            (11,528,888)
 Financing Activities:
  Net Borrowing on Line of Credit                                         0              5,716,152
  Net Borrowing of Notes Payable                                    846,646              5,978,926
  Purchase of Treasury Stock                                        (33,426)               (25,183)
  Other Refinancing Expenses                                              0                (52,727)
                                                                -----------           ------------
Net Cash Provided in Financing Activities                           813,220             11,617,168
                                                                -----------           ------------
 Net Increase in Cash                                             2,802,706                269,483

Cash at Beginning of Period                                           1,395                225,079
                                                                -----------           ------------
 Cash at End of Period                                          $ 2,804,101           $    494,562
                                                                ===========           ============

                              DANIEL GREEN COMPANY
                   Notes to Consolidated Financial Statements

Note 1. Interim Financial Statements and Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2000.

Note 2. Acquisitions

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

The following summary presents unaudited proforma consolidated results of operations as if the acquisition had occurred at the beginning of 2000, and include adjustments for estimated amounts of goodwill amortization, depreciation of fixed assets acquired based on their estimated fair values, increased interest expense assuming the purchase consideration had resulted in additional borrowing during the periods presented. The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of the earlier dates, nor are they indicative of results of operations which may occur in the future. The results do not reflect synergies.

        Quarter Ended March 31,                                     2000
        -------------------------------------------------------------------

        In thousands, except per share amounts (unaudited)
        Net Sales                                                  $7,670
        Net Earnings (Loss)                                          (755)
        Net Earnings (Loss) per Common Share                        (0.48)

Note 3.   Subsequent Events

     On April 11, 2001, the Company's Chairman and Chief Executive Officer, James Riedman, who is an affiliate of our principal stockholder, advanced to us $750,000. The Company used the proceeds of this loan to repay a portion of the past due accounts to its Brazilian suppliers. The loan is evidenced by a convertible subordinated note in an original face amount of $750,000 which we issued to Mr. Riedman. The note is subordinated to our existing and future senior indebtedness, including the credit facility with our bank. The principal amount of the note is due and payable on April 11, 2002, provided that as of that time or any subsequent date on which the note is repaid, certain conditions relating to our revolving line of credit and banking agreement are met. The note bears interest at an annual rate of 15.00%, payable quarterly beginning June 30, 2001 and continuing until the principal amount of the note is fully repaid. The note must be repaid to the extent any proceeds are received by the Company from a rights offering. The Company may also prepay the note from the proceeds of any equity or subordinated debt issuances. The note is secured by all of the Company's assets and is guaranteed by our wholly-owned subsidiary, Penobscot Shoe Company. The security interest and guaranty are both subordinated to our bank's security interest and debt repayment. The note is convertible at any time into shares of our common stock at the conversion price of $3.68 per share (subject to adjustment in certain circumstances). In consideration for the issuance of the note, we issued an option to Mr. Riedman for the purchase of up to 25,000 shares of common stock at an exercise price of $3.68 per share.

Note 4.  Financial Accounting Standards No. 133

     During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, management of the Company concluded that there was no material effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133 at March 31, 2001.

                              DANIEL GREEN COMPANY
           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

1. Liquidity and Capital Resources

     At March 31, 2001 the Daniel Green Company had a working capital deficiency of ($136,000) vs. ($1,607,359) at December 31, 2000. The reason for the deficiency is primarily related to the reclassification of the Company's long-term bank debt as a current liability as discussed below. The decrease in working capital deficiency since December 31, 2000 is primarily a result of reductions in accounts receivable. Due to the seasonality of the business, trade accounts receivable usually in peak in December of each year andthereafter decrease as cash is collected and shipments decrease.

     The consolidated statement of cash flows to the first quarter of 2001 shows an increase of cash since December 31, 2000. Net cash provided from operations was $1,989,486, primarily due to the reduction in accounts receivable from December 31, 2000.

     At the end of the first quarter of 2001, total indebtedness was $21,578,660 which consisted of: line of credit balance, current of $12,500,000, notes payable, current, of $6,213,389, notes payable, noncurrent, of $1,059,320, and a liability related to the dissenting shareholders of Penobscot of $1,805,951. The Company is current on all of its notes payable and long-term debt, payroll, and payroll tax obligations except for a mortgage note in the original principal amount of $6 million and a current principal balance of approximately $600,000 and approximately $600,00 of borrowings which are in excess of its borrowing base on its line of credit. The Company has also been unable to make timely payments to its Brazilian suppliers. As of March 31, the Company had $3.5 Million in past due trade payables to these suppliers. As a result, its Brazilian suppliers notified the Company that they would not purchase any further leather or other materials for future orders until the accounts were brought current. As discussed below, the Company is currently in discussions with its bank to establish arrangements to provide additional credit with its bank to the funding necessary to bring its Brazilian suppliers current.

     The Company has a revolving line of credit ("revolver"), an additional term loan facility in the amount of $6,000,000 and a supplemental loan facility in the amount of $2,800,000. The borrowing base for the revolver is based on certain balances of eligible accounts receivable and eligible inventory, as defined in the agreement. The maximum credit amount under the revolver is $12,500,000, the interest rate is prime plus .75% (the prime rate was 9% at March 31) and the revolver expires on April 1, 2003. As of March 31, 2001, the Company had $12,500,000 in principal amount outstanding under the revolver, leaving no availability under the line. The term loan is payable through April 1, 2003. The supplemental loan facility is available through April 1, 2003. All of the Company's indebtedness to its bank is secured by all of the Company's assets, including, but not limited to, accounts receivable, inventory and equipment. Riedaman Corporation, the Company's largest single has guaranteed a limited amount of these facilities.

     Our loan agreement requires the Company to comply with various covenants, including financial covenants relative to average borrowed funds to earnings ratio, net income, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions and certain other actions are prohibited unless a written consent is first received from our bank. Since December 31, 2000 the Company has been in violation of certain financial covenants under its loan agreement. The Company has not obtained waivers from the bank on these financial covenants, which resulted in classifying all the related debt as a current liability at March 31, 2001 and December 31, 2000.

     As a result  of four  financial  covenant  defaults,  our bank has  several remedies available, including, without limitation, acceleration of all outstanding indebtedness under the loan agreement. If the bank calls our loans, we would be unable to pay the bank in a timely manner. The bank, however, has not demanded payment of the Company's indebtedness and Company continues to borrow under the line of credit. As discussed below, we arefinalizing terms with the bank the terms under which it would waive these defaults , modify our financial covenants and increase and continue our credit facility. The Company is exposed to a higher interest rate on its indebtedness with financial penalty at least until the Company obtains waivers, cures the violations, or establishes new financing.

     In order to assist us in funding our working capital needs, on April 11, 2001, our Chairman and Chief Executive Officer, James Riedman, who is an affiliate of our principal stockholder, advanced to us $750,000. The Company used the proceeds of this loan to repay a portion of the past due accounts to its Brazilian suppliers. This loan is evidenced by a convertible subordinated note in an original face amount of $750,000 which we issued to Mr. Riedman.  The note is subordinated to our existing and future senior indebtedness, including the credit facility with our bank described above. The principal amount of the note is due and payable on April 11, 2002, provided that as of that time or any subsequent date on which the note is repaid, the following conditions are met:

     o We have at least $2.5 million in availability under our revolving line of credit;

     o Less than 30% of our accounts receivable are ineligible under the borrowing base of our revolving line of credit;

     o Less than 30% of our inventory is ineligible under the borrowing base for our revolving line of credit; and

     o    We are not in default under our credit facility agreement.

The note is also prepayable from the proceeds of any rights offering conducted by the Company. The Company may also prepay the note from the proceeds of any equity or subordinated debt issuances.

     The note bears interest at an annual rate of 15.00%, payable quarterly, beginning June 30, 2001, until the note is fully repaid. The note is secured by all of the Company's assets and is guaranteed by our wholly-owned subsidiary, Penobscot Shoe Company. The security interest and guaranty are both subordinated to our bank's security interest and debt repayment. The note is convertible at any time into shares of our common stock at the conversion price of $3.68 per share (subject to adjustment in certain circumstances). In consideration for the issuance of the note, we issued an option to Mr. Riedman for the purchase of up to 25,000 shares of common stock at an exercise price of $3.68 per share.

     As described in Part II, Item 1 below, a dissenting shareholder in the aciton brought by the Company's subsidiary, Penobscot Shoe Company, to determine the fair value of dissenters shares, has requested the court to increase the amount of the bond securing payment of his shares due to the Company's financial condition. The Company intends to oppose this application. However, there is no assurance that it will be successful. If the court were to grant the relief (the amount being indeterminate), the Company would be required to obtain additional credit to meet the court's order. There is no assurance that such credit is available or can be obtained on terms favorable to the Company and its shareholders.

     In order to assist the Company in meeting its funding requirements necessary to bring the Company current with its Brazilian suppliers, James Riedman, has informed the Company's bank that he is prepared to guarantee a $2 million overadvance facility which may be used for payment of its past due obligations to its the Brazilian suppliers, provided that the bank waives existing defaults under the Company's credit facility and modifies certain of our financial covenants and makes other the amendments to the Company's banking agreement necessitated thereby. The bank has indicated its intention to establish the 2.0 million overadance facility, but has yet to determine the revised financial covenants. Accordingly, a definitive amendment to the Company's bank agreement has not yet been signed with respect to the overadvance facility and the Company is currently in the process of negotiating final terms. Although the Company expects such an amendment to be executed in May 2001, there can be no assurance that this will occur.

If the amendment with the bank is not executed or is substantially delayed, or the lender determines not to establish the overadvance facility, the Company's liquidity will be adversely affected and the Company will not have adequate funds bring the Brazilian manufacturers current unless it liquidates assets. In such event, the Company may be required to sell equity or debt securities or obtain additional credit facilities. There can be no assurance that such additional capital, if needed, will be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. In such event, there can be no assurance that the Company's creditors will not demand immediate payment of amounts due or that they will continue to extend additional credit to the Company, which could affect the Company's ability to continue as a going concern.

2. Results of Operations

     Net Sales for the first quarter of 2001 were $10.9 million compared to $1.1 million for the same period in the prior year. On a pro-forma basis, assuming that the Penobscot Shoe Co. and L.B. Evans acquisition had occurred on January 1, 2001 net sales would have been $7.7 million. This year's results represent a 41.5% increase over the pro-forma results for last year. The net sales increase is primarily attributable to the Trotters and Softwalk brands.

     The gross margin in the current quarter was approximately 36.4% compared to a loss of (13.1%) in the same quarter last year. The increase in gross profit is due to the positive performance in all brands.

     Selling, general and administrative expenses as a percentage of net sales were 28.4% or $3.1 million for the first quarter of 2001 as compared to 156.5% or $1.8 million for the same quarter in 2000. The results in 2000 include an accrual of $508,811 for costs associated with closing and securing the Company's Dolgeville location and terminated employees' severance packages.

     During the first quarter of 2001, interest expense amounted to $492,000 as compared to $69,000 in the first quarter of 2000. This increase is attributable to increased borrowings incurred in connection with the L.B. Evans and Penobscot Shoe Co. acquisitions and the increased working capital requirements resulting from these acquisitions.

     A majority of our products continue to be made of leather. As a result of the Mad Cow disease epidemics in Europe, the footwear industry continues to be concerned about rising leather prices in the future and what impact on gross profits this could have. Year to date we have begun to experience limited price increases for our cost of goods sold.

     During what has been described as a "very tough" early Spring season by the industry, both the Trotters and Softwalk brands of the Company have continued to perform well at retail. This is a result of our brands maintaining a clean channel of distribution with a focus on growing the business with non-promotional retailers. Our order backlog position is currently running ahead of last year's results.

                           Part II - Other Information

Item 1. Legal Proceedings.

As reported in the Company's form 10-KSB for the fiscal year ended December 31, 2000, the Company's subsidiary, Penobscot Shoe Company ("Penobscot"), filed suit in the Superior Court in Maine, Penobscot County, on April 3, 2000 to have the court determine the fair value of shares in Penobscot owned by persons who dissented from the merger of Penobscot with a subsidiary of the Company. The court had ordered Penobscot to post a bond of approximately $1.56 million to secure payment of the fair value of one dissenter's shares. On April 24, 2001, the same dissenter requested the court to increase the amount of the bond to cover additional interest and attorney's fees as well as the fair value of his shares and/or to impose a lien on the property of the Company based on its financial condition. See Part I, Item 2 "Management Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," regarding the impact on the Company's liquidity of this request, if granted.

Item 2. Changes in Securities-

Our Chairman and Chief Executive Officer, who is also an affiliate of our principal shareholder, on April 11, 2001, loaned $750,000 to the Company, in exchange for a one-year subordinated convertible promissory note and an option to purchase 25,000 shares of common stock. The proceeds were used primarily for working capital and payments of past due payments to our Brazilian vendors. See
Part I - Item 2 "Management Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 3. Default upon Senior Securities.

See Part I - Item 2 "Management Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4. Submission of matters to a vote of security holders.

Item 5. Other Information.-

In March,  2001, the Company  announced that its annual meeting of  stockholders
had  been  postponed  and  would  be  rescheduled.   The  Company  is  currently
determining an appropriate date for the meeting.

Item 6. Exhibits and Reports on Form 8K.-

The Exhibit Index appearing after the signature page of this report is hereby incorporated by reference.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                              DANIEL GREEN COMPANY
                                   Registrant


Date:
     ------------------                              -------------------------
                                                     Robert M. Weedon
                                                     Chief Financial Officer



                                                       /s/ James R. Riedman
                                                       ------------------------
                                                       James R. Reidman
                                                       Chief Executive Office

                                 April 11, 2001


Daniel Green Company
450 North Main Street
Old Town, Maine 04468

Attention:  Greg Tunney, President

Dear Mr. Tunney:

     Pursuant to our prior discussions, this Letter Loan Agreement will serve to set forth the terms of the financing agreement by and between Daniel Green Company, a Massachusetts corporation (the "Borrower") and James Riedman (the "Lender"):

     1. Loan.

          (a) Subject to the terms and conditions set forth in this Letter Loan Agreement (the "Loan Agreement") and the other agreements, instruments and documents executed and delivered in connection herewith and pursuant hereto (collectively, together with this Loan Agreement, referred to hereinafter as the "Loan Documents"), the Lender agrees to lend to the Borrower, and the Borrower agrees to borrow from the Lender, a loan in the principal amount of $750,000.00 (the "Loan").

          (b) The Loan shall be evidenced by a Convertible Subordinated Note (herein called, together with any renewals, extensions and increases thereof, the "Note"), in the form of Exhibit A annexed hereto, duly executed by the Borrower, dated the date thereof, in the original principal amount of the Loan.

          (c) (i) Subject to Section 1(c)(ii) below, the Lender will have the right ("Conversion Right"), at the Lender's option, to convert all or any portion of the principal of the Note into fully paid and nonassessable shares of the Borrower's common stock, par value $2.50 per share ("Common Stock"). The number of shares of Common Stock into which the Note may be converted ("Conversion Shares") shall be determined by dividing the aggregate principal amount of the Note by the conversion price in effect at the time of conversion (the "Conversion Price"). The Conversion Price shall be $3.68 per share, subject to adjustment in accordance with the terms of the Note.

               (ii) Notwithstanding the foregoing, until the Borrower's stockholders have approved the issuance of Borrower's Common Stock pursuant to the Note and the Options (defined below) and any other shares of Common Stock treated as part of the same financing (collectively, the "Financing Securities"), or counsel acceptable to the Borrower opines that such stockholder approval is not required under Nasdaq Rule 4460, only the principal amount of the Note which is convertible into 157,221 shares of Common Stock (as adjusted for stock splits, combinations, dividends and reclassifications) at the Conversion Price may be converted. Upon approval by the Borrower's stockholders of the issuance of the Financing Securities or receipt of an appropriate legal opinion, all or any part of the Note may be converted by the Lender at any time.

     2. Repayment Terms.

          (a) All unpaid principal under the Note shall be due and payable on April 11, 2002 (the "Maturity Date"). Unless earlier accelerated, no payments of principal shall be made prior to the Maturity Date, provided, however, if the Borrower issues Common Stock or other capital stock (other than capital stock imposing mandatory redemption obligations on the Borrower ("Redeemable Preferred")) for cash consideration or subordinated debt or Redeemable Preferred that is approved by Manufacturers and Traders Trust Company ("M&T Bank") (or any lender replacing M&T Bank in the future), then the proceeds thereof shall be used to repay the Note after the Borrower has first repaid any other subordinated note designated by the Borrower ("Designated Subordinated Note") up to a maximum of $750,000 in proceeds from such issuance in full. To the extent not previously paid, all of the outstanding and unpaid principal under the Note shall be due and payable on the Maturity Date.

          (b) Within five (5) days after the issuance of any Common Stock in a rights offering and the repayment in full of any Designated Subordinated Note, the Borrower shall make a mandatory prepayment of the unpaid principal of the Note to the extent of the net cash proceeds received by the Borrower from a rights offering after payment in full of the Designated Subordinated Note. Except for the repayment of the Designated Subordinated Note, no proceeds from any rights offering shall be used for any other purposes (including the payment of indebtedness of Borrower to M&T Bank) unless and until the Note has been repaid in full.

          (c) Prior to an event of default, the unpaid principal balance of the Loan shall accrue interest at the rate of 15% per annum and shall be payable on each March 31, June 30, September 30 and December 31 of each calendar year, with the first such payment to be made on June 30, 2001. After an event of default, interest shall accrue the rate that would have applied plus 2% per annum.

     3. Use of Proceeds. The Borrower may use the proceeds of the Loan only for the payment of the outstanding accounts payable to the Borrower's Brazilian suppliers and after all such suppliers have been brought current, then for general corporate purposes.

     4. Collateral. As collateral and security for the Loan, and any and all other indebtedness or obligations from time to time owing by the Borrower to the Lender, the Borrower shall grant, or cause the owner thereof to grant, to the Lender, his successors and assigns, a security interest, in and to all personal property, now existing or hereafter acquired, of Borrower pursuant to a General Security Agreement (the "Security Agreement") annexed hereto as Exhibit B. The security interest shall be subject and subordinate only to the security interest in the Borrower's personal property granted to M&T Bank, and shall be parri passu with a security interest in the Borrower's personal property granted to any holders of Designated

Subordinated Notes. The Lender shall be appointed collateral agent for himself and the holders of the Designated Subordinated Notes (collectively, the "Secured Parties") with respect to their respective security interest in accordance with the terms and conditions of the Security Agreement. Concurrently with the execution and delivery of the Note, Borrower shall execute and deliver the Security Agreement to the Secured Parties, and shall also execute and deliver to Lender, as collateral, for the benefit of the Secured Parties appropriate UCC-1 financing statements which shall be filed in appropriate filing offices to perfect the security interests granted thereby.

     5. Guaranties. At closing, and as an inducement to the Lender to execute and deliver this Loan Agreement and to make the Loan to the Borrower, the Borrower agrees to cause its wholly-owned subsidiary, Penobscot Shoe Company, a Maine corporation (the "Guarantor"), to execute and deliver to the Lender a Guaranty, in form of Exhibit C annexed hereto (the "Guaranty Agreement").

     6. Stock Options. In order to induce Lender into granting the Loan, Borrower has agreed to issue to Lender a certain stock option (the "Option"), having a term of five (5) years, allowing the purchase of up to 25,000 shares of Common Stock, at an exercise price of $3.68 per share and containing a cashless exercise provision. The Option shall be in the form of Exhibit D annexed hereto. The number of shares subject to the Option and the exercise price shall be subject to adjustment in accordance with the terms of the Option.

     7. Representations and Warranties. The Borrower represents and warrants that: (a) this Loan Letter Agreement and the Loan Documents and the transactions contemplated hereby and thereby have been duly approved by all necessary corporate action on the part of Borrower and that this Loan Letter Agreement and each of the other Loan Documents constitute the valid and binding agreement of the Borrower, enforceable against Borrower in accordance with the terms thereof, except in the event of bankruptcy or general principles of equity; and (b) the execution and delivery of this Loan Letter Agreement and the other Loan Documents and the performance by Borrower of its obligations thereunder do no violate Borrower's Articles of Incorporation or By-Laws or require the consent of anyone other than Borrower's bank, which consent has been obtained and is in full force and effect.

     8. Lender's Representations, Warranties and Acknowledgements. The Lender makes the following representations and warranties:

          (a) State of Residence. For purposes of state securities laws, the Lender is a resident solely of the State of New York.

          (b) Investment Purpose. The Lender is acquiring the Note and the Option and the shares of Common Stock issuable upon conversion or exercise thereof, for his own account, for investment only and not with a view towards the public sale or distribution thereof, except pursuant to sales registered or exempted from registration under the Securities Act.

          (c) Accredited Investor Status. The Lender is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

          (d) Reliance on Exemptions. The Lender understands that the Note and the Option are being offered and sold to him in reliance upon specific exemptions from the registration requirements of the United States federal and state securities laws and that the Borrower is relying upon the truth and accuracy of, and the Lender's compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Lender set forth herein in order to determine the availability of such exemptions.

          (e) Information. The Lender is a member of the Board of Directors of the Borrower. As a result, the Lender is familiar with the Borrower's business, financial condition and prospects, and with the terms and merits of the securities being offered hereby. The Lender further represents that he has had an opportunity to ask questions and receive answers from the Borrower regarding the terms and conditions of the investment being made hereby and business, properties, prospects and financial condition of the Borrower, including its current default on its loans from M&T Bank. The Lender understands that his investment in the Note and Option and in each case the Common Stock issuable pursuant thereto involves a significant degree of risk, including the possibility that his entire loan and the securities hereby offered may become uncollectible and worthless. The Lender has made his own independent decision to make the Loan and acquire the securities provided for hereunder upon the terms set forth in this Loan Letter Agreement based upon his own determination of the prospects of the Borrower and the value of the securities, and is not relying on any representations made to him by representatives of the Borrower other than in the Borrower's publicly filed documents with the Securities and Exchange Commission.

          (f) Governmental Review. The Lender understands that no United States federal or state agency or any other government or governmental agency has passed upon or made any recommendation or endorsement of the Note and the Option.

          (g) Transfer or Resale. The Lender understands the limitations on resale or transfer of the Note and the Option incorporated herein and those additional restrictions applicable pursuant to securities laws.

          (h) Legends. The Lender understands that the Note and Option and, until such time as the shares of Common Stock issuable upon the conversion of the Note and/or exercise of the Option have been registered under the Securities Act as contemplated herein, such shares may bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of the certificates for such securities):

          The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended. The securities have been acquired for investment and may not be sold, transferred or assigned in the absence of an effective registration statement for the securities under said Act, or an opinion of counsel, in form, substance and scope reasonably acceptable to the Company, that registration is not required under said Act or unless sold pursuant to Rule 144 under said Act.

     9. Independent Advisors. The Lender acknowledges that the Borrower has recommended that he obtain independent legal, tax and financial advice regarding this Loan Letter Agreement and each of the other Loan Documents, and that he has had an adequate opportunity to do so. The Lender further acknowledges that Woods Oviatt Gilman LLP, legal counsel for the Borrower, has not represented the Lender in this transaction in any respect whatsoever.

     11. Miscellaneous. This Loan Letter Agreement shall be governed by the internal laws of the State of New York. This Letter Agreement and each of the other Loan Documents referred to herein constitute the entire agreement between Borrower and Lender and they may not be amended or modified except by a writing signed by both parties. Any litigation between the Borrower and Lender shall be adjudicated in a court located in Monroe County, New York, and the parties hereto irrevocably agree to the exclusive jurisdiction and venue of such courts and waive any objection thereto.

     If you are in agreement with the foregoing, please sign in the space provided below.

                            [SIGNATURE PAGE FOLLOWS]

                                        -------------------------------
                                        James Riedman


Accept and Agreed:

Daniel Green Company

By:
   -------------------------
Name: Greg Tunney
Title: President
Dated: April 11, 2001

                                    EXHIBIT A


NEITHER THIS NOTE NOR THE CONVERSION SHARES ISSUABLE UPON CONVERSION HEREOF MAY BE RESOLD OR TRANSFERRED UNLESS SUCH RESALE OR TRANSFER IS EXEMPTED FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE SECURITIES LAWS, AND THE COMPANY RECEIVES, PRIOR TO RESALE OR
TRANSFER, WRITTEN REPRESENTATIONS OF THE HOLDER AND PROPOSED TRANSFEREE SATISFACTORY TO THE COMPANY REGARDING SUCH TRANSFER OR, AT THE ELECTION OF THE COMPANY, AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY TO THE EFFECT THAT THE PROPOSED TRANSFER OF THE NOTE OR THE CONVERSION SHARES, AS APPROPRIATE, MAY BE EFFECTED WITHOUT REGISTRATION UNDER THE SECURITIES ACT OR QUALIFICATION UNDER THE APPLICABLE STATE SECURITIES LAWS, OR THE RESALE OR TRANSFER OF THE CONVERSION SHARES IS REGISTERED UNDER THE SECURITIES ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

                    CONVERTIBLE SUBORDINATED PROMISSORY NOTE


$750,000.00                                                  Rochester, New York
                                                                  April 11, 2001

     For value received, DANIEL GREEN COMPANY, a Massachusetts corporation, promises to pay to the order of JAMES RIEDMAN, in lawful money of the United States, the principal sum of Seven Hundred Fifty Thousand Dollars ($750,000.00) together with interest as specified below, payable as follows:

     This Note is being issued pursuant to a certain loan letter agreement of even date herewith between the Company and the Holder (the "Letter Loan Agreement").

     1. Definitions. As used in this Note, the following terms, where used with an initial capital letter, have the following meanings:

          "Act" means the Securities Act of 1933, as amended.

          "Company" means Daniel Green Company, a Massachusetts corporation, and will also include its successors and assigns.

          "Corresponding Debt" means any other subordinated indebtedness of the Company that by its terms ranks on parity with this Note in dissolution and liquidation of the Company.

          "Equity Issuances" means the issuance by the Company of any common stock or other capital stock (other than Redeemable Preferred) after the date hereof for cash purchase price, whether in a private placement or a registered offering (including pursuant to a rights offering), but other than pursuant to the Company's stock option plans or pursuant to a transaction contemplated by Rule 145 of the Securities and Exchange Commission.

          "Holder" means James Riedman, or any person to whom this Note is subsequently properly transferred and who becomes a registered holder of this Note.

          "Maturity Date" means April 11, 2002.

          "M&T Maturity Date Conditions" means each of the following conditions:

               (a) on the Maturity Date or any date thereafter, the Company has $2,500,000 of availability under its $12,000,000 Revolving Credit
          Agreement dated March 30, 2000 (the "M&T Credit Agreement") with Manufacturers and Traders Trust Company ("M&T Bank");

               (b) the Company's ineligible accounts receivable under the M&T Credit Agreement shall not exceed 20% of the Company's total accounts receivable on a consolidated basis for thirty (30) consecutive days prior to the Maturity Date or any subsequent date on which the Note's principal is to be repaid;

               (c) the Company's eligible inventory as a percentage of the Company's borrowing base shall not exceed 30% of the outstanding borrowings under the M&T Credit Agreement's revolving line of credit for thirty (30) consecutive days prior to the Maturity Date or any subsequent date on which the Note's principal is to be repaid; and

               (d) no event of default shall exist and be continuing under the M&T Credit Agreement.

          "Quarterly Interest Payment Date" means March 31, June 30, September 30 and December 31.

          "Redeemable Preferred" means any capital stock which, pursuant to the terms of the Company's Articles of Incorporation, By-Laws or any agreement, is mandatorily redeemable by the Company under any circumstances.

          "Senior Debt" means (a) the principal of and unpaid interest on indebtedness (other than this Note) of the Company, or with respect to which the Company is a guarantor, (i) under the M&T Credit Agreement, as it may be amended or modified, (ii) for other money borrowed evidenced by bonds, notes or similar written obligations or (iii) indebtedness secured by property acquired by the Company subject to such indebtedness and for which the Company is directly or contingently liable, whether outstanding on the date of this Note or subsequently created, assumed or incurred, unless by the terms of the instrument creating or evidencing the indebtedness it is provided that such indebtedness is Corresponding Debt or is otherwise not superior in right of payment to this Note; and (b) any other indebtedness, liability or obligation, contingent or otherwise, of the Company or with respect to which the Company is a guarantor, which is created, assumed or incurred after the date of this Note and which, when created, assumed or incurred, is specifically designated by the Company as Senior Debt for the purpose of this Note in the instrument creating or evidencing such indebtedness, liability or obligation, or guaranty thereof; and (c) any refundings, renewals or extensions of any indebtedness, liability or obligation described in clauses (a) and (b) above. The term "Senior Debt" does not include any short-term account payable (payable within ninety (90) days or less of its creation) created or assumed by the Company in the ordinary course of its business in connection with the obtaining of materials or services.

          "Subordinated Debt Issuances" means any issuance of notes or other evidences of indebtedness by the Company pursuant to which the principal amount thereof is subordinated to the Senior Debt on terms and conditions that are materially the same as those which apply to this Note in Section 6 below (other than Corresponding Debt designated by the Company) or any issuances of Redeemable Preferred.

     2. Interest.

          (a) Prior to an Event of Default (as defined below), the unpaid principal balance under this Note shall accrue interest at 15% per annum until paid in full. Upon and during the continuance of an Event of Default, interest shall accrue on the unpaid principal balance of this Note at a rate of 2% per annum greater than the pre-Acceleration interest rate, until this Note is paid in full. Interest shall be computed on the basis of a three hundred sixty (360) day year for the actual number of days elapsed. In no event, however, shall the interest rate on this Note exceed the maximum rate allowed by law.

          (b) The Company shall pay accrued interest on the unpaid principal amount of this Note on each Quarterly Interest Payment Date, with the first such payment due on June 30, 2001 and each subsequent payment due on each successive Quarterly Interest Payment Date until this Note is paid in full. All accrued and unpaid principal shall also be due and payable on the Maturity Date or when this Note is otherwise paid in full.

     3. Principal Payments. This Note shall mature and be all due and payable on the Maturity Date. Unless Acceleration occurs as provided below, no principal payments shall be due or owing prior to the Maturity Date.

     4. Prepayment.

          (a) Optional Prepayments. Except as provided in Section 4(b) below, the Company may not prepay all or a portion of the principal balance hereunder at anytime unless (i) either (A) M&T Bank and the holders of a majority of the outstanding Senior Debt consent thereto in writing, or (B) the prepayment is made from the proceeds of an Equity Issuance or Subordinated Debt Issuance and, (ii) the Company first provides Holder with ten (10) days advance written notice of its intention to prepay an amount specified in such notice. In such event, the Company shall prepay the amount set forth in the prepayment notice and no other amount, and such prepayment shall occur on the date set forth in the notice, PROVIDED, HOWEVER, that the Lender shall have the right prior to the anticipated prepayment date set forth in the notice to exercise his conversion rights contained in Section 7 hereof and convert this Note into common stock, in which case the prepayment notice shall be of no further force or effect.

          (b) Mandatory Prepayments. In the event that the Company conducts a rights offering at any time, then within five (5) days after the issuance of any common stock pursuant thereto and the payment in full of any Corresponding Debt designated by the Company up to a maximum principal amount not to exceed $750,000, the Company shall make a mandatory prepayment of principal of this Note to the extent of the net cash proceeds received by the Company therefrom, less such amount as was previously applied to the Corresponding Debt, and before any such proceeds are applied to the payment of Senior Debt or any other debt of any kind.

          (c) Application of Payments. All such prepayments shall be made without premium or penalty and shall be applied to this Note first to fees and expenses due hereunder, then to accrued and unpaid interest.

     5. Security. This Note is secured by a security interest granted by Company to Holder pursuant to a General Security Agreement of even date herewith between such parties and designated holders of the Corresponding Debt (the "Security Agreement"). Payment of this Note is guaranteed by Penobscot Shoe Company (the "Guarantor") pursuant to a certain Guaranty of even date herewith (the "Guaranty").

     6. Subordination.

          (a) Generally. Payment of the principal of and interest on the indebtedness evidenced by this Note will be subordinate, and junior in right of payment, to the extent and in the manner stated in this Section 6, to the prior payment in full of all Senior Debt. The provisions of this
     Section 6 are intended solely for the purpose of defining the relative rights of the Holder and the holders of Senior Debt.

          (b) Payments. No payments shall be made with respect to this Note except for regularly scheduled payments of principal. Payment in full of this Note on or after the Maturity Date (other than pursuant to permitted or mandatory prepayments) shall be subject to satisfaction of the M&T Maturity Date Conditions. No principal payments shall be paid on the Maturity Date or thereafter until the M&T Maturity Date Conditions have been satisfied. If such conditions are not satisfied on the Maturity Date, then this Note shall be paid in full immediately upon such conditions thereafter being satisfied. The M&T Maturity Date Conditions shall not apply and the payment of the outstanding principal amount of this Note shall not be subject to the M&T Maturity Date Conditions on the Maturity Date unless M&T Bank holds Senior Debt on the Maturity Date.

          (c) Liquidation. Upon any full or partial payment or distribution of the assets of the Company upon any dissolution, winding up, total liquidation or reorganization of the

     Company (whether in bankruptcy, insolvency, reorganization or receivership proceedings, upon an assignment for the benefit of creditors or upon any other marshalling of the assets and liabilities of the Company):

               (i) All Senior Debt (including interest accruing on such Senior Debt after the date of filing of a petition or other action commencing any such proceeding) will first be paid in full before the Holder will be entitled to receive any payment or distribution of any character from or by the Company, whether in cash, securities or other property, on account of the principal of or interest on the indebtedness evidenced by this Note; and

               (ii) Any payment or distribution of assets of the Company of any character, whether in cash, securities or other property, on account of the principal of or interest on the indebtedness evidenced by this Note, which would, except for this Section 6, be payable or deliverable in respect of this Note, will be paid or delivered directly to the holders of the Senior Debt, until the Senior Debt is paid in full.

          (d) Default On Senior Debt. In the event and during the continuation of any default in respect of any Senior Debt, or under any agreement under which any Senior Debt was issued, continuing beyond the period of grace, if any, specified in such agreement, then unless and until such default is cured or waived or has ceased to exist or all the Senior Debt is paid in full and this subordination has been terminated pursuant to Section 6(k) below, then neither the Holder will take, demand, or receive, nor will the Company, make, give or permit, directly or indirectly, by setoff, redemption, purchase or in any other manner, any regularly scheduled or other payments of interest or principal under this Note or security for the whole or any part of this Subordinated Debt which is inconsistent with the provisions of this Section 6.

          (e) Standstill Restrictions. Unless and until the Senior Debt has been accelerated, the Holder will not assert, collect or enforce this Note or any part hereof or take any action to foreclose, realize or enforce this Note or any part hereof or any collateral security for, or guaranty of this Note, except pursuant to a mandatory prepayment pursuant to Section 4(b). Until the Senior Debt has been paid in full, Holder shall not have any right of subrogation, reimbursement, restitution, contribution or indemnity whatsoever from any assets of the Company or any guarantor of or provider of collateral security for the Senior Debt. Holder waives any and all rights with respect to marshalling.

          (f) Notice to Senior Debt Holders; Cross-Default. The Company agrees, for the benefit of the holders of Senior Debt, that in the event that this Note shall be declared due and payable because of an Event of Default hereunder, it will promptly give written notice thereof to the Holder or holders of all Senior Debt or to his or their representative or representatives. In the event that an Event of Default occurs hereunder, an event of default will be deemed to have occurred with respect to the Senior Debt by M&T Bank.

          (g) Impermissible Payments Received in Trust. In the event that, despite the provisions of this Section 6, any payment or distribution of assets of the Company of any character, whether in cash, securities or other property (other than shares of Common Stock issued upon conversion of this Note in accordance with Section 7 hereof of pursuant to a permitted optional or mandatory prepayment pursuant to Section 4), is received by the Holder before all Senior Debt is paid in full, such payment or distribution will be held in trust for the benefit of, and will be paid over or delivered to, the holders of such Senior Debt in the proportions in which they hold the same, until the Senior Debt is paid in full.

          (h) Nonimpairment. Nothing contained in this Note is intended to or will (i) impair, as between the Company, its creditors and the Holder, the obligation of the Company, which is absolute and unconditional, to pay to the Holder the principal of and interest on this Note, as and when the same becomes due and payable in accordance with its terms, or (ii) affect the relative rights of the Holder and other creditors of the Company other than the holders of Senior Debt. Except as provided in Section 6(e), nothing contained in this Note will prevent the Holder from exercising all remedies otherwise permitted by applicable law upon any default under this Note, subject to the rights, if any, under this Section 6, of the holders of the Senior Debt in respect of cash, securities or other property of the Company received upon exercise of any such remedy.

          (i) Continuing Rights Of Senior Debt. No right of any present or future holder of the Senior Debt to enforce subordination as provided in this Section 6 will at any time in any way be prejudiced or impaired by any act or failure to act, in good faith, by any such holder, or by any noncompliance by the Company with the terms, provisions and covenants of this Note, regardless of any knowledge thereof which any such holder may have or may be charged with having.

          (j) Changes in Senior Debt. Holder agrees that Company and any holder of Senior Debt may agree to increase the amount of, and to extend, renew and create additional Senior Debt or otherwise modify the terms of any Senior Debt, including, but not limited to, the waiver of defaults thereunder and the amendment of any of the terms or provisions thereof (or any instrument evidencing, creating, securing or guaranteeing the same) and any holder may grant extensions of the time of payment or performance and make compromises, (including non-perfection, compromises and releases of collateral and compromises and releases of guaranties), releases and settlements with Company and all other persons, in each case without the consent of the Holder and without affecting the provisions contained in this Section 6; provided, however, that nothing contained herein shall constitute a waiver of the right of the Company itself to agree or consent to a settlement or compromise of a claim which any holder of Senior Debt may have against the Company. No compromise, alteration, amendment, renewal, or other change of, or waiver, consent, or other action in respect of any liability or obligation under or in respect of, any terms, covenants, or conditions of the Senior Debt (or any instrument evidencing, creating, securing or guaranteeing the same), whether or not done in accordance with the provisions of the Senior Debt (or any instrument evidencing, creating securing or guaranteeing the same), will in any way alter or affect any of the provisions of this Section 6.

          (k) Effect of Subordination. Each holder of Senior Debt shall be a third party beneficiary of the provisions of this Section 6 and shall have the right to enforce such provisions against the Holder or any other party. No failure or delay on the part of holders of Senior Debt in the exercise of any power, right or privilege hereunder shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude any other or further exercise thereof or of any other power, right or privilege.

          (l) Undertaking. By its acceptance of this Note, the Holder and each other holder of this Note agrees to execute and deliver all such documents as may be reasonably requested from time to time by the Company or the holder of any Senior Debt in order to implement the subordination of this Note as contemplated in this Section 6.

          (m) Termination of Subordination. The provisions of this Section 6 shall continue in full force and effect, and the rights and/or obligations of the holders of any Senior Debt and the Company hereunder shall continue to be fully operative, until all of the Senior Debt shall have been paid and satisfied in full in cash and such full payment and satisfaction shall be final and not avoidable.

          (n) Modification or Sale of the Subordinated Debt. The Holder will not, at any time while this Section 6 is in effect: modify any of the terms of any of this Note or any of the documents evidencing or related to same; or sell, transfer, pledge, assign, hypothecate or otherwise dispose of this Note or any portion hereof to any person other than a person who agrees in a writing, satisfactory in form and substance to holders of all Senior Debt, to be bound by all of the obligations of the Holder hereunder.

          (o) Relative Rights of Holders of Senior Debt. If at any time there is more than one holder of Senior Debt, and an agreement exists among all such holders regarding the procedure by which the rights of such holders under this Section 6 are to be exercised, amended, waived, compromised or settled, then such procedure shall control. However, if no such agreement exists, then such rights will be so exercised, amended, waived, compromised or settled pursuant to a vote of the holders which hold a majority in principal amount of the then outstanding Senior Debt.

          (p)  Amendments.  No  amendment or  modification  of the terms of this
     Section 6 shall be effective against any holder of Senior Debt before or at the time of such amendment or modification unless such holder of Senior Debt so consents, in accordance with the term of instruments (if any) evidencing such indebtedness.

     7. Conversion.

          (a) Conversion Privilege. Subject to Section 7(b)(ii), this Note is convertible into shares of the Company's common stock, par value $2.50 per share (the "Common Stock"), at an initial conversion price of $3.68 per share (the "Conversion Price") at any time prior to the payment in full of this Note. The Conversion Price is subject to adjustment pursuant to
     Section 7(e) below.

          (b) Optional Conversion.

               (i) Subject to Section 7(b)(ii), the Holder shall have the right, exercisable at any time in accordance with the terms of this Section 7, to convert all or any portion of the principal balance under this Note into shares of Common Stock. In the case of optional conversion by the Holder pursuant to this Section 7(b), this Note must be surrendered and accompanied by a written conversion notice in the form attached hereto as Exhibit A (hereinafter referred to as the "Conversion Notice") delivered to the Company at its principal office during usual business hours.

               (ii) The Lender  shall be  entitled  to convert  this Note into a total of 157,221 shares of Common Stock (which number shall be subject to readjustment for any stock split, stock dividend or reclassification of the Common Stock) (the "10% CAP"). If, however, any Corresponding Debt designated by the Company up to a maximum principal amount not to exceed $750,000 is repaid prior to this Note being repaid at any time and at that time, the holder of any Corresponding Debt converted all of the principal amount of this Note into shares of Common Stock, then the 10% Cap hereunder shall be increased by the difference between the Corresponding Debt's 10% Cap and the number of shares of Common Stock into which the holder of such Corresponding Debt converted this Note, if any. The restriction in this Section 7(b)(ii) shall cease to apply if (A) the Company obtains approval of the Company's stockholders to issue shares of Common Stock in excess of the 20% limitation pursuant to Nasdaq Rule 4460 or (B) the Company provides the Lender with irrevocable written notice, based upon the advice of its counsel, that any such issuance of shares of Common Stock upon conversion of this Note is not subject to Nasdaq Rule 4460. The Company will use its best efforts promptly to obtain either the stockholder approval or the irrevocable notice described in the preceding sentence and to provide the Lender with a copy of same. Without limiting the foregoing, the Company shall solicit the aforementioned stockholder approval at the next stockholders meeting (for whatever purpose it may be called).

          (c) Conversion Shares. The shares of Common Stock issuable upon conversion of this Note pursuant to this Section 7 are referred to herein as the "Conversion Shares." The number of Conversion Shares shall be calculated by dividing the principal amount of this Note or portion hereof to be converted by the Conversion Price as adjusted from time to time as provided herein.

          (d) Issuance Of Common Stock. The conversion of this Note will be deemed to have been made at the close of business on the date on which this Note has been surrendered for conversion with the Conversion Notice duly executed (the "Conversion Date"). As of the Conversion Date, the rights of the Holder as a holder of this Note will cease and the Holder will be treated for all purposes as having become the record holder of the Conversion Shares as of such Conversion Date. No fractional shares will be issued upon the conversion of this Note, but, instead of any fraction of a share that would otherwise be issuable, the Company will deliver an amount of cash equal to such fraction multiplied by the then applicable Conversion Price.

          (e) Adjustment Of Conversion Price. The Conversion Price shall be subject to adjustment from time to time as follows:

               (i) In case the Company shall subdivide its outstanding shares of Common Stock into a greater number of shares at any time, the then applicable Conversion Price in effect immediately prior to such subdivision shall be proportionately reduced, and conversely, in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the then applicable Conversion Price in effect immediately prior to such combination shall be proportionately increased.

               (ii) If any capital reorganization or reclassification of the capital stock of the Company, or consolidation or merger of the Company with another corporation, or the sale of all or substantially all of its assets to another corporation shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, reclassification, consolidation, merger or sale, lawful and adequate provision shall be made whereby the Holder shall thereafter have the right to receive upon the terms and conditions specified herein and in lieu of the Conversion Shares immediately theretofore receivable upon the conversion of this Note, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number theretofore receivable upon the conversion of this Note had such reorganization, reclassification, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of the Holder to the end that the provisions hereof (including, without limitation, provisions for adjustments of the then applicable Conversion Price and of the number of securities receivable upon the conversion of this Note) shall thereafter be applicable, as nearly as may be practicable, in relation to any shares of stock, securities or assets thereafter receivable upon the conversion of this Note.

               (iii) In any case in which this Section 7(e) shall require that an adjustment shall become effective immediately after a record date for an event, and if the Holder should convert this Note after such record date and before the occurrence of such event, then the Company may defer until the occurrence of such event (A) issuing the additional shares of Common Stock issuable upon such conversion by reason of the adjustment required by such event over and above the shares issuable upon such conversion before giving effect to such adjustment and (B) paying to the Holder any amount of cash in lieu of a fractional share pursuant to Section 7(d) above.

               (iv) All calculations under this Section 7(e) shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

               (v) Upon any adjustment of the Conversion Price, then and in each such case, the Company shall give written notice thereof, by first-class mail, postage prepaid, addressed to the Holder, at the address of the Holder as shown on the books of the Company, which notice shall state the Conversion Price resulting from such adjustment and the increase or decrease, if any, in the number of Conversion Shares issuable upon conversion of this Note at such price, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

               (vi) The Company shall give the Holder five (5) days' written notice prior to the effective date of any of the events described in this Section 7(e).

          (f) Adjustment of Number of Shares. Upon each adjustment of the Conversion Price pursuant to Section 7(e), the number of Conversion Shares shall be adjusted by dividing the then unpaid principal amount hereof by the applicable per share Conversion Price in effect immediately following such adjustment.

          (g) Covenants of Company. The Company covenants that all of the Conversion Shares will, upon issuance, be duly authorized and issued, fully paid, nonassessable and free from all taxes, liens and charges with respect to the issue thereof. The Company further covenants that during the period within which this Note may be converted, the Company will at all times have authorized, and reserved free of preemptive or other rights for the purpose of issue, such number of shares of Conversion Shares as shall then be issuable upon conversion of this Note as herein provided.

          (h) No Registration. The Holder understands that neither the Note nor the Conversion Shares have been registered under the Act, or applicable securities laws, and the Note is (and the Conversion Shares will be) issued pursuant to exemptions from registration under the Act and the state securities laws. The Holder acknowledges that this Note, and the Conversion Shares if issued, must be held indefinitely unless exemptions from such registration are available. The Holder understands that this Note may not be sold or transferred by the Holder except pursuant to an effective registration statement under the Act and any applicable securities laws, or an opinion of counsel acceptable to the Company that such registration is not required.

     8. Consolidation, Merger, Sale Or Conveyance.

          (a) Generally. Nothing contained in this Note will prevent any consolidation or merger of the Company with or into any other corporation or corporations or successive consolidations or mergers in which the Company or its successor or successors is a party or parties, or will prevent any sale or conveyance of the property of the Company as an entirety or substantially as an entirety to any other corporation authorized to acquire and operate the same. However, the Company hereby covenants and agrees that any such consolidation, merger, sale or conveyance will be upon the condition that (i) immediately after such consolidation, merger, sale or conveyance the corporation (whether the Company or such other corporation) formed by or surviving any such consolidation or merger, or to which such sale or conveyance will have been made, will not be in default in the performance or observance of any of the terms, covenants and conditions of this Note to be kept or performed by the Company; and (ii) the corporation (whether the Company or such other corporation) formed by or surviving any such consolidation or merger, or to which such sale or conveyance will have been made, will expressly assume the due and punctual payment of the principal of this Note, according to the terms of this Note, and the faithful performance and observance of all of the covenants, conditions, and requirements of this Note to be performed by the Company by a supplemental instrument executed and delivered to the Holder by such corporation.

          (b) Release; Liability Of Successor Corporation. In case of any such consolidation, merger, sale or conveyance, and upon the assumption by any successor corporation pursuant to Section 8(a) above, such successor corporation will succeed to and be substituted for the Company, with the same effect as if it had been named in this Note in the Company's place, and the Company (including any intervening successor to the Company which has become obligated under this
     Note) will be relieved of any further obligation under this Note. All of the covenants, stipulations, promises, and agreements contained in this Note by or on behalf of the Company will bind its successors and assigns, whether so expressed or not.

     9. Events of Default.

          (a) Events of Defaults. Each of the following shall constitute an event of default under this Note (an "Event of Default"):

               (i) Failure of Company to make any payment to Holder under this Note within five (5) days after receipt of written notice from Holder of Company's failure to make such payment when due hereunder.

               (ii) Failure of the Company or the Guarantor to perform any obligation under any agreement entered into at any time with or in favor of Holder, under the Letter Loan Agreement, the Security Agreement, the Guaranty or a stock purchase option issued on even date herewith by Company to Holder (collectively, the "Loan Documents").

               (iii) Falsity of any representation or warranty contained in any of the Loan Documents.

               (iv) The occurrence of a default or event of default under the M&T Credit Agreement or any other loan agreement or any note, security agreement, guaranty or other instrument executed in connection therewith with any lender providing financing to Company at any time, including any Corresponding Debt.

               (v) Entry of a judgment and/or filing of a federal tax lien against either Company or the Guarantor and the failure to discharge or bond such judgment or lien or, in the case of a judgment, to have it stayed pending appeal within thirty (30) days from the entry thereof, or if such judgment shall be affirmed on appeal, failure to discharge such judgment within thirty (30) days from the entry of such affirmation.

               (vi) Commencement of a bankruptcy proceeding or an assignment for the benefit of creditors by or against either Company or the Guarantor, except that if the bankruptcy proceeding commenced is involuntary, it shall not be an Event of Default if the involuntary proceeding is dismissed within thirty (30) days of filing.

               (vii) Dissolution or failure of the Company to maintain itself as a corporation in good standing.

               (viii) The making by either Company or Guarantor of a bulk sale or other disposition of substantially all of their respective assets or the transfer by the Company of any significant portion of its assets.

               (ix) Insolvency (in the form of a negative net worth) of Company or the Guarantor.

               (x) Repossession of or the appointment of a receiver or custodian for any property of Company or the Guarantor if such receiver or custodian is not removed within thirty (30) days of appointment.

          (b) Acceleration. Upon the occurrence of an Event of Default, the Holder may declare the entire unpaid principal balance of this Note immediately due and payable, without notice, presentment, demand or protest of any kind, all of which are hereby waived by Company.

          (c) Collection Costs, etc. In the event this Note is referred to an attorney for collection, Company shall pay all of Holder's costs of collection, including all of Holder's reasonable attorneys' fees, incurred and to be incurred in connection with the enforcement and collection of this Note including, but not limited to, attorneys' fee incurred and to be incurred in any bankruptcy proceeding involving Company, if any, of this Note.

     10. Miscellaneous. This Note is governed by the internal laws of the State of New York law. This Note sets forth the entire terms of this Note and may not be modified or waived orally. Any litigation involving this Note shall be triable only in a court located in Monroe County, New York.

     This Note may not be modified or terminated orally.


                                       DANIEL GREEN COMPANY

                                       By:
                                          -----------------------------
                                       Name:  Greg Tunney
                                       Title:   President

                   EXHIBIT A TO CONVERTIBLE SUBORDINATED NOTE
                            FORM OF CONVERSION NOTICE


                                                     ____________, 20__

Daniel Green Company
450 North Main Street
Old Town, Maine 04468

Attention: President

     Pursuant to the terms of Section 8 of that certain Convertible Subordinated Note dated April 11, 2001 and issued by Daniel Green Company (the "Note"), notice is hereby given that the Holder elects to convert $_________ of the principal amount of the Note into shares of Common Stock (as defined in the Note). The originally issued Note accompanies this Conversion Notice and is surrendered by the Holder for conversion of the principal amount stated above in accordance with the terms of the Note.

     The shares of Common Stock issuable upon conversion of the Note (and, if applicable, a check for any amount payable in lieu of a fractional share interest and a replacement Note instrument in the principal amount of the Note that remains outstanding following the conversion effected hereby) shall be issued in the name of the Holder and forwarded to:


                                    __________________________________

                                    __________________________________

                                    __________________________________


                                                 THE HOLDER



                                                 By:_____________________
                                                 Name:
                                                 Title:

                                    EXHIBIT B

                               SECURITY AGREEMENT

     This SECURITY  AGREEMENT  (this  "Agreement") is dated as of April 11, 2001 and entered into by and between DANIEL GREEN COMPANY, a Massachusetts corporation (the "Company"), and PENOBSCOT SHOE COMPANY, a Maine corporation ("Penobscot" and, together with the Company, the "Grantors" and each, a "Grantor"), jointly and severally, and JAMES RIEDMAN ("Riedman"), as lender and agent ("Collateral Agent") for himself and for any lenders of indebtedness to the Company hereafter designated by the Company (provided the maximum principal amount of such indebtedness held by such other lenders does not exceed $750,000, together with Riedman, the "Lenders").

                             Preliminary Statements

     A. Pursuant to a certain loan letter agreement of date herewith between Grantor and Riedman (the "Letter Loan Agreement"), Riedman has made a $750,000 loan to Grantor which is evidenced by a $750,000 Convertible Subordinated Promissory Note executed by Grantor in favor of Riedman (the "Note").

     B. Payment of the Note is guaranteed by Penobscot pursuant to a Guaranty of even date herewith executed by Penobscot in favor of each Lender.

     C. Under the Letter Loan Agreement, it is a condition precedent to the Lenders making the above described loans (collectively, the "Loans") to Grantor that each Grantor shall have (i) granted the security interests contemplated by this Agreement in favor of Collateral Agent for the benefit of Lenders and (ii) undertaken the obligations contemplated by this Agreement.

                                   Provisions

     NOW, THEREFORE, in consideration of the premises and in order to induce Lenders to make the Loans contemplated under the Letter Loan agreement to Grantor and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Grantor hereby agrees with Collateral Agent as follows:

     Section 1. Grant Of Security. Each Grantor hereby assigns to Collateral Agent, and hereby grants to Collateral Agent a security interest in, subject to and subordinate in all respects to the first and prior security interest of Manufacturers and Traders Trust Company ("M&T Bank") therein, all of Grantor's right, title and interest in and to the following, in each case whether now or hereafter existing or in which Grantor now has or hereafter acquires an interest and wherever the same may be located (the "Collateral"):

          (a) All equipment now owned by Company or in which Company now has any interest, and all equipment hereafter acquired by Company or in which Company hereafter acquires any interest, together with substitutions, accessions, increases, parts, fittings and replacements thereof (the "Equipment").

          (b) All fixtures now owned by Company or in which Company now has any interest located at and/or attached to real property now owned, leased, used or occupied by Company or hereafter owned, leased, used or occupied by Company (including, without limitation, the real property specified in Exhibit A to this Security Agreement), and all fixtures hereafter acquired by Company or in which Company hereafter acquires any interest, which are subsequently located at and/or attached to any real property now or hereafter acquired, leased used or occupied by Company.

          (c) All inventory now owned by Company or in which Company now has any interest, and all inventory hereafter acquired by Company or in which Company hereafter acquires any interest, wherever located and whether in the actual or constructive possession of others, including, but not limited to, finished products, raw materials, work in process, materials used or consumed in Company's business, all additions thereto, and any goods returned or repossessed from Company's customers, as well as supplies, incidentals, packaging materials and all other items which contribute to the products sold, manufactured or processed by Company or to the sale, promotion or shipment thereof (the "Inventory").

          (d) All Company's accounts and accounts receivable, now in existence and all Company's accounts and accounts receivable hereafter arising ("Accounts").

          (e) All general intangibles now owned by Company, or in which Company now has any interest, and all general intangibles hereafter acquired by Company, or in which Company hereafter acquires any interest.

          (f) All investment property now owned by Company or in which Company now has any interest and all investment property hereafter acquired by Company or in which Company hereafter acquires any interest.

          (g) All instruments now owned by Company or in which Company now has any interest and all instruments hereafter acquired by Company or in which Company hereafter acquires any interest.

          (h) All chattel paper now owned by Company or in which Company now has any interest and all chattel paper hereafter acquired by company or in which Company hereafter acquires any interest.

          (i) All documents now owned by Company or in which Company now has any interest and all documents hereafter acquired by Company or in which Company hereafter acquires any interest.

          (j) All deposit accounts now owned by Company or in which Company now has any interest and all deposit accounts hereafter acquired by Company or in which Company hereafter acquires any interest.

          (k) All money now owned by Company or in which Company now has any interest and all money hereafter acquired by Company or in which Company hereafter acquires any interest.

All cash and non-cash proceeds of the items listed above, including but not limited to insurance proceeds, all of which are collectively referred to as "Proceeds". All of the property specified in "(a)" through "(k)" is collectively referred to as the "Collateral." For purposes of this Agreement, the term "proceeds" includes whatever is receivable or received when Collateral or proceeds are sold, exchanged, collected or otherwise disposed of, whether such disposition is voluntary or involuntary together with all other proceeds, products, rents and profits of or from any and all of the foregoing Collateral and, to the extent not otherwise included, all payments under insurance (whether or not Collateral Agent is the loss holder thereof), any indemnity, warranty or guaranty, payable by reason of loss or otherwise with respect to any of the foregoing Collateral.

     In addition to, and not by way of limitation of, the granting of a security interest in the Collateral, each Grantor hereby, effective upon the occurrence of an Event of Default (as hereinafter defined) and upon written notice from the Collateral Agent, grants, sells, conveys, transfers, assigns and sets over to the Collateral Agent , for the benefit of the Lenders, all of such Grantor's right, title and interest in and to any trademarks, trade names, copyrights and patents and technical processes in which it has an interest, the goodwill of the business symbolized by said trademarks, and all trademark, copyright and patent registrations. Each Grantor hereby assigns, transfers and conveys to the Collateral Agent for the benefit of the Lenders, effective upon the occurrence of any Event of Default, the nonexclusive right and license to use all trademarks, trade names, copyrights, patents or technical processes owned or used by such Grantor that relate to the Collateral and any other collateral granted by such Grantor as security for the Secured Obligations (as hereinafter defined), together with any goodwill associated therewith, all to the extent necessary to enable the Collateral Agent for the benefit of the Lenders to use, possess and realize on the Collateral and to enable any successor or assign to enjoy the benefits of the Collateral. This right and license shall inure to the benefit of all successors, assigns and transferees of the Collateral Agent for the benefit of the Lenders and its successors, assigns and transferees, whether by voluntary conveyance, operation of law, assignment, transfer, foreclosure, deed in lieu of foreclosure or otherwise. Such right and license is granted free of charge, without requirement that any monetary payment whatsoever be made to such Grantor.

     Section 2. Security For Obligations ;Subordination.

          (a) This Agreement secures, and the Collateral is collateral security for, the prompt payment or performance in full when due, whether at stated maturity, by required prepayment, declaration, acceleration, demand or otherwise (including the payment of amounts that would become due but for the operation of the automatic stay under Section 362(a) of the Bankruptcy Code, 11 U.S.C. ss.362(a)), of all obligations and liabilities of every nature of Grantor now or hereafter existing under or arising out of or in connection with the Notes, the Guarantees and all other agreements, instruments and documents executed by either Grantor in favor of any Lender in connection therewith and all extensions or renewals thereof, whether for principal, interest (including, without limitation, interest that, but for the filing of a petition in bankruptcy with respect to either Grantor, would accrue on such obligations), fees, expenses, indemnities or otherwise, whether voluntary or involuntary, direct or indirect, absolute or contingent, liquidated or unliquidated, whether or not jointly owed with others, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and all or any portion of such obligations or liabilities that are paid, to the extent all or any part of such payment is avoided or recovered directly or indirectly from Collateral Agent or any Lender as a preference, fraudulent transfer or otherwise and all obligations of every nature of the Grantors now or hereafter existing under this Agreement (all such obligations of the Grantors being the "Secured Obligations").

          (b) The Lenders hereby agree that all Liens that such Lenders may now have or hereafter acquire against any of the Collateral resulting from or relating to the Secured Obligations shall be subordinate and junior in all respects to the Liens against the property of the Grantors of M&T Bank regardless of the order or time as of which any Liens attach to any of the Collateral, the order or time of financing statement filings or any other filings or recordings, the order of time of granting of any such Liens, or the physical possession of any of the Collateral. The Lenders further agree that unless and until M&T Bank shall exercise its rights and remedies against the Collateral, the Lenders shall not, and they shall cause the Collateral Agent not exercise any of its remedies hereunder, including notifying Account debtors, foreclosing on any Collateral or commencing any action or other proceeding against either of the Grantors.

     Section 3. Grantors Remains Liable. Anything contained herein to the contrary notwithstanding, (a) Grantors shall remain liable under any contracts and agreements included in the Collateral, to the extent set forth therein, to perform all of its duties and obligations thereunder to the same extent as if this Agreement had not been executed, (b) the exercise by Collateral Agent of any of its rights hereunder shall not release either Grantor from any of its duties or obligations under the contracts and agreements included in the Collateral, and (c) Collateral Agent shall not have any obligation or liability under any contracts and agreements included in the Collateral by reason of this Agreement, nor shall Collateral Agent be obligated to perform any of the obligations or duties of Grantors thereunder or to take any action to collect or enforce any claim for payment assigned hereunder.

     Section 4. Representations And Warranties. Each Grantor represents and warrants as follows:

          (a) Ownership Of Collateral. Except for the security interest created by this Agreement or held by M&T Bank each Grantor owns, or with respect to Collateral acquired after the date hereof will own, the Collateral free and clear of any Lien.

          (b) Office Locations; Other Names. The chief place of business, the chief executive office and the office where each Grantor keeps its records regarding the Collateral and all originals of all chattel paper that evidence Collateral is, and has been for the four (4) month period preceding the date hereof, as set forth on Schedule B annexed hereto, neither Grantor has not in the past done, and does not now do, business under any other name (including any trade-name or fictitious business name) except as specified on Schedule B annexed hereto. All of the Equipment and Inventory is, as of the date hereof, located at the places specified in Schedule B annexed hereto.

          (c) Delivery Of Certain Collateral. All notes and other instruments (excluding checks) comprising any and all items of Collateral have been, or with respect to Collateral acquired after the date hereof and chattel paper requested by Collateral Agent pursuant to Section 5(a)(ii) will be, delivered to Collateral Agent duly endorsed and accompanied by duly executed instruments of transfer or assignment in blank.

          (d) Perfection. This Agreement, together with the filing of UCC financing statements describing the Collateral with the filing offices indicated on Schedule B annexed hereto, creates a valid, perfected and, first priority security interest in all Collateral in which a security interest may be perfected by the filing of a financing statement, securing the payment of the Secured Obligations.

     Section 5. Further Assurances.

          (a) Each Grantor agrees that from time to time, at the expense of such Grantor, Grantor will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that Collateral Agent may request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable Collateral Agent to exercise and enforce its rights and remedies hereunder with respect to any Collateral. Without limiting the generality of the foregoing, each Grantor will:

               (i) at the request of Collateral Agent, mark conspicuously each item of chattel paper included in the Accounts, , at the request of Collateral Agent, each of its records pertaining to the Collateral, with a legend, in form and substance satisfactory to Collateral Agent, indicating that such Collateral is subject to the security interest granted hereby,

               (ii) at the request of Collateral Agent, deliver and pledge to Collateral Agent hereunder all promissory notes and other instruments (including checks) and all original counterparts of chattel paper constituting Collateral, duly endorsed and accompanied by duly executed instruments of transfer or assignment, all in form and substance satisfactory to Collateral Agent,

               (iii) execute and file such financing or continuation statements, or amendments thereto, and such other instruments or notices, as may be necessary or desirable, or as Collateral Agent may request, in order to perfect and preserve the security interests granted or purported to be granted hereby,

               (iv) at any reasonable time, upon request by Collateral Agent, exhibit the Collateral to and allow inspection of the Collateral by Collateral Agent, or persons designated by Collateral Agent, and

               (v) at Collateral Agent's request, appear in and defend any action or proceeding that may affect such Grantor's title to or Collateral Agent's security interest in all or any part of the Collateral.

          (b) Each Grantor hereby authorizes Collateral Agent to file one or more financing or continuation statements, and amendments thereto, relative to all or any part of the Collateral without the signature of such Grantor. Each Grantor agrees that a carbon, photographic or other reproduction of this Agreement or of a financing statement signed by such Grantor shall be sufficient as a financing statement and may be filed as a financing statement in any and all jurisdictions.

          (c) Each Grantor will furnish to Collateral Agent from time to time statements and schedules further identifying and describing the Collateral and such other reports in connection with the Collateral as Collateral Agent may reasonably request, all in reasonable detail.

     Section 6. Certain Covenants Of Grantors. Grantors shall:

          (a) not use or permit any Collateral to be used unlawfully or in violation of any provision of this Agreement or any applicable statute, regulation or ordinance or any policy of insurance covering the Collateral;

          (b) notify Collateral Agent of any change in either Grantor's name, identity or corporate structure within fifteen (15) days of such change;

          (c) keep its chief place of business and chief executive office and the office where it keeps its records concerning the Collateral and all originals of all chattel paper that evidence Accounts at the location therefor specified in subsection 4(b) hereof, or, upon thirty (30) days prior written notice to Collateral Agent, at such other location in a jurisdiction where all action that may be necessary or desirable, or that Collateral Agent may request, in order to perfect and protect any security interest granted or purported to be granted hereby, or to enable Collateral Agent to exercise and enforce its rights and remedies hereunder, with respect to the Collateral shall have been taken. Each Grantor will hold and preserve such records and chattel paper and will permit representatives of Collateral Agent at any time during normal business hours to inspect and make abstracts from such records and chattel paper, and each Grantor agrees to render to Collateral Agent, at such Grantor's cost and expense, such clerical and other assistance as may be reasonably requested with regard thereto;

          (d) if Collateral Agent gives value to enable such Grantor to acquire rights in or the use of any Collateral, use such value for such purposes; and

          (e) pay promptly when due all property and other taxes, assessments and governmental charges or levies imposed upon, and all claims (including claims for labor, materials and supplies) against, the Collateral, except to the extent the validity thereof is being contested in good faith; provided that such Grantor shall in any event pay such taxes, assessments, charges, levies or claims not later than five (5) days prior to the date of any proposed sale under any judgement, writ or warrant of attachment entered or filed against either Grantor or any of the Collateral as a result of the failure to make such payment.

     Section 7. Special Covenants With Respect to Equipment and Inventory. Each Grantor shall:

          (a) keep the Equipment and Inventory at the places therefor specified on Schedule B annexed hereto or, upon thirty (30) days prior written notice to Lenders, at such other places in jurisdictions where all action that may be necessary or desirable, or that Lenders may request, in order to perfect and protect any security interest granted or purported to be granted hereby, or to enable Lenders to exercise and enforce its rights and remedies hereunder, with respect to such Equipment and Inventory shall have been taken;

          (b) cause the Equipment to be maintained and preserved in the same condition, repair and working order as when new, ordinary wear and tear excepted, and in accordance with such Grantor's past practices, and shall forthwith make or cause to be made all repairs, replacements and other improvements in connection therewith that are necessary or desirable to such end. Each Grantor shall promptly furnish to Lenders a statement respecting any material loss or material damage to any of the Equipment in excess of $20,000;

          (c) keep correct and accurate records of the Inventory, itemizing and describing the kind, type and quantity of Inventory, such Grantor's cost therefor and (where applicable) the current list prices for the Inventory;

          (d) if any Inventory is in possession or control of any of such Grantor's agents or processors, if the aggregate book value of all such Inventory exceeds $20,000, and in any event upon the occurrence of a default or an event of default under the Note, instruct such agent or processor to hold all such Inventory for the account of Lenders and subject to the instructions of Lenders; and

          (e) promptly upon the issuance and delivery to such Grantor of any Negotiable Document of Title, deliver such Negotiable Document of Title to Lenders.

     Section 8. Insurance. Each Grantor shall, at its own expense, maintain insurance with respect to the Equipment and Inventory in accordance with commercially sound business practices for similar companies in the Company's industry.

     Section 9. Special Covenants With Respect To Accounts.

          (a) Each Grantor shall, for not less than five (5) years from the date on which such Account arose, maintain (i) complete records of each Account, including records of all payments received and credits granted, and (ii) all documentation relating thereto.

          (b) Except as otherwise provided in this subsection (b), Grantors shall continue to collect, at its own expense, all amounts due or to become due to Grantors under the Accounts. In connection with such collections, Grantors may take such action as Grantors may deem necessary or advisable to enforce collection of amounts due or to become due under the Accounts; provided, however, that Collateral Agent shall have the right at any time, upon the occurrence and during the continuation of an Event of Default and upon written notice to Grantors of its intention to do so, to notify the account debtors or obligors under any Accounts of the assignment of such Accounts to Collateral Agent and to direct such account debtors or obligors to make payment of all amounts due or to become due to Grantors thereunder directly to Collateral Agent, to notify each Person maintaining a lockbox or similar arrangement to which account debtors or obligors under any Accounts have been directed to make payment to remit all amounts representing collections on checks and other payment items from time to time sent to or deposited in such lockbox or other arrangement directly to Collateral Agent and, upon such notification and at the expense of Grantors, to enforce collection of any such Accounts and to adjust, settle or compromise the amount or payment thereof, in the same manner and to the same extent as Grantors might have done. After receipt by Grantors of the notice from Collateral Agent referred to in the proviso to the preceding sentence, (i) all amounts and proceeds (including checks and other instruments) received by Grantors in respect of the Accounts shall be received in trust for the benefit of Collateral Agent hereunder, shall be segregated from other funds of Grantors and shall be forthwith paid over or delivered to Collateral Agent in the same form as so received (with any necessary endorsement) to be held as cash Collateral and applied as provided by Section 16, and (ii) Grantors shall not adjust, settle or compromise the amount or payment of any Account, or release wholly or partly any account debtor or obligor thereof, or allow any credit or discount thereon.

     Section 10. Transfers And Other Liens. Grantors shall not:

          (a) sell, assign (by operation of law or otherwise) or otherwise dispose of any of the Collateral; or

          (b) except for the security interest created by this Agreement, create or suffer to exist any Lien upon or with respect to any of the Collateral to secure the indebtedness of other obligations of any Person.

     Section 11. Collateral Agent Appointed Attorney-In-Fact. Grantors hereby irrevocably appoints Collateral Agent as s' attorney-in-fact, with full authority in the place and stead of Grantors and in the name of Grantors, Collateral Agent or otherwise, from time to time in Collateral Agent's discretion to take any action and to execute any instrument that Collateral Agent may deem necessary or advisable to accomplish the purposes of this Agreement, including, without limitation:

          (a) upon the occurrence and during the continuation of an Event of Default, to ask for, demand, collect, sue for, recover, compound, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral;

          (b) upon the occurrence and during the continuation of an Event of Default, to receive, endorse and collect any drafts or other instruments, documents and chattel paper in connection with clause (a) above;

          (c) upon the occurrence and during the continuation of an Event of Default, to file any claims or take any action or institute any proceedings that Collateral Agent may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of Collateral Agent with respect to any of the Collateral;

          (d) to pay or discharge taxes or Liens (other than Liens permitted under this Agreement) levied or placed upon or threatened against the Collateral, the legality or validity thereof and the amounts necessary to discharge the same to be determined by Collateral Agent in its sole discretion, any such payments made by Collateral Agent to become obligations of Grantors to Collateral Agent, due and payable immediately without demand;

          (e) upon the occurrence and during the continuation of an Event of Default, to sign and endorse any invoices, drafts against debtors, assignments, verifications and notices in connection with the Accounts and other documents relating to the Collateral;

          (f) upon the occurrence and during the continuation of an Event of Default, generally to sell, transfer, pledge, make any agreement with respect to or otherwise deal with any of the Collateral as fully and completely as though Collateral Agent were the absolute owner thereof for all purposes, and to do, at Collateral Agent's option and Grantors' expense, at any time or from time to time, all acts and things that Collateral Agent deems necessary to protect, preserve or realize upon the Collateral and Collateral Agent's security interest therein in order to effect the intent of this Agreement, all as fully and effectively as Grantors might do.

     Section 12. Collateral Agent May Perform. If Grantors fail to perform any agreement contained herein, Collateral Agent may itself perform, or cause performance of, such agreement, and the expenses of Collateral Agent incurred in connection therewith shall be payable by Grantors under Section 14(b).

     Section 13. Standard Of Care.

          (a) The powers conferred on Collateral Agent hereunder are solely to protect its interest in the Collateral and shall not impose any duty upon it to exercise any such powers. Except for the exercise of reasonable care in the custody of any Collateral in its possession and the accounting for moneys actually received by it hereunder, Collateral Agent shall have no duty as to any Collateral or as to the taking of any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral. Collateral Agent shall be deemed to have exercised reasonable care in the custody and preservation of Collateral in its possession if such Collateral is accorded treatment substantially equal to that which Collateral Agent accords its own property.

          (b) Neither Collateral Agent nor any Lender shall be liable to Grantors (i) or any loss or damage sustained by it, or (ii) for any loss, damage, depreciation or other diminution in the value of any of the Collateral that may occur as a result of, in connection with or that is an any way related to (A) any exercise by Collateral Agent or any Lender of any right or remedy under this Agreement or (B) any other act of or failure to act by Collateral Agent or any Lender, except to the extent that the same shall be determined by a final judgment of a court of competent jurisdiction that is final and not subject to review on appeal, to be the result of acts or omissions on the part of Collateral Agent or such Lender constituting gross negligence or willful misconduct.

          (c) NO CLAIM MAY BE MADE BY GRANTORS AGAINST COLLATERAL AGENT, ANY LENDER OR THEIR RESPECTIVE AFFILIATES, DIRECTORS, OFFICERS, EMPLOYEES, ATTORNEYS OR AGENTS FOR ANY SPECIAL, INDIRECT, OR CONSEQUENTIAL DAMAGES IN RESPECT OF ANY BREACH OR WRONGFUL CONDUCT (WHETHER THE CLAIM THEREFOR IS BASED ON CONTRACT, TORT OR DUTY IMPOSED BY LAW) IN CONNECTION WITH, ARISING OUT OF OR IN ANY WAY RELATED TO THE TRANSACTIONS CONTEMPLATED AND RELATIONSHIP ESTABLISHED BY THIS AGREEMENT, OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH; AND GRANTORS HEREBY WAIVES, RELEASES AND AGREES NOT TO SUE UPON ANY SUCH CLAIM FOR ANY SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.

     Section 14. Remedies. If any Event of Default shall have occurred and be continuing, Collateral Agent may exercise in respect of the Collateral, in addition to all other rights and remedies provided for herein or otherwise available to it, all the rights and remedies of a Lenders on default under the Uniform Commercial Code as in effect in any relevant jurisdiction (the "Code") (whether or not the Code applies to the affected Collateral), and also may (i) require Grantors to, and Grantors hereby agrees that it will at its expense and upon request of Collateral Agent forthwith, assemble all or part of the Collateral as directed by Collateral Agent and make it available to Collateral Agent at a place to be designated by Collateral Agent that is reasonably convenient to both parties, (ii) enter onto the property where any Collateral is located and take possession thereof with or without judicial process, (iii) prior to the disposition of the Collateral, store or process, the Collateral or otherwise prepare the Collateral for disposition in any manner to the extent Collateral Agent deems appropriate, (iv) take possession of Grantor' premises or place custodians in exclusive control thereof, remain on such premises and use the same and any of Grantor' equipment for the purpose of taking any actions described in the preceding clause (iii) and collecting any Secured Obligation, and (v) without notice except as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any of Collateral Agent's offices or elsewhere, for cash, on credit or for future delivery, at such time or times and at such price or prices and upon such other terms as Collateral Agent may deem commercially reasonable. Collateral Agent or any Lender may be the purchaser of any or all of the Collateral at any such sale and Collateral Agent, as agent for and representative of Lenders (but not any Lender or Lenders in its or their respective individual capacities unless Requisite Lenders shall otherwise agree in writing), shall be entitled, for the purpose of bidding and making settlement or payment of the purchase price for all or any portion of the Collateral sold at any such public sale, to use and apply any of the Secured Obligations as a credit on account of the purchase price for any Collateral payable by Collateral Agent at such sale. Each purchaser at any such sale shall hold the property sold absolutely free from any claim or right on the part of Grantors, and Grantors hereby waives (to the extent permitted by applicable law) all rights of redemption, stay and/or appraisal which it now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted. Grantors agree that, to the extent notice of sale shall be required by law, at least ten (10) days notice to Grantors of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. Collateral Agent shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. Collateral Agent may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned. Grantors hereby waives any claims against Collateral Agent arising by reason of the fact that the price at which any Collateral may have been sold at such a private sale was less than the price which might have been obtained at a public sale, even if Collateral Agent accepts the first offer received and does not offer such Collateral to more than one offeree. If the proceeds of any sale or other disposition of the Collateral are insufficient to pay all the Secured Obligations (other than inchoate indemnification obligations with respect to claims, losses or liabilities which have not yet arisen), Grantors shall be liable for the deficiency and the fees of any attorneys employed by Collateral Agent to collect such deficiency.

     Section 15. Application Of Proceeds. Except as expressly provided elsewhere in this Agreement, all proceeds received by Collateral Agent in respect of any sale of, collection from, or other realization upon all or any part of the Collateral shall be applied to the payment of the unpaid principal and accrued interest owed under the Notes on a pro rata basis according to the amount so owed and such amount shall be delivered by the Collateral Agent to the Lenders.

     Section 16. Indemnity And Expenses.

          (a) Grantors agree to indemnify Collateral Agent and each Lender from and against any and all claims, losses and liabilities in any way relating to, growing out of or resulting from this Agreement and the transactions contemplated hereby (including, without limitation, enforcement of this Agreement), except to the extent such claims, losses or liabilities result from Collateral Agent's or such Lender's gross negligence or willful misconduct as finally determined by a court of competent jurisdiction.

          (b) Grantors shall pay to Collateral Agent upon demand the amount of any and all costs and expenses, including the reasonable fees and expenses of his counsel and of any experts and agents, that Collateral Agent may incur in connection with (i) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Collateral, (ii) the exercise or enforcement of any of the rights of Collateral Agent hereunder, or (iii) the failure by Grantors to perform or observe any of the provisions hereof.

          (c) The obligations of Grantors under this Section 16 shall survive the termination of this Agreement and the discharge of Grantors other obligations under this Agreement.

     Section 17. Continuing Security Interest; Transfer Of Notes. This Agreement shall create a continuing security interest in the Collateral and shall (a) remain in full force and effect until the payment in full of the Secured Obligations (other than inchoate indemnification obligations with respect to claims, losses or liabilities which have not yet arisen) and the cancellation or termination of the Commitments, (b) be binding upon Grantors, its successors and assigns, and (c) inure, together with the rights and remedies of Collateral Agent hereunder, to the benefit of Collateral Agent and his successors, transferees and assigns. Without limiting the generality of the foregoing clause any Lender may assign or otherwise transfer any Loans held by it to any other Person, and such other Person shall thereupon become vested with all the benefits in respect thereof granted to Lenders herein or otherwise. Upon the payment in full of all Secured Obligations (other than inchoate indemnification obligations with respect to claims, losses or liabilities which have not yet arisen) and the cancellation or termination of the Commitments, the security interest granted hereby shall terminate and all rights to the Collateral shall revert to Grantors. Upon any such termination Collateral Agent will, at Grantors' expense, execute and deliver to Grantors such documents as Grantors shall reasonably request to evidence such termination.

     Section 18. Collateral Agent.

          (a) Collateral Agent has been appointed to act as Collateral Agent hereunder by Lenders. Collateral Agent shall be obligated, and shall have the right hereunder, to make demands, to give notices, to exercise or refrain from exercising any rights, and to take or refrain from taking any action (including, without limitation, the release or substitution of Collateral), solely in accordance with this Agreement.

          (b) Collateral Agent shall at all times be the same Person that is Collateral Agent unless and until the Collateral Agent dies or resigns. In such event the Collateral Agent or his legal representative shall appoint a successor Collateral Agent. Upon the acceptance of any appointment as Collateral Agent by a successor Collateral Agent, that successor Collateral Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Collateral Agent under this Agreement, and the retiring or removed Collateral Agent under this Agreement shall promptly (i) transfer to such successor Collateral Agent all sums, securities and other items of Collateral held hereunder, together with all records and other documents necessary or appropriate in connection with the performance of the duties of the successor Collateral Agent under this Agreement, and (ii) execute and deliver to such successor Collateral Agent such amendments to financing statements, and take such other actions, as may be necessary or appropriate in connection with the assignment to such successor Collateral Agent of the security interests created hereunder, whereupon such retiring or removed Collateral Agent shall be discharged from its duties and obligations under this Agreement. After any retiring or removed Collateral Agent's resignation or removal hereunder as Collateral Agent, the provisions of this Agreement shall inure to its benefit as to any actions taken or omitted to be taken by it under this Agreement while it was Collateral Agent hereunder.

     Section 19. Amendments; Etc. No amendment, modification, termination or waiver of any provision of this Agreement, and no consent to any departure by Grantors therefrom, shall in any event be effective unless the same shall be in writing and signed by Collateral Agent and, in the case of any such amendment or modification, by Grantors. Any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given.

     Section 20. Notices. Any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, telexed or sent by facsimile or United

States mail or courier and shall be deemed to have been given when delivered in person or by courier service, upon receipt of facsimile or telex (with received answer back), or three (3) business days after depositing it in the United States mail with postage prepaid and properly addressed; provided that notices to Collateral Agent shall not be effective until received. For purposes hereof the address of each party set forth in the beginning of this Agreement shall be such address or such other address as shall be designated by such party in a written notice delivered to the other party hereto.

     Section 21. Severability. In case any provision in or obligation under this Agreement shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

     Section 22. Headings. Section and subsection headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.

     Section 23. Governing Law; Terms. THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK (INCLUDING, WITHOUT LIMITATION, SECTION 5-1401 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW YORK), WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES, EXCEPT TO THE EXTENT THAT THE CODE PROVIDES THAT THE PERFECTION OF THE SECURITY INTEREST HEREUNDER, OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF NEW YORK. Unless otherwise defined herein , terms used in Articles 8 and 9 of the Uniform Commercial Code in the State of New York are used herein as therein defined.

     Section 24. Counterparts. This Agreement may be executed in one or more counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

                          REMAINDER OF PAGE LEFT BLANK
                                       ***
                             SIGNATURE PAGE FOLLOWS

     IN WITNESS WHEREOF, Grantors and Collateral Agent have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

                                         DANIEL GREEN COMPANY

                                         By:
                                            --------------------------------
                                         Name:  Greg Tunney
                                         Title:   President

         ACCEPTED AND AGREED



         -----------------------------
         James R. Riedman, as Collateral Agent and Lender
         Date: April 11, 2001

                                    EXHIBIT C

                               CONTINUING GUARANTY


     This CONTINUING GUARANTY (this "Guaranty"), dated as of ______, 2001 is executed by PENOBSCOT SHOE COMPANY, a Maine corporation (the "Guarantor"), in favor of JAMES RIEDMAN (the "Lender").

                             Preliminary Statement:

     WHEREAS, the Guarantor is a wholly-owned subsidiary of Daniel Green Company (the "Borrower");

     WHEREAS, as a condition to the Lender making a $750,000 loan to the Borrower, the Guarantor is required to execute and deliver this Guaranty; and

     WHEREAS, Guarantor acknowledges that it will benefit from such loan;

                                   Provisions:

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, Guarantor hereby agrees as follows:

                                    ARTICLE I
                                   DEFINITIONS

     1.1 Certain Terms. The following terms (whether or not underscored) when used in this Guaranty shall, except where the context otherwise requires, have the following meanings (such definitions to be equally applicable to the singular and plural forms thereof):

          "Default" shall mean any Event of Default or event or conditions which, with notice or lapse of time or both, would constitute an Event of Default.

          "Event of Default" shall have the meaning given thereto in the Note.

          "Note" shall mean the $750,000 Convertible Subordinated Promissory Note of even date herewith executed by Borrower in favor of Lender.

                                   ARTICLE II
                                    GUARANTY

     2.1 Guaranty of Payment. The Guarantor, hereby absolutely, unconditionally and irrevocably:

          (a) guarantees the full and prompt payment and performance when due, whether by required payment, voluntary prepayment, declaration, acceleration or otherwise, and at all times thereafter of all of the monetary obligations of Borrower under the Note and each other Instrument executed and delivered pursuant thereto or in connection therewith (the "Liabilities"); and

          (b) agrees to reimburse Lender for all costs and expenses, including, without limitation, reasonable attorneys' fees and disbursements, which Lender expends or incurs in collecting or compromising any obligation referred to in clause (a) and in enforcing this Guaranty, whether or not suit is filed, expressly including, without limitation, all costs, expenses, reasonable attorneys' fees and other charges incurred by such Person in connection with any insolvency, bankruptcy, reorganization, liquidation, dissolution, arrangement or other similar proceedings involving the Guarantor which in any way affect the exercise by such Person of its rights, powers, remedies and privileges with respect to this Guaranty or the outstanding principal amount of the Note.

     2.2 Obligations Absolute, Unconditional, Etc. The Guarantor agrees that its obligations hereunder shall be absolute, unconditional and irrevocable, irrespective of the genuineness, validity, legality or enforceability of the Liabilities, the Note, or any other instrument executed or to be executed in connection with the Note, or any other instrument or collateral relating to or securing the payment, performance or observance thereof or any other circumstance which could otherwise constitute a legal or equitable discharge of a surety or guarantor, and Lender may proceed to enforce this Guaranty without pursuing or collecting a judgment against any other Person (including, without limitation, the Guarantor), without resorting to or enforcing any other collateral or security and without any other action whatsoever. The Lender shall not have any obligation to protect, secure, perfect or insure any collateral security document or property subject thereto at any time held as security for the Liabilities or this Guaranty. The Guarantor hereby absolutely, unconditionally and irrevocably waives and agrees not to assert or take advantage of:

          (a) any right to require Lender to proceed against Borrower or any other Obligor or any other Person, or to proceed against or exhaust any other security or collateral for the payment, performance or observance of the Liabilities, or to pursue any other remedy whatsoever before proceeding against the Guarantor hereunder;

          (b) any defense that may arise by reason of the incapacity, lack of authority, death or disability of any Person, or the failure of Lender to file or enforce a claim against any estate (in administration, bankruptcy or any other proceedings) of any Person;

          (c) any defense based upon an election of remedies by Lender, including, without limitation, an election to proceed by non-judicial rather than judicial foreclosure, which destroys or impairs any right of subrogation of the Guarantor or the right of the Guarantor to proceed against Borrower or any other Person for reimbursement or both;

          (d) any other defense of Borrower, or the cessation of the liability of Borrower for any cause whatsoever, with respect to any Liability;

          (e) any other defense of any kind, whether now existing or arising hereafter, of the Guarantor to any action, suit or judicial or legal proceeding that may be instituted with respect to this Guaranty;

          (f) presentment, demand, protest and notice of any kind, including, without limitation, notice of the creation or non-payment or non-performance of all or any of the Liabilities, notice of dishonor or protest, notice of acceptance by Lender of this Agreement, notice of the existence, creation or incurrence of any new or additional indebtedness, obligation or other liability, and notice of action or non-action on the part of Lender, Borrower or the Guarantor or any other Obligor or other Person in connection with the Liabilities or otherwise; and

          (g) any duty on the part of Lender or other Person to disclose to the Guarantor any facts or information any such Person may now or hereafter know or possess regarding Borrower, the Liabilities or any other matter whatsoever, regardless of whether such Person has reason to believe that such facts or other information may materially increase the risk which the Guarantor intends to assume or has reason to believe that such facts or other information are unknown to the Guarantor or has a reasonable opportunity to communicate such facts or other information, it being understood and agreed that the Guarantor is fully and solely responsible for being and keeping informed of the financial condition of Borrower and of all other circumstances bearing on the risk of non-payment, non-performance or non-observance of any Liability. This Guaranty shall in all respects be a continuing, absolute, unconditional and irrevocable Guaranty of payment, and shall remain in full force and effect until all Liabilities have been fully paid, and may not be amended, modified or supplemented except in accordance with the Note. This Guaranty shall continue to be effective, or to be reinstated, as the case may be, if at any time any payment, in whole or in part, of any Liability is rescinded or must otherwise be restored or returned by Lender upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Guarantor or Borrower, or upon or as a result of the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Guarantor or Borrower or any part of either of its property, or otherwise, all as though such payments had never been made. If any Default shall at any time have occurred and be continuing and acceleration of the Notes shall at any time be prevented by reason of the pendency against Borrower of a case or proceeding under a bankruptcy or insolvency law, the Guarantor agrees that, for purposes of this Guaranty and its obligations hereunder, the maturity of such principal amount shall be deemed to have been accelerated with the same effect as if the holder of the Note had accelerated the same in accordance with the terms thereof, and the Guarantor shall, to the extent it constitutes Liabilities, forthwith pay such principal amount and interest (if any) thereon and other Liabilities without further notice of demand.

     2.3 Waiver of All Defenses. Lender may, from time to time, in its sole discretion and without notice to the Guarantor, take any or all of the following actions, all without in any way diminishing, impairing, releasing or affecting the liability or obligations of the Guarantor under or with respect to this Guaranty, and the Guarantor hereby irrevocably consents to any or all of the following actions by Lender or any holder of the Note:

          (a) retain or obtain a Security Interest in any property to secure any of the Liabilities or any obligation hereunder;

          (b) retain or obtain the primary or secondary obligations of any obligor or obligors, in addition to the Guarantor and the other Obligors, with respect to any of the Liabilities;

          (c) extend or renew for one or more periods (whether or not longer than the original period), or alter or exchange, any of the Liabilities, or release or compromise any obligation of the Guarantor hereunder or any obligation of any nature of any other Obligor or any other Person with respect to any of the Liabilities or amend or modify in any respect the Note or any Instrument executed pursuant thereto;

          (d) waive, modify, subordinate, compromise or release its Security Interest in, or surrender, release or permit any substitution or exchange for, all or any part of any property securing any of the Liabilities or any obligation hereunder, or extend or renew for one or more periods (whether or not longer than the original period) or waive, release, subordinate, compromise, modify, alter or exchange any guaranty or other obligations of any nature of any obligor with respect to any such property; and

          (e) resort to the Guarantor for payment of any of the Liabilities, whether or not Lender shall have resorted to or exhausted any other remedy or any other security or collateral for any obligation hereunder or shall have proceeded against Borrower or any other Obligor or other Person primarily or secondarily obligated with respect to any of the Liabilities. The Guarantor absolutely, unconditionally and irrevocably agrees that, as long as any Liabilities have not been paid in full, the Guarantor shall not have and shall not enforce any right of subrogation, and the Guarantor waives any right to enforce any remedy which Lender or the holder of any Note now has or may hereafter have against Borrower or any other Person hereunder or pursuant hereto or under or pursuant to the Note or any other Instrument executed or to be executed pursuant hereto or thereto, and any benefit of, and any right to participate in, any security for the Liabilities now or hereafter held by Lender or the holder of any Note. The Guarantor absolutely, unconditionally and irrevocably agrees that the liability of the Guarantor hereunder, and the remedies for the enforcement of such liability, shall in no way be diminished or affected by:

          (f) the release or discharge of Borrower or any other Obligor or any other Person responsible for the payment, performance or observance of any Liability in any creditors' receivership, bankruptcy, reorganization, insolvency or other proceeding;

          (g) the rejection or disaffirmance in any such proceeding of any Instrument evidencing, securing, or executed in connection with, the Liabilities; or

          (h) the impairment, limitation or modification of the Liabilities resulting from the operation of any present or future provision of the federal bankruptcy code or any other statute or law of any kind or from the decision or order of any court. The Guarantor absolutely, unconditionally and irrevocably further agrees that:

          (i) the creation from time to time of Liabilities, including, without limitation, the making of Loans to Borrower, and the application or allocation of amounts received by Lender or any other Person to the payment of such Liabilities, and the creation, existence or enforcement from time to time of any security for the Liabilities, and the application and allocation of the proceeds of such security, shall in no way affect or impair the rights, remedies, powers and privileges of Lender or the holder of any Note or the obligation of the Guarantor under this Guaranty; and

          (j) any amounts received by Lender from whatsoever source on account of the Liabilities may be applied by it toward the payment of such of the Liabilities and in such order of application as Lender may in his sole discretion determine. The Guarantor hereby expressly waives notice of the creation of the Liabilities and all diligence in collection or protection of or realization upon the Liabilities or any thereof, any obligation hereunder, or any security for or guaranty of any of the foregoing.

     2.4 Payment, Etc. by the Guarantor. The Guarantor hereby unconditionally covenants and agrees that:

          (a) in the event Borrower shall fail to duly and punctually pay any Liability on the date on which such payment is due (whether at scheduled maturity, by acceleration or otherwise); or

          (b) upon the occurrence of any other Event of Default;

the Guarantor will, within five (5) Business Days after the receipt of written notice from Lender demanding payment of either the amount of the Liability which Borrower has failed to pay (in the case of a demand arising out of an event described in clause (a)) or up to the entire unpaid amount of the Liabilities (in the case of an event described in clause (b)), pay the entire amount of Liabilities demanded to Lender at such address as he may direct in immediately available funds. If the Guarantor fails to pay any such amount, Lender may institute any action or proceeding, and make, obtain and enforce a judgment or final decree, against the Guarantor and collect in the manner provided by law or in equity out of such Guarantor's property, wherever situated, all amounts adjudged or decreed to be payable. The Guarantor making any payment hereunder shall also be entitled to a right of subrogation in respect of such payment from Borrower; provided, however, that so long as the Liabilities remain outstanding, all rights of the Guarantor against Borrower, by way of right of subrogation or otherwise, shall in all respects, as provided in the second paragraph of Section 2.3, be subordinate and junior in right of payment to the prior satisfaction in full of the Liabilities and no payment in satisfaction of such right of subrogation shall be made by Borrower, or demanded or claimed by the Guarantor, until such prior satisfaction in full of the Liabilities.

                                   ARTICLE III
                                  SUBORDINATION

     3.1 Subordination. Guarantor and Lender, agree that the following subordination provisions in this Article III are for the benefit of the holders of the Senior Debt (as defined in the Note) the payment of the Liabilities by the Guarantor is and shall be subordinated, to the extent and in the manner that payments under the Note are subordinated and the Guarantor shall not be permitted to make any payment of the Liabilities except to the extent and subject to the conditions contained in the Note.

     3.2 Effect of Subordination. Each holder of Senior Debt shall be a third party beneficiary of the provisions of this Article III and shall have the right to enforce such provisions against the Holder or any other party. The provisions of this Article III are solely for the purpose of defining the relative rights of the holders of Senior Debt on the one hand, and the holder of this Note on the other hand, as against the Company. Subject to the rights, if any, of the holders of Senior Debt under this Article III, nothing contained in this Article III shall impair, as between the Company and Holder, the obligation of the Company, subject to the terms and conditions hereof, to pay to the Holder or such holder the principal hereof and interest hereon as and when the same become due and payable, or shall prevent the Holder, upon default hereunder, from exercising all rights, powers and remedies otherwise provided herein or by applicable law.

     3.3 Termination of Subordination. The provisions of this Article III shall continue in full force and effect, and the rights and/or obligations of the holders of any Senior Debt and the Company hereunder shall continue to be fully operative, until all of the Senior Debt shall have been paid and satisfied in full in cash and such full payment and satisfaction shall be final and not avoidable.

     3.4 Modification or Sale of the Subordinated Debt. The Lender will not, at any time while this Article III is in effect: modify any of the terms of any of this Guaranty or any of the documents evidencing or related to same; or sell, transfer, pledge, assign, hypothecate or otherwise dispose of this Guaranty or any portion hereof to any person other than a person who agrees in a writing, satisfactory in form and substance to holders of all Senior Debt, to be bound by all of the obligations of the Lender hereunder.

     3.5 Relative Rights of Holders of Senior Debt. If at any time there is more than one holder of Senior Debt, and an agreement exists among all such holders regarding the procedure by which the rights of such holders under this Article III are to be exercised, amended, waived, compromised or settled, then such procedure shall control. However, if no such agreement exists, then such rights will be so exercised, amended, waived, compromised or settled pursuant to a vote of the holders which hold a majority in principal amount of the then outstanding Senior Debt.

     3.6 Amendments. No amendment or modification of the terms of this Article III shall be effective against any holder of Senior Debt before or at the time of such amendment or modification unless such holder of Senior Debt so consents, in accordance with the term of instruments (if any) evidencing such indebtedness.

                                   ARTICLE IV
                                  MISCELLANEOUS

     4.1 Successors and Assigns; Assignment. This Guaranty shall be binding upon the Guarantor and its successors and assigns and shall inure to the benefit of and be enforceable by Lender and its respective successors and assigns, including, without limitation, any assignee of any Liability; provided, however, that the Guarantor may not assign any of its obligations hereunder without the prior written consent of Lender. Lender may, from time to time, without notice to the Guarantor assign or transfer any Liability or any interest therein, and, notwithstanding any such transfer or assignment or any subsequent transfer or assignment thereof, such Liabilities shall be and remain Liabilities for purposes of this Guaranty, and each and every immediate and successive transferee or assignee of any Liability or any interest therein shall, to the extent of the interest of such transferee or assignee in the Liabilities, be entitled to the benefits of this Guaranty.

     4.2 Independent Obligations. The obligations of the Guarantor hereunder are independent of the obligations of Borrower, and in the event of any default hereunder, a separate action or actions may be brought, maintained and prosecuted against the Guarantor whether or not Borrower is a party thereto or joined therein or a separate action or actions are brought against Borrower. Lender may maintain successive actions upon any default hereunder. The rights of Lender shall not be exhausted by his exercise of any of his rights, powers, remedies and privileges hereunder or by any such action or by any number of successive actions until and unless all Liabilities and all obligations of the Guarantor hereunder have been fully paid and performed.

     4.4 Governing Law. This Guaranty shall be deemed to be a contract made under and governed by the internal laws of the State of New York. For purposes of any action or proceeding involving this Guaranty, the Guarantor hereby expressly submits to the jurisdiction of all federal and state courts located in the State of New York and consents that it may be served with any process or paper by registered mail or by personal service within or without the State of New York, provided a reasonable time for appearance is allowed.

     4.5 Notices. All notices and other communications hereunder to the Guarantor shall be delivered or transmitted to the Guarantor at the address set forth below its signature hereto.

     4.6 Termination.  Subject to the last three sentences of Section 2.2 and to
Section 2.3(c), this Guaranty shall be of no further force or effect upon the full payment and performance in full of the Liabilities.

     IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be executed and delivered by its authorized officer as of the date first above written.

                                 PENOBSCOT SHOE COMPANY

                                 By:
                                    ---------------------------
                                 Name:
                                 Title:
                                 Address:
                                          ---------------------

                                    EXHIBIT D

                              DANIEL GREEN COMPANY
                              Stock Purchase Option


     DANIEL GREEN COMPANY, a Massachusetts corporation with a principal office at 450 North Main Street, Old Town, Maine 04468 (the "Company"), hereby certifies that JAMES RIEDMAN with a principal office at 45 East Avenue, Rochester, New York 14604 (the "Optionee") is entitled to purchase shares of the Company's Common Stock upon the terms and conditions of this Stock Purchase Option.

     1. Grant. The Company hereby grants to the Optionee the Option to purchase from the Company an aggregate of 25,000 shares of its Common Stock, $2.50 par value ("Common Stock").

     2. Option Price. This Option may be exercised at the Option price of $3.68 per share of the Common Stock.

     3. Term and Exercisability of Option. This Option shall be exercisable in whole or in part at any time after the date hereof and prior to April 11, 2011.

     4. Method of Exercise. This Option may be exercised from time to time by written notice to the Company substantially in the form attached hereto as
Exhibit 1, accompanied by payment in full of the Option price for the number of shares to be delivered, in cash or check payable to the Company. As soon as practicable after its receipt of such notice, the Company shall, without transfer, issue tax or other expense to the Optionee, deliver or cause to be delivered to the Optionee stock certificates representing the number of shares to be issued upon such exercise.

     5. Resale of Stock Acquired Pursuant to this Option.

          (a) Registration Required. Any Common Stock of the Company acquired by the Optionee pursuant to the exercise of this Option may not be sold, transferred, exchanged or otherwise disposed of unless: (i) such shares have been registered under the Securities Act of 1933, as amended (the "Act"), (ii) such shares can be sold, transferred, exchanged or otherwise disposed of without registration pursuant to an exemption from the Act or otherwise without registration and the Optionee has furnished an opinion of counsel or other evidence, including an opinion of the Company's counsel, satisfactory to the Company to this effect, or (iii) the Optionee shall have held such shares for a period of at least one year from the date of acquisition of the shares and shall have complied with all other provisions of Rule 144 issued under the Act, as amended and in effect at the time of such sale or other disposition. The stock certificate or certificates evidencing shares of Common Stock issued pursuant to any exercise of this Option will bear a legend referring to these restrictions on their transferability.

          (b) Registration Rights. Upon the request(s) of Optionee at any time, the Company shall promptly cause any or all Common Stock subject to the Option or held by Optionee pursuant to his exercise of the Option to be registered for sale under the Securities Act (or any statutory successor thereto) and qualified for sale pursuant to state "blue sky" laws and do all things reasonably necessary to facilitate the registered sale of the Common Stock by Optionee. To the extent reasonably practicable, Optionee shall combine any such request with a request for registration pursuant to his rights under (a) Section 4.6 of the Stock Purchase Agreement dated June 26, 1996 between the Company and the Optionee (b) the Stock Purchase Option granted by the Company to Optionee dated September 1, 1999 and (c) the Stock Purchase Option granted by the Company to Optionee dated January 19, 2001. The Company shall bear the expenses of such registration and qualifications, other than Optionee's legal counsel's fees and distribution fees and expenses, which shall be borne by Optionee.

     If the proposed sale by the Optionee could be accomplished in a manner substantially similar to that proposed and at the same net sale price to Optionee by means of a transaction which would be exempt from registration in accordance with the existing rules and regulations under the Securities Act, then the Company shall not be required to register such sale.

     6. Changes in Capital Structure.

          (a) Stock Split, Etc. In the event that the outstanding shares of Common Stock are hereafter changed for a different number or kind of shares or other securities of the Company, by reason of a reorganization, recapitalization, exchange of shares, stock split, reverse stock split, combination of shares or dividend payable in Common Stock or other securities, a corresponding adjustment shall be made in the number and kind of shares or other securities covered by this Option. Any such adjustment in this Option shall be made without change in the total price applicable to the unexercised portion of the Option, but the price per share specified in the Option shall be correspondingly adjusted.

          (b) Merger, Etc. If the Company merges or consolidates with one or more corporations (whether or not the Company is the surviving corporation) or if the Company is liquidated or sells or otherwise disposes of substantially all of its assets to another entity, then, the terms of the unexercised portion of the Option shall be amended so that after the effective date of such merger, consolidation or sale, as the case may be, either:

               (i) the Optionee shall be entitled, upon exercise of the Option to receive in lieu of shares of Common Stock the number and class of shares of such stock or other securities to which it would have been entitled pursuant to the terms of the merger, consolidation or sale if on the effective date of such merger, consolidation or sale it had been the holder of record of the number of shares of Common Stock to which the Option could be converted upon exercise in full, or

               (ii) the Optionee shall be entitled to receive from the successor entity a new stock option of comparable value in lieu of the old Option, which shall be canceled.

     7. General Provisions.

          (a) Amendment; Waivers. This Option may not be modified or amended, nor may any provision hereof be waived, except by a written agreement duly signed by each of the parties. The waiver by either of the parties hereto of any provision hereof in any instance shall not operate as a waiver of any other provision hereof or in any other instance.

          (b) Governing Law. This Option shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.

          (c) Notices. Any notice in connection with this Option shall be deemed to have been properly delivered if it is in writing and is delivered by hand or sent by registered mail to the party at the address given above, attention of the President.

          (d) Expenses. The Company hereby agrees to pay on demand all reasonable expenses incurred or paid by Riedman Corporation, including reasonable fees of attorneys, in connection with the review of this Stock Purchase Option and compliance with applicable SEC requirements reporting requirements.

     IN WITNESS WHEREOF, the Company has caused this Option to be executed by its officer thereunto duly authorized as of the __ day of March, 2001.

                                   DANIEL GREEN COMPANY

                                   By:
                                      ---------------------------------
                                   Name:    Greg A. Tunney
                                   Title:   President

                       Exhibit 1 to Stock Purchase Option


                           ____________________, 20__


Treasurer
Daniel Green Company
450 North Main Street
Old Town, Maine  04468

         Re:      Exercise of Stock Purchase Option

Dear Sir:

     The undersigned hereby elects to purchase _______________ shares of Common Stock, $2.50 par value, of Daniel Green Company (the "Company") for the option price of $___ per share, pursuant and subject to the terms and conditions of the Stock Purchase Option dated April __, 2001 (the "Option").

     The undersigned encloses herewith payment, in cash or check payable to the Company, of the option purchase price for said shares.

     The undersigned hereby specifically confirms to the Company that the shares shall be held subject to all of the terms and conditions of the Option.

                                                Very truly yours,


                                                ------------------------------