Form 10-Q
period 2001-06-30
GREEN DANIEL CO
filed 2001-08-15
CIK 26820

Company Name: DANIEL GREEN COMPANY Ticker Symbol: DAGR


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the quarter ended June 30, 2001 Commission File No. 0-774

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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES _X_ NO ___

         CLASS                              OUTSTANDING AT JUNE 30, 2001
Common Stock $2.50 par value                         1,889,027


Transitional Small Business Disclosure Format (Check One)  Yes __   No _X_

                              DANIEL GREEN COMPANY
                                      INDEX

                                                                           Page
                                                                          Number

Index .....................................................................    1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         June 30, 2001 and December 31, 2000 ..............................    2

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         June 30, 2001 and December 31, 2000 ..............................    3

Consolidated Statements of Operations for the three months and
         six months ended June 30, 2001 and 2000 ..........................    4

Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 ...........................................    5

Notes to Consolidated Financial Statements ................................    6

Management Discussion & Analysis of Financial Condition and Results
         of Operations ....................................................    9

PART II - Other Information ...............................................   11

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets

                                     ASSETS

                                                   June 30,         December 31,
                                                     2001              2000
                                                  (Unaudited)          (*)
                                                  -----------       -----------
Current Assets:
Cash                                              $   123,849       $     1,395
Accounts Receivable, trade
less allowances of $1,305,000 in 2001
         and $2,249,000 in 1999                     6,868,051        14,601,499

Deferred Income Tax Asset                             654,491           654,491

Finished Goods Inventories, at lower of
      cost (FIFO) or market:                       16,693,038        14,758,949

Other Current Assets                                  745,975           193,757
                                                  -----------       -----------
 Total Current Assets                              25,085,404        30,210,091

Property, plant & equipment:
Real Estate and Water Power, at cost                1,698,581         1,698,581
Machinery & Equipment at cost                         734,330           734,330
                                                  -----------       -----------
                                                    2,432,911         2,432,911
Less: Accumulated Depreciation                        479,306           378,333
                                                  -----------       -----------
Property, plant & equipment, net                    1,953,605         2,054,578

Other Assets:
Deferred Income Tax Asset                                   0           795,038
Prepaid Pension Cost                                        0         3,610,518
Other Assets, net                                   2,952,847         1,754,176
                                                  -----------       -----------
 Total Other Assets                                 2,952,847         6,159,732
                                                  -----------       -----------
 Total Assets                                     $29,991,856       $38,424,401
                                                  ===========       ===========



(*)  Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                 June 30,           December 31,
                                                  2001                 2000
                                                (Unaudited)             (*)
                                               ------------        ------------
Current Liabilities:

Notes Payable, line of credit                  $  9,577,181        $ 12,500,000
Notes Payable, current                            7,715,425           6,416,743
Accounts Payable, trade                           3,045,935           9,158,314
Liability to former stockholder                   1,805,951           1,805,951
Income Tax Payable                                   54,197             898,364
Other Accrued Liabilities                           431,196           1,038,078
                                               ------------        ------------

Total Current Liabilities                        22,629,885          31,817,450

Deferred Income Taxes                               613,064                   0
Notes Payable, non-current                        1,047,619               9,320
Other Liability                                     700,000             700,000
                                               ------------        ------------
Total Other Liabilities                           2,360,683             709,320
Total Liabilities                                24,990,568          32,526,770

Stockholders' Equity:

Common Stock                                      5,071,065           4,245,823
Paid-in-excess of par value                       1,837,887             815,940
Retained Earnings                                   302,838           1,305,759
                                               ------------        ------------
                                                  7,211,790           6,367,522
Less: Treasury Stock                             (2,210,502)           (469,891)
                                               ------------        ------------
Total Stockholders' Equity                        5,001,288           5,897,631
                                               ------------        ------------
 Total Liabilities & Stockholders'
         Equity                                $ 29,991,856        $ 38,424,101
                                               ============        ============



(*)  Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three Months Ended                           Six Months Ended
                                                      June 30,              June 30,              June 30,              June 30,
                                                        2001                  2000                  2001                  2000
                                                   --------------------------------------------------------------------------------
Net Sales                                          $  8,399,823           $ 6,398,449           $ 19,317,315           $  7,554,006

Costs and Expenses
  Cost of Goods Sold                                  5,364,824             4,245,004             12,305,596              5,551,661
  Selling, General &
    Administrative                                    2,504,759             2,469,592              5,609,119              4,715,740
Other Expense-Pension                                 1,713,710                     0              1,713,710                      0
 Interest Expense                                       517,963               437,282              1,009,734                 69,282
                                                   --------------------------------------------------------------------------------
Total Costs and Expenses                             10,101,256             7,151,878             20,638,159             10,336,683

 Loss before Income
    Tax Expense                                      (1,701,433)             (753,429)            (1,320,844)            (2,782,677)

Income Tax  Credit                                     (474,158)             (263,886)              (317,923)              (750,906)
                                                   --------------------------------------------------------------------------------
Net Loss                                           $ (1,227,275)          $  (489,543)          $ (1,002,921)          $ (2,031,771)
                                                   ================================================================================

Net Loss per Share:
  Basic                                            $      (0.78)          $     (0.31)          $      (0.64)          $      (1.30)
  Diluted                                          $      (0.78)          $     (0.31)          $      (0.64)          $      (1.30)

Shares Outstanding:
  Basic                                               1,572,486             1,560,789              1,570,549              1,560,789
  Diluted                                             1,572,486             1,560,789              1,570,549              1,560,789



See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                Consolidated Statements of Cash Flows (Unaudited)

                                                         For the Six Months Ended
                                                       June 30,           June 30,
                                                         2001               2000
                                                      -----------       ------------
Operating Activities:
Net Loss                                              $(1,002,921)      $ (2,031,771)
Adjustments to reconcile net income (loss)
  to net provided by operating activities:
     Depreciation and amortization                        408,638            122,758
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                          7,733,448          3,373,461
     Finished Goods Inventories                        (1,934,089)          (729,313)
    Other Current Assets                                 (552,218)           (41,757)
    Other Assets                                                0           (434,515)
 Increases (decreases) in:
    Accounts Payable, trade                            (6,112,379)          (198,237)
    Accrued Salaries & Commissions                              0            (34,702)
    Other Accrued Liabilities                            (557,927)           264,664
    Income Taxes Payable                                 (844,167)                 0
    Prepaid Pension                                     3,610,518                  0
                                                      -----------       ------------
Net cash provided by Operating Activities                 748,903            290,588
 Investing Activities:
  Acquisition of business less cash acquired                    0        (11,485,900)
  Sale of Marketable Securities                                 0            718,000
  Purchase of property & equipment                              0           (204,199)
                                                      -----------       ------------
Net cash used in Investing Activities                           0        (10,972,099)
 Financing Activities:
  Net Borrowing/(Payment) on Line of Credit            (2,922,819)         5,716,152
  Net Borrowing of Notes Payable                        2,336,981          5,242,378
  Purchase of Treasury Stock                              (40,611)           (25,183)
  Other Refinancing Expenses                                    0            (52,727)
                                                      -----------       ------------
Net Cash Provided/(Used) in Financing Activities         (626,449)        10,880,620
                                                      -----------       ------------
Net Increase in Cash                                      122,454            199,109

Cash at Beginning of Period                                 1,395            225,079
                                                      -----------       ------------
Cash at End of Period                                 $   123,849       $    424,188
                                                      ===========       ============

                              DANIEL GREEN COMPANY
                   Notes to Consolidated Financial Statements

Note 1.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three and six months then ended. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2.

     The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2000.

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

         Six Months Ended June 30,                              2000
         -------------------------------------------------------------

         In thousands, except per share amounts (unaudited)
         Net Sales                                           $ 14,068
         Net Earnings (Loss)                                   (1,244)
         Net Earnings (Loss) per Common Share                   (0.80)

Note 4

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in the statement of operations immediately.

     The adoption of these standards did not have a material impact on the Company's financial statements and therefore, a transition adjustment is not separately presented.

     The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS  No.  142   discontinues   the   practice  of   amortizing   goodwill   and
indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Note 5.

     During the quarter ended June 30, 2001, the Company completed the termination of its defined benefit pension plan. On the date of the termination, the Company received cash totaling $2,377,600, which was less than the carrying value of the prepaid pension cost asset of $3,734,670, resulting in a loss of $1,357,070. This loss was increased by an excise tax totaling $356,640, which resulted in a total loss on this transaction totaling $1,713,710. This amount is included in other expense in the 2001 statement of operations.

     During the second quarter ended June 30, 2001, following the termination of its defined benefit pension plan, the Company contributed cash of $1,700,000 to the Company's 401(k) savings plan ("the Plan"). Subsequently, in June 2001 the Plan acquired 330,097 shares of the Company's common stock at a price per share of $5.15, which was based on an independent appraisal. There were no allocated shares as of June 30, 2001. The unallocated shares in the Plan have been classified as treasury stock in stockholders equity. Compensation expense will be recognized as the shares are allocated to the participants, which is expected to occur over a seven-year period.

                              DANIEL GREEN COMPANY
           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

1.   Liquidity and Capital Resources

     At June 30, 2001 the Daniel Green Company had working capital of $2,455,519 vs. a working capital deficiency of ($1,607,359) at December 31, 2000.

     The consolidated statement of cash flows for the six months ended June 30, 2001 shows an increase of cash of approximately $123,000 since December 31, 2000. Net cash provided from operations was $748,903, primarily due to the reduction in accounts receivable from December 31, 2000. During the six months ended June 30, 2001 accounts payable trade was reduced by $6,112,379.

     At the end of the second quarter of 2001, total indebtedness was $20,146,176 which consisted of: line of credit balance, current of $9,577,181, notes payable, current, of $7,715,425 (which includes $750,000 due to a major stockholder), notes payable, noncurrent, of $1,047,619, and a liability related to the dissenting shareholders of Penobscot of $1,805,951.

     The Company has a revolving line of credit ("revolver"), an additional term loan facility in the amount of $6,000,000, a supplemental loan facility in the amount of $2,800,000, and an additional bridge loan (amendment to the revolver) of $2,000,000. The borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $12,500,000, the interest rate is prime plus
 .75% (the prime rate was 6.75% at June 30) and the revolver expires on April 1, 2003. The revolver is secured by accounts receivable, inventory, and equipment. The term loan is payable through April 1, 2003 and is also secured by accounts
receivable,   inventory,  and  equipment.  The  supplemental  loan  facility  is available through April 1, 2003. The bridge loan has an expiration date of May 30, 2002. A major stockholder of the Company guarantees these facilities. In addition, the Company has a loan in the amount of $750,000 outstanding to the same major stockholder.

     The revolver and the term loan agreements contain covenants relative to average borrowed funds to earnings ratio, net income, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is prohibited unless a written consent form from the lender is received. On May 31, 2001, the bridge loan was executed, and upon the effective date of this amendment to the revolver, the Bank waived the Company's failure to comply with certain covenants, subject to complying with newly stated covenants.

     Management is not aware of any known demands, commitments or events that would materially effect its liquidity. There are no material expenditures or commitments, which would affect capital resources in a significant way. Cash generated by operations, supplemented by borrowings, should cover planned requirements.

2.   Results of Operations

     Net Sales for the second quarter of 2001 were $8.4 million compared to $6.4 million for the same period in the prior year. This year's results represent a 31.2% increase over the results for last year. The net sales increase is primarily attributable to the Trotters and Softwalk brands, which were part of the Penobscot Shoe Company acquisition which took place in 2000.

     The gross margin in the current quarter was approximately 36.1% compared to 33.7% in the same quarter last year. The increase in gross profit is primarily due to the positive performance in the Trotters and Softwalk brands.

     Selling, general and administrative expenses as a percentage of net sales were 29.8% or $2.5 million for the second quarter of 2001 as compared to 38.6% or $2.5 million for the same quarter in 2000. The results in 2000 include amounts associated with closing and securing the Company's Dolgeville location and terminated employees' severance packages.

     Included in other expenses for the second quarter of 2001 are costs associated with the termination of the Penobscot Shoe Company Retirement plan, totaling $1,713,710. During the quarter ended June 30, 2001, the Company completed the termination of its defined benefit pension plan. On the date of the termination, the Company received cash totaling $2,377,600, which was less than the carrying value of the prepaid pension cost asset of $3,734,670, resulting in a loss of $1,357,070. This loss was increased by an excise tax totaling $356,640, which resulted in a total loss on this transaction totaling $1,713,710.

     During the second quarter of 2001, interest expense amounted to $517,963 as compared to $437,282 in the second quarter of 2000. For the six months ended June 30, 2001 interest expense amounted to $1,009,734 compared to $69,282 for the same period last year. The reason for the increase is the increase in outstanding debt vs. last year.

     A majority of our products continue to be made of leather. As a result of the Mad Cow disease epidemics in Europe, the footwear industry continues to be concerned about rising leather prices in the future and what impact on gross profits this could have. Year to date we have begun to experience limited price increases for our cost of goods sold.

     During what has been described as a "very tough" Spring season by the industry, both the Trotters and Softwalk brands of the Company have continued to perform well at retail. This is a result of our brands maintaining a clean channel of distribution with a focus on growing the business with non-promotional retailers. Our order backlog position is currently running ahead of last year's results.

                           Part II - Other Information

1.   Legal Proceedings - None.

2.   Changes in Securities - None.

3.   Default upon Senior Securities - None.

4.   Submission of matters to a vote of security holders - None.

5. Other Information - The annual meeting of the stockholders has been scheduled for Thursday, September 6, 2001 at 10:00 am at the Strathalan Hotel, 550 East Avenue, Rochester, New York, 14607. Stockholders of record on June 24, 2001 will receive notice of the meeting.

6. Exhibits and Reports on Form 8K - Exhibit index appearing after signature page is hereby incorporated by reference.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                              DANIEL GREEN COMPANY
                                   Registrant


Date:
      ------------------                              -------------------------
                                                      Robert M. Weedon
                                                      Chief Financial Officer



                                                      /s/ James R. Riedman
                                                      --------------------------
                                                          James R. Reidman
                                                          Chief Executive Office