Form 10-Q
period 2001-09-30
GREEN DANIEL CO
filed 2001-11-06
CIK 26820

Company Name: DANIEL GREEN COMPANY Ticker Symbol: DAGR


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

       For the quarter ended September 30, 2001 Commission File No. 0-774
                              DANIEL GREEN COMPANY
                 (Name of Small Business Issuer in its Charter)

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

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [_]

         CLASS                                 OUTSTANDING AT SEPTEMBER 30, 2001
Common Stock $2.50 par value                              1,946,849


Transitional Small Business Disclosure Format (Check One)  Yes [_]   No [X]

                              DANIEL GREEN COMPANY
                                      INDEX

                                                                           Page
                                                                          Number

     Index ..............................................................      1

     PART I - Financial Information

     Consolidated Balance Sheets, Assets
              September 30, 2001 and December 31, 2000 ..................      2

     Consolidated Balance Sheets, Liabilities & Stockholders' Equity
              September 30, 2001 and December 31, 2000 ..................      3

     Consolidated Statements of Operations for the three months and nine
               months ended September 30, 2001 and September 30, 2000 ...      4

     Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2001 and September 30, 2000 .................      5

     Notes to Consolidated Financial Statements .........................      6

     Management Discussion & Analysis of Financial Condition and Results
              of Operations .............................................      9

     PART II - Other Information ........................................     11

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets

                                                                ASSETS
                                                    September 30,   December 31,
                                                         2001           2000
                                                     (Unaudited)         (*)
                                                     -----------     -----------
Current Assets:
Cash                                                 $   504,508     $     1,395
Accounts Receivable, trade
less allowances of $1,646,163 in 2001
         and $2,249,000 in 1999                        9,601,332      14,601,499

Deferred Income Tax Asset                                584,234         654,491

Finished Goods Inventories, at lower of
      cost (FIFO) or market:                          19,208,643      14,758,949

Other Current Assets                                     159,226         193,757
                                                     -----------     -----------
 Total Current Assets                                 30,057,943      30,210,091

Property, plant & equipment:
Real Estate and Water Power, at cost                   1,698,581       1,698,581
Machinery & Equipment at cost                            734,330         734,330
                                                     -----------     -----------
                                                       2,432,911       2,432,911
Less: Accumulated Depreciation                           529,106         378,333
                                                     -----------     -----------
Property, plant & equipment, net                       1,903,805       2,054,578

Other Assets:
Deferred Income Tax Asset                                      0         795,038
Prepaid Pension Cost                                           0       3,610,518
Other Assets, net                                      2,866,771       1,754,176
                                                     -----------     -----------
 Total Other Assets                                    2,866,771       6,159,732
                                                     -----------     -----------
 Total Assets                                        $34,828,519     $38,424,401
                                                     ===========     ===========

(*) Derived from audited consolidated financial statements. See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                          Consolidated Balance Sheets

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                     September 30,   December 31,
                                         2001           2000
                                     (Unaudited)         (*)
                                     ------------    ------------
Current Liabilities:

Notes Payable, line of credit        $ 10,100,365    $ 12,500,000
Notes Payable, current                  7,293,488       6,416,743
Accounts Payable, trade                 7,111,010       9,158,314
Liability to former stockholder         1,805,951       1,805,951
Income Tax Payable                         19,078         898,364
Other Accrued Liabilities                 756,385       1,038,078
                                     ------------    ------------


Total Current Liabilities              27,086,277      31,817,450

Deferred Income Taxes                     225,760               0
Notes Payable, non-current              1,008,333           9,320
Other Liability                           700,000         700,000
                                     ------------    ------------
Total Other Liabilities                 1,934,093         709,320
Total Liabilities                      29,020,370      32,526,770

 Stockholders' Equity:

Common Stock                            5,224,065       4,245,823
Paid-in-excess of par value             2,000,067         815,940
Retained Earnings                       1,120,549       1,305,759
                                     ------------    ------------
                                        8,344,681      6,367,522
Less: Treasury Stock                   (2,536,532)       (469,891)
                                     ------------    ------------
Total Stockholders' Equity              5,808,149       5,897,631
                                     ------------    ------------
 Total Liabilities & Stockholders'
         Equity                      $ 34,828,519    $ 38,424,101
                                     ============    ============

(*) Derived from audited consolidated financial statements.
See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                   Three Months Ended            Nine Months Ended
                              September 30,  September 30,  September 30,    September 30,
                                  2001          2000           2001             2000
                                  ----          ----           ----             ----


Net Sales                      $12,925,823   $11,192,226   $ 32,243,138    $ 18,746,232

Costs and Expenses
  Cost of Goods Sold             8,953,625     7,170,100     21,259,221      12,721,761
  Selling, General &
    Administrative               2,848,179     2,948,765      8,457,298       7,664,505
Other Expense-Pension                    0             0      1,713,710               0
 Interest Expense                  297,910       451,430      1,307,644         520,712
                               -----------   -----------   ------------    ------------

Total Costs and Expenses        12,099,714    10,570,295     32,737,873      20,906,978

 Income (loss) before Income
    Tax Expense (Credit)           826,109       621,931       (494,735)     (2,160,746)

Income Taxes (Credit)                8,398       186,579       (309,525)       (564,327)
                               -----------   -----------   ------------    ------------

Net Income (Loss)              $   817,711   $   435,352   $   (185,210)   $ (1,596,419)
                               ===========   ===========   ============    ============

Net Income (Loss) per Share:
  Basic                        $      0.52   $      0.27   $      (0.12)   $      (1.02)
  Diluted                      $      0.49   $      0.27   $      (0.12)   $      (1.02)

Shares Outstanding:
  Basic                          1,568,173     1,588,640      1,570,658       1,571,320
  Diluted                        1,725,697     1,588,640      1,570,658       1,571,320

See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                Consolidated Statements of Cash Flows (Unaudited)


                                                     For the Nine Months Ended
                                                   September 30,   September 30,
                                                       2001            2000
                                                    -----------    ------------
Operating Activities:
Net Loss                                            $  (185,210)   $ (1,596,419)
Adjustments to reconcile net (loss) to cash
  (used)/provided by operating activities:
     Depreciation and amortization                      611,378         167,280
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                        5,000,167      (1,808,784)
     Finished Goods Inventories                      (4,449,694)     (1,744,240)
    Deferred Income Tax Asset                            70,257
    Other Current Assets                                 34,531         (59,469)
    Other Assets                                        (17,909)       (359,569)
 Increases (decreases) in:
    Accounts Payable, trade                          (2,047,304)      2,470,128
    Accrued Salaries & Commissions                            0         (85,886)
    Other Accrued Liabilities                          (281,693)       (283,502)
    Income Taxes Payable                               (879,286)              0
    Deferred Income Taxes                              (387,304)
    Prepaid Pension                                   3,610,518               0
                                                    -----------    ------------
Net cash provided/(used) by Operating Activities      1,078,451      (3,300,461)
 Investing Activities:
  Acquisition of business less cash acquired                  0     (11,485,900)
  Sale of Marketable Securities                               0         718,000
  Purchase of property & equipment                            0        (281,834)
                                                    -----------    ------------
Net cash used in Investing Activities                         0     (11,049,734)
 Financing Activities:
  Net Borrowing/(Payment) on Line of Credit          (2,399,635)      9,916,152
  Net Borrowing of Notes Payable                      1,875,758       5,033,050
  Purchase of Treasury Stock                            (51,461)        135,785
  Other Refinancing Expenses                                  0        (649,875)
                                                    -----------    ------------
Net Cash Provided/(Used) in Financing                  (575,338)     14,435,112
                                                    -----------    ------------
 Net Increase in Cash                                   503,113          84,917
Cash at Beginning of Period                               1,395         225,079
                                                    -----------    ------------
 Cash at End of Period                              $   504,508    $    309,996
                                                    ===========    ============

                              DANIEL GREEN COMPANY
                   Notes to Consolidated Financial Statements

Note 1.
     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three and nine months then ended. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The following summary presents unaudited proforma consolidated results of operations as if the acquisition had occurred at the beginning of 2000, and includes adjustments for estimated amounts of goodwill amortization, depreciation of fixed assets acquired based on their estimated fair values, and increased interest expense assuming the purchase consideration had resulted in additional borrowing during the period presented. The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of the earlier dates, nor are they indicative of results of operations which may occur in the future. The results do not reflect synergies.

          Nine Months Ended September 30, 2000
          ---------------------------------------------------------------------

          In thousands, except per share amounts (unaudited)
          Net Sales                                            $25,260
          Net Loss                                             $ 1,648
          Net Loss per Common Share                            $  1.05

Note 4.
     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in the statement of operations immediately.

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

     During the second quarter ended June 30, 2001 and the third quarter ended September 30, 2001, following the termination of its defined benefit pension plan, the Company contributed cash of $2,015,000 to the Company's 401(k) savings plan ("the Plan"). Subsequently, in June 2001 the Plan acquired 391,297 shares of the Company's common stock at a price per share of $5.15, which was based on an independent appraisal. There were no allocated shares as of September 30, 2001. The unallocated shares in the Plan have been classified as treasury stock in stockholders' equity. Compensation expense will be recognized as the shares are allocated to the participants, which is expected to occur over a seven-year period.

                              DANIEL GREEN COMPANY
             Management Discussion & Analysis of Financial Condition
                           and Results of Operations


1.   Liquidity and Capital Resources

     At September 30, 2001 the Daniel Green Company had working capital of $2,971,666 vs. a working capital deficiency of ($1,607,359) at December 31, 2000.

     The consolidated statement of cash flows for the nine months ended September 30, 2001 shows an increase of cash of approximately $503,113 since December 31, 2000. Net cash provided from operations was $1,078,451, primarily due to the reduction in accounts receivable from December 31, 2000. During the nine months ended September 30, 2001 accounts payable trade was reduced by $2,047,304.

     At the end of the third quarter of 2001, total indebtedness was $20,208,137 which consisted of: line of credit balance, current of $10,100,365, notes payable, current, of $7,293,488 (which includes $750,000 due to a major stockholder), notes payable noncurrent of $1,008,333, and a liability relating to the dissenting shareholders of Penobscot of $1,805,951.

     The Company has a revolving line of credit ("revolver"), an additional term loan facility in the amount of $6,000,000, a supplemental loan facility in the amount of $2,800,000, and an additional bridge loan (amendment to the revolver) of $2,000,000. The borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $12,500,000, and the interest rate is prime plus .75% (the prime rate was 6.0% at September 30, 2001) and the revolver expires on April 1, 2003. The revolver is secured by accounts receivable, inventory, and equipment. The term loan is payable through April 1, 2003 and is also secured by accounts receivable, inventory and equipment. The supplemental loan facility is available through April 1, 2003. The bridge loan has an expiration date of May 30, 2002. A major stockholder of the Company guarantees these facilities.


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

     Management is not aware of any known demands, commitments, or events that would materially effect its liquidity. There are no material expenditures or commitments, which would affect capital resources in a significant way. Cash generated by operations, supplemented by borrowings, should cover planned requirements.

2.   Results of Operations

     Net Sales for the third quarter of 2001 were $12.9 million compared to $11.2 million for the same period last year. This year's results represent a 15% increase over the results for last year. The net sales increase is primarily attributable to the Trotters and Softwalk brands, which were part of the Penobscot Shoe Company acquisition, which took place in 2000.

     The gross margin in the current quarter was approximately 31%, compared to 36% in the same quarter last year. This reduction is attributable to the increased costs associated with returns and allowances in 2001 over 2000, as well as procurement costs associated with product receipts in the third quarter of 2001, greater than 2000.

     Selling, general and administrative expenses as a percentage of net sales were 22% or $2.8 million for the third quarter of 2001 as compared to 26.3% or $2.9 million for the same quarter in 2000. The results in 2000 include amounts associated with closing and securing the Company's Dolgeville location and terminated employees' severance packages.

     For the nine months ended September 30, 2001, income before taxes and before other expenses associated with the pension termination referred to in Note 5 was $1,218,975 as compared to a loss of ($2,160,746) for the same period in the prior year.

     During the third quarter of 2001, interest expense amounted to $297,910 as compared to $451,430 for the third quarter of 2000. For the nine months ended September 30, 2001, interest expense amounted to $1,307,644 compared to $520,712 for the same period last year.

     Given the challenging retail environment and the recent events of the terrorists' attacks on the country, which has had a negative impact on the overall economy, management is pleased with the performance and results primarily as they relate to the Trotters and Softwalk brands. Our order backlog position continues to run ahead of last year's results.

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


                              DANIEL GREEN COMPANY
                                   Registrant


Date:
      ------------------                              -------------------------
                                                      Robert M. Weedon
                                                      Chief Financial Officer


                                                      /s/ James R. Riedman
                                                      -------------------------
                                                      James R. Reidman
                                                      Chief Executive Officer