Form 10KSB
period 2001-12-31
GREEN DANIEL CO
filed 2002-03-29
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                Annual Report Pursuant to Sec. 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/01          Commission File Number 0-774

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

     Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

State issuer's revenues for its most recent fiscal year.
     Net Sales of $46,900,000

Aggregate market value of the voting stock held by non-affiliates of the registrant:

     $6,561,105 as of March  8, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS                                      ISSUED & OUTSTANDING AT MARCH 8, 2002
COMMON STOCK, $2.50 PAR VALUE                         1,948,305 SHARES

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-KSB into which the document is incorporated:

         Definitive Proxy Statement Dated March 29, 2002      Part III

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995: The statements contained in this Form 10-KSB which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the new credit facility. Investors are cautioned that forward-looking statements are inherently uncertain, and that the closing of the new credit facility is subject to several conditions, one or more of which may not be satisfied or waived and that could result in the new credit facility not closing. Actual results and timing of the events may differ materially from the future results, timing, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause Daniel Green's financial performance to be different include risks of changing consumer preference, inability to successfully design, develop or market its brands, competition from other footwear manufacturers, loss of key employees, general economic conditions and adverse factors impacting the footwear industry, and the inability of the Company to source its products due to political or economic factors or the imposition of trade or duty restrictions. The Company assumes no duty to update information contained in this Form 10-KSB at any time.

                                     Part I

Item 1.   Description of Business

GENERAL

     Daniel Green Company (the "Company") has been engaged in the manufacture or importation and sale of quality footwear since 1882. The Company designs, develops and markets casual and dress footwear for women. The Company's current brands include Trotters(R) and SoftWalk(R).

     The Company competes in the women's casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company operates in only one business segment.

     In early 2000, the Company acquired certain inventory and trademarks from L.B. Evans Company, predominantly a men's slipper company, and acquired Penobscot Shoe Company which had been producing women's footwear for over sixty years. In the course of consolidating its business, the Company decided to focus its efforts on the two product lines which were experiencing growth, namely the Trotters(R) and SoftWalk(R) brands. Thus, in December, 2001, the Company sold to Elan Polo, an unaffiliated party, primarily the trademarks "Daniel Green(R)", "L.B. Evans(R)" and "Woolrich(R)" and the inventory related thereto.

     Prior to June 30, 1999, a portion of the footwear sold by the Company was manufactured in its plants in Dolgeville, New York, while the remainder was manufactured for the Company by foreign independent contract manufacturers. Thereafter the Company outsourced entirely the production of its footwear while continuing to distribute the footwear to its customers under the Company's labels and certain private labels.

     The Company does not expect its foreign manufacturing partners to have any difficulty in obtaining the raw materials required for footwear production. However, certain sources may experience some difficulty in obtaining leather where there has been a drop in beef consumption related to concerns about so-called "mad cow" disease and where there has been a destruction of livestock as a result of "hoof and mouth" disease. The Company does not have a practice of entering into long-term purchase commitments.

     The Trotters(R) and SoftWalk(R) products retail at prices varying from $50.00 to $129.00 per pair. In all the Company sells approximately 50 different styles of footwear, many of which change year to year. The Company designs most of its own products, having for many years maintained a style research and development department. Research and development costs incurred by the Company for the last three fiscal years was approximately $229,000 in 2001, $320,000 in 2000 and $125,000 in 1999.

     The Company's products are sold directly to retailers through its own sales force, which covers the entire United States. Approximately 5,000 stores carry the Daniel Green Company products, including most of the major department stores in the country. Sales to one customer in 2001 did account for 11% of net sales; sales to any one customer in 2000 did not account for more than 10% of net sales; sales to one customer in 1999 did account for 12% of net sales. Ten major customers represented approximately 39% of net sales in 2001; most of these same customers represented approximately 45% of net sales in 2000 and 52% of net sales in 1999.

     The Company advertises its products through a competitive necessity advertising program. It avoids granting restricted or exclusive shoe sale arrangements, believing that a profitable distribution of its products requires the greatest number of outlets. Private label products are sold to a small number of customers by the Company's sales management and several companies account for a majority of this business.

     The Company believes that a definitive competitive advantage attaches to its ownership of the registered trademarks of Trotters and SoftWalk, which have been used by the Company for many years.

     The Company knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon its capital expenditures, earnings and competitive position or upon it foreign manufacturing partners.

     The Company has enjoyed a good relationship with its approximately 70 employees, all of whom are full time. The majority of the registrant's employees, except for the field sales representatives and certain research and development staff, are employed in Old Town, Maine.

     The amount of the Company's backlog orders believed to be firm as of December 31, 2001 was approximately $8,700,000, compared with approximately $8,900,000 and $617,400 as of December 31, 2000 and 1999 respectively. All backlog orders are expected to be filled within the next fiscal year.

     On February 3, 2000 the Company acquired certain assets, consisting primarily of inventory and trademarks, from L.B. Evans Company, predominantly a men's slipper company. The purchase price for the assets consisted of $781,000 for the inventory and a royalty of 8% of the net invoice cost of products sold.

     On February 10, 2000 the Company entered into a definitive stock purchase agreement to acquire, for approximately $18,200,000, all of the outstanding shares of Penobscot Shoe Company. The purchase closed on March 30, 2000. Penobscot Shoe Company has been producing women's footwear for over 60 years and is based in Old Town, Maine. During May, 2000 and pursuant to public announcements made by the Company, the Company's headquarters and distribution operation previously located in Dolgeville, New York, were relocated to Old Town, Maine.

     On December 28, 2001, the Company completed its previously announced sale to Elan Polo of its Daniel Green(R) and L.B. Evans(R) slipper brands including inventory and related assets and a related liability. The sale price was approximately $4.7 million, including minimum royalty payments of approximately $1.7 million to be received over the next four years. $1.5 million was paid in cash at closing and $1.5 million will be paid in six months.

     The Company competes primarily in the women's casual and dress footwear segment, in the moderate to better price footwear classification. The women's casual and dress footwear segment is generally characterized by a high level of recognition of brand names and trademarks. Distinct identifying characteristics create brand awareness among consumers and allow a positive reputation to be transferred to new products. Many of the Company's competitors have greater financial, distribution or marketing resources, as well as greater brand awareness than the Company. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for introduction of competitors with new products. The Company believes that it has been able to compete successfully because of the reputation of the brand, the brand recognition, the attention to quality and the distribution of its products. In addition, through focused marketing, the Company continues to attract new consumers and motivates them to try on the products in the retail environments. The Company's product attributes include comfort, style, ease of wear, quality and durability.

BUSINESS STRATEGY

     The Company's strategy is to leverage its existing strengths, to increase profitably of its share of the women's footwear market by furthering its existing brands and by expanding its brand portfolio through a combination of acquisition and development of additional brands in the future.

Competitive Strengths: The Company has developed certain strengths which have been significant sources of growth to date and which management believes will help support further growth in the future. These strengths include:

     o Portfolio of Current Brands. Through advertising and promotion, the Company has built consumer and retailer recognition for its Trotters(R) and SoftWalk(R) brands. The Company continues to seek acquisition opportunities in order to expand its current portfolio of brands.

     o Manufacturing Relationships. The Company believes that one of the key factors in its growth has been its strong relationships with overseas manufacturers capable of meeting the Company's requirements for quality and price in a timely fashion. The Company sources its products primarily from Brazil.

     o Emphasis on Better Segments of the Footwear Market. The Company believes that its strategy of focusing on the better segments of the women's footwear market and providing high-quality value-priced products reduces the risks associated with changing fashion trends. The Company also attempts to reduce the risks of changing trends and product acceptance through reducing manufacturing lead times and increasing inventory turns at its distribution facility. The Company believes that this approach mitigates the risks of carrying obsolete inventory and poor retail sell-through.

     o Customer Relationships. The Company supports its customers by maintaining an in-stock inventory position for selected styles in order to minimize the time necessary to fill customers' orders. In addition, the Company provides customers with electronic data interchange (EDI) capability, co-op advertising, point of sale displays and assistance in evaluating which products are likely to appeal to their retail customers.

By leveraging the above strengths, the Company has pursued and will continue to pursue growth through various opportunities, including, but not limited to, the following:

     Growth with Existing Brands. Management seeks to increase sales of the Company's products under each of the existing brands by increasing the assortment of products, by further expanding the existing retail opportunities in current channels, by developing new retail channel opportunities, and by increasing the use of advertising to strengthen brand awareness.

     Adding Brands to the Company's Portfolio. Management believes that creating or acquiring additional brands will enable the Company to increase its sales by satisfying the needs of a wider range of customers. Management believes that there are opportunities in the market place to expand the Company's portfolio and appealing to different market segments of the footwear industry. The Company believes it is well positioned to continue pursuing this strategy due to the strength of its balance sheet.

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

     The facilities in Dolgeville, New York which the Company vacated in mid-1999 are under a contingent contract of sale. The Company does not expect to incur a loss on the sale of these facilities based on the sale price of the current contract.

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

     Subsequently , several dissenting shareholders withdrew from the litigation, accepting the $11.75 per share offered. As a result, there are currently only four persons remaining, dissenting as to 148,318 shares. One of those dissenters requested the Court to compel Penobscot to post a bond of $2 million to assure payment of the fair value of his shares once that was determined by the Court. The Court ordered Penobscot to post a bond for approximately $1.56 million, being the product of the number of shares held by that dissenter and $11.75, the amount of the tender offer. The Company believes that a final determination of value will not be made by the Court until late 2002. The Company believes the decision will be $11.75 per share and has arranged to finance the full amount.

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

                                     Part II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

Daniel Green Company's common stock is traded in the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotation system (NASDAQ) under the ticker symbol DAGR. The range of high and low bid per share for the periods indicated is as follows:

                      2000                            2001
                      Market Price Bid                Market Price Bid
                      High              Low           High              Low
                      ----              ---           ----              ---

1st Quarter          $5.25             $3.75         $3.875            $3.4375
2nd Quarter           3.9375            3.125         3.5625            3.3125
3rd Quarter           3.50              3.125         3.796875          2.65625
4th Quarter           4.6875            3.25          4.59375           2.25

Based on records maintained by the Transfer Agent, Boston EquiServe, there were 450 registered shareholders as of the March 8, 2002 record date.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

2001 net sales of $46.9 million increased $13.7 million or 41% over the prior year's net sales of $33.2 million, primarily related to sales associated with the products bearing the Trotters and Softwalk labels. On a pro-forma basis, assuming the Penobscot Shoe Company acquisition and the acquisition of the LB Evans trademarks had occurred on January 1, 2000, the Company's net sales in 2000 would have been approximately $39.7 million.

From a sales mix standpoint, the increase in net sales on a pro-forma basis for 2001, of $6 million or 15.1%, over 2000 relates to the increase sales of the Trotters and Softwalk brands.

Sales to one customer in 2001 did account for more than 10% of net sales. Sales to any one customer in 2000 did not account for more than 10% of net sales. Ten major customers represented approximately 37% of net sales in 2001; most of these same customers represented 45% of net sales in 2000 and 52% of net sales in 1999.

2000 net sales of $33.2 million increased $18.3 million or 123.2% over the prior year's net sales of $14.9 million. This increase was a result of the Penobscot Shoe Company acquisition which took place in 2000, and the sales associated with products bearing the LB Evans label, which was also purchased in 2000. On a pro-forma basis, assuming these acquisitions had occurred on January 1, 1999, the Company's net sales in 2000 and 1999 would have been approximately $39,693,000 and $36,532,000 respectively.

Expenses

Cost of goods sold, as a percentage of net sales, was 67.1% in 2001, compared to 67% in 2000 and 81% in 1999. Cost of goods sold reflects the direct costs of footwear sold, sourced variances from pre-determined standards, and adjustments to the value of the inventory on hand. The gross profit margin for 2001 was 32.9% compared to 33% for 2000 and 19% for 1999.

Selling and administrative expenses for 2001 were approximately $11,917,000 or 25.4% of net sales, as compared to $10,721,000 or 32.3% of net sales in 2000 and $4,713,000 or 31.7% of net sales in 1999. The main reason for the decrease in selling and administrative expenses as a % of net sales in 2001 as compared to 2000 relates to the non-recurring costs included in 2000 associated with the closing of the Dolgeville, New York property and asset impairments which were in excess of $1.2 million in 2000. Since the majority of these expenses are variable in nature, much of the increase in 2000 expenses over 1999 expenses relates directly to the increase in net sales in 2000.

Other net operating expenses were $375,465 in 2001. Of this amount, $1,713,710 relates to the costs associated with the termination of the Penobscot Shoe Company defined benefit pension plan. On the date of the termination, the Company received cash totaling $2,377,600, which was less than the carrying value of the prepaid pension cost asset of $3,734,670, resulting in a loss of $1,357,070. This loss was increased by an excise tax totaling $356,640, which resulted in a total loss on this transaction totaling $1,713,710. On December 28, 2001, the Company sold its Daniel Green and L.B. Evans slipper brands to an independent third party for approximately $4,755,000. The recorded value of the net assets sold was approximately $3,559,000 which included inventory, related other assets and a related liability. This transaction resulted in a gain of approximately $1,196,000 which is included in other expense, net. The remaining amount in other expense, net is a net gain on the sale of property of approximately $142,000.

Operating Income/(Loss)

Operating Income/(loss) is directly related to the items discussed above.

Interest Expense

Interest expense in 2001 was $1,683,020, up from $1,362,770 in 2000 and $193,116 in 1999. The Company has a credit arrangement with Manufacturers and Traders Trust Company (M&T bank), which provides the Company with a revolving line of credit, a term loan, a mortgage/term loan, a supplemental loan facility and an additional bridge loan (amendment to the revolver). The borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. Borrowings under this credit arrangement totaled $14.1 million as of December 31, 2001 which resulted in the interest expense in 2001. The borrowings under this arrangement were required to support the Penobscot acquisition and working capital requirements. The maximum credit amount under the revolver is $12,500,000.

In January, 2002, the Company received commitment on a new $19.7 million banking and credit facility arranged by M&T bank, consisting of a $3 million term note, a $1.5 million six-month bridge loan, a $2.7 million loan limit and a $12.5 million revolving credit facility to support working capital needs, which will be reduced to $11 million in July, 2002 and which availability is subject to a borrowing base. The cost of borrowing under this facility will be LIBOR plus a 2.25% margin for the revolver and bridge loan, and LIBOR plus a 2.5% margin for the term loan. The revolver and the term loan agreements contain covenants relative to average borrowed funds to earnings ratio, net income, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends is prohibited unless a written consent form from the lender is received.

Income Tax Provision

The Company's income tax expense in 2001 was $66,791 or 4.6% of earnings before taxes, compared to the income tax benefit of approximately $455,000 in 2000, and the income tax benefit of approximately $482,000 in 1999.

The effective income tax rate was approximately 4.6% in 2001, compared to a benefit of 40% in 2000 and a benefit of 24% in 1999. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. The effective income tax rate in 2001 of 4.6% as compared to the tax benefit in 2000 and 1999 resulted from the earnings generated in 2001 before taxes and decreasing the deferred tax asset valuation allowance as a result of the Company's evaluation of the realization of its deferred tax assets.

At December 31, 2001, the Company has approximately $2,349,000 of federal net operating loss carry-forwards, which begin to expire in 2019. The Company has an AMT credit carry-forward of approximately $57,077, which will never expire. The Company has approximately $3,919,000 of net operating loss carry-forwards available for New York State tax purposes, which begin to expire in 2011.

Net Earnings

The net income for 2001 was approximately $1,370,403, or $.83 per diluted share, compared with last year's net loss of approximately $682,000, or $.43 per share. The Company had a net loss of approximately $1.5 million, or $.97 per share in 1999.

Other

The Company's bank indebtedness decreased $4,098,000 during 2001. Total debt consists of notes payable, the line of credit and capital lease obligations. At December 31, 2001, total debt was approximately $14.8 million, compared with approximately $18.9 million at December 31, 2000.

Inventory levels decreased from $14.8 million in 2000 to $10.5 million in 2001, primarily as a result of the sale of the slipper brands in 2001. Accounts receivable decreased to $8.2 million in 2001 from $14.6 million in 2000. Accounts receivable days decreased from 123 days in 2000 to 77 days in 2001, reflective of decreased terms and stronger cash collections being experienced.

During 2001, the Company generated approximately $1.3 million in cash from operating activities. In 2000, the Company used approximately $3.8 million in cash from operating activities, and in 1999 the Company generated approximately $.712 million in cash from operating activities. The principal components of cash flow from operations were changes in accounts receivable, inventories and accounts payable, and the termination of the defined benefit pension plan. Working capital at the end of 2001 was approximately $5.4 million, compared to negative $1.6 million at the end of 2000. The Company's current ratio, the relationship of current assets to current liabilities, increased from 0.95 in 2000 to 1.32 in 2001.

Capital expenditures approximated $20,000 in 2001, as compared to $360,000 in 2000 and $169,000 in 1999.

Management is not aware of any known demands, commitments, or events that would materially affect its liquidity. There are no material expenditures or commitments, which would affect capital resources in a significant way. Cash generated by operations, supplemented by borrowings, should cover planned requirements.

Related Party Transactions

Riedman Corporation, a holding company which, until January, 2000, included a commercial agency, obtained property and casualty insurance for the Company. During 2000 and 1999, the company paid $162,569, and $234,700, respectively, for such coverage.

In connection with the bank financing, the Company has required the guaranties of Riedman Corporation. In consideration therefor, the Board of Directors (Mr. Riedman abstaining) granted Riedman Corporation two options for 50,000 shares each to purchase Daniel Green common stock for 10 years. The first was granted on September 1, 1999 and has an exercise price of $4.75 per share, $1.00 per share more than the market price on that date. The second was granted on January 19, 2001 and has an exercise price of $4.00 per share, the market price on that date.

In order to assist the Company with its working capital requirements, Mr. Riedman loaned the Company $750,000 on April 11, 2001. The note evidencing the indebtedness is due in one year and is convertible into 203,804 shares of common stock at $3.68, the market price of the stock on that date. (Mr. Riedman has indicated his intention to exercise his conversion right.) At the same time, Mr. Riedman was granted an option to purchase 25,000 shares for 10 years at $3.68 per share. The Company's continuing cash requirements necessitated an increase in the Company's bank line and on June 1, 2001 Mr. Riedman guaranteed a portion thereof for which he was granted an option to purchase 50,000 shares for 10 years at $3.50 per share, the market price of the stock on that date.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, there was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during 2001.

Effective April 1, 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Serving of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. The Company does not expect that the adoption of this standard will have any impact on its consolidated financial statements.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Goodwill amortization totaling $204,033 in 2001 will not be recognized in 2002. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the standard. The Company is currently evaluating the impact of impairment, if any, that the adoption of this standard will have on its consolidated financial statements.

Item 7.   Selected Financial Data


     Daniel Green Company

     Consolidated Financial Statements as of
     December 31, 2001 and 2000, and for Each of the Three Years in the Period Ended
     December 31, 2001 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Daniel Green Company

We have audited the accompanying consolidated balance sheets of Daniel Green Company and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



February 13, 2002

DANIEL GREEN COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                   2001                2000
CURRENT ASSETS:
  Cash                                                                               $  1,161,101        $      1,395
  Accounts receivable (less allowances of $1,468,000 in 2001
    and $2,249,000 in 2000)                                                             8,197,086          14,601,499
  Inventories                                                                          10,453,420          14,758,949
  Note receivable                                                                       1,577,698                  --
  Other current assets                                                                    204,162             193,757
  Deferred income tax asset - current                                                     636,470             654,491
                                                                                     ------------        ------------
        Total current assets                                                           22,229,937          30,210,091

PROPERTY - net                                                                          1,757,289           2,054,578

OTHER ASSETS:
  Other assets, net                                                                       251,528           1,304,074
  Goodwill, net                                                                         1,645,476             450,102
  Other receivable                                                                      1,693,103                  --
  Deferred income tax asset                                                                    --             795,038
  Prepaid pension costs                                                                        --           3,610,518
                                                                                     ------------        ------------
        Total other assets                                                              3,590,107           6,159,732
                                                                                     ------------        ------------

TOTAL ASSETS                                                                         $ 27,577,333        $ 38,424,401
                                                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable - line of credit                                                      $  8,200,365        $ 12,500,000
  Accounts payable                                                                      1,586,384           9,158,314
  Accrued expenses                                                                      1,248,407           1,038,078
  Notes payable - current                                                               4,016,485           6,416,743
  Liability to former stockholders                                                      1,805,951           1,805,951
  Income taxes payable                                                                     15,447             898,364
                                                                                     ------------        ------------
        Total current liabilities                                                      16,873,039          31,817,450

OTHER LIABILITIES:
  Notes payable - noncurrent                                                            2,611,645               9,320
  Deferred income tax liability                                                           641,090                  --
  Other liability                                                                              --             700,000
                                                                                     ------------        ------------
        Total other liabilities                                                         3,252,735             709,320
                                                                                     ------------        ------------
        Total liabilities                                                              20,125,774          32,526,770

STOCKHOLDERS' EQUITY:
  Common stock - $2.50 par value; 6,000,000 and 4,000,000 shares authorized in
    2001 and 2000, respectively; 2,089,626 and 1,698,329 shares issued
    in 2001 and 2000, respectively                                                      5,224,065           4,245,823
  Additional paid-in-capital                                                            2,088,977             815,940
  Retained earnings                                                                     2,676,162           1,305,759
                                                                                     ------------        ------------
                                                                                        9,989,204           6,367,522
  Less:  Treasury stock at cost, 523,575 and 120,601 shares in 2001
    and 2000, respectively                                                             (2,537,645)           (469,891)
                                                                                     ------------        ------------
        Total stockholders' equity                                                      7,451,559           5,897,631
                                                                                     ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 27,577,333        $ 38,424,401
                                                                                     ============        ============


See notes to consolidated financial statements.

DANIEL GREEN COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------

                                                2001              2000               1999
NET SALES                                   $46,851,455       $ 33,179,232        $ 14,867,332
                                            -----------       ------------        ------------
OPERATING EXPENSES:
  Cost of goods sold                         31,438,955         22,232,692          11,971,909
  Selling and administrative expenses        11,916,822         10,720,825           4,713,074
  Other expense, net                            375,464                 --                  --
                                            -----------       ------------        ------------

      Total operating expenses               43,731,241         32,953,517          16,684,983
                                            -----------       ------------        ------------

OPERATING INCOME (LOSS)                       3,120,214            225,715          (1,817,651)

INTEREST EXPENSE                              1,683,020          1,362,770             193,116
                                            -----------       ------------        ------------

EARNINGS (LOSS) BEFORE INCOME TAXES           1,437,194         (1,137,055)         (2,010,767)

INCOME TAX EXPENSE (BENEFIT)                     66,791           (454,822)           (482,570)
                                            -----------       ------------        ------------

NET EARNINGS (LOSS)                         $ 1,370,403       $   (682,233)       $ (1,528,197)
                                            ===========       ============        ============

NET EARNINGS (LOSS) PER COMMON
  SHARE:
    Basic                                   $       .87       $       (.43)       $       (.97)
                                            ===========       ============        ============
    Diluted                                 $       .83       $       (.43)       $       (.97)
                                            ===========       ============        ============

See notes to consolidated financial statements.

DANIEL GREEN COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------

                                     Common Stock             Additional                       Treasury Stock
                             -----------------------------     Paid-In      Retained    ------------------------------
                                   Shares        Amount        Capital      Earnings        Shares         Amount          Total

Balance, January 1, 1999          1,698,329    $4,245,823    $  741,303    $ 3,516,189     (123,401)    $  (592,323)    $ 7,910,992

Purchases of treasury stock              --            --            --             --      (65,704)       (259,854)       (259,854)

Allocation of shares in
  Company sponsored
  defined contribution plan              --            --            --             --       58,118         278,965         278,965

Issuance of common stock
  options in consideration for
  a debt guarantee                       --            --        74,637             --           --              --          74,637

Net loss, 1999                           --            --            --     (1,528,197)          --              --      (1,528,197)
                                  ---------    ----------    ----------    -----------     --------     -----------     -----------

Balance, December 31, 1999        1,698,329     4,245,823       815,940      1,987,992     (130,987)       (573,212)      6,476,543

Purchases of treasury stock              --            --            --             --      (47,732)       (175,645)       (175,645)

Allocation of shares in
  Company sponsored
  defined contribution plan              --            --            --             --       58,118         278,966         278,966

Net loss, 2000                           --            --            --       (682,233)          --              --        (682,233)
                                  ---------    ----------    ----------    -----------     --------     -----------     -----------

Balance, December 31, 2000        1,698,329     4,245,823       815,940      1,305,759     (120,601)       (469,891)      5,897,631

Issuance of common stock            391,297       978,242     1,036,938             --           --              --       2,015,180

Unallocated shares held in
  the Company sponsored
  defined contribution plan              --            --            --             --     (391,297)     (2,015,180)     (2,015,180)

Purchases of treasury stock              --            --            --             --      (11,677)        (52,574)        (52,574)

Issuance of common stock
  options in consideration for
  debt and debt guarantees               --            --       236,099             --           --              --         236,099

Net earnings, 2001                       --            --            --      1,370,403           --              --       1,370,403
                                  ---------    ----------    ----------    -----------     --------     -----------     -----------

Balance, December 31, 2001        2,089,626    $5,224,065    $2,088,977    $ 2,676,162     (523,575)    $(2,537,645)    $ 7,451,559
                                  =========    ==========    ==========    ===========     ========     ===========     ===========

See notes to consolidated financial statements.

DANIEL GREEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------

                                                                       2001              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $ 1,370,403       $   (682,233)      $(1,528,197)
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                     709,639            430,368           297,086
    Loss on pension plan termination, net of excise tax             1,357,070                 --                --
    Noncash debt issuance expense                                      48,955                 --                --
    Allocation of shares in defined contribution plan                      --            278,966           278,965
    Loss on impairment of assets                                           --            208,066                --
    Gain on sale of property and equipment                           (142,198)                --                --
    Gain on sale of slipper brands                                 (1,196,048)                --                --
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, net                                    6,404,413         (5,775,887)           38,367
        Inventories                                                 1,026,155         (5,292,694)        1,938,644
        Other current assets                                          (10,405)           (56,032)          (21,450)
        Income taxes receivable                                            --                 --           387,142
        Other noncurrent assets                                         8,695             71,413            36,084
        Deferred income tax asset/liability                            46,047           (458,916)         (484,776)
        Prepaid pension credit                                       (124,152)          (194,517)               --
      Increase (decrease) in:
        Accounts payable                                           (7,571,930)         7,841,498          (284,361)
        Accrued expenses                                              210,329           (150,305)           54,339
        Income taxes payable                                         (882,917)           (22,543)               --
                                                                  -----------       ------------       -----------
      Net cash provided (used) by operating activities              1,254,056         (3,802,816)          711,843
                                                                  -----------       ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                              (18,627)          (359,694)         (169,588)
  Proceeds from disposal of property and equipment                    212,198              2,058            22,475
  Proceeds from pension plan termination, net                         362,420                 --                --
  Proceeds from sale of slipper brands                              1,484,621                 --                --
  Acquisition of business, net of cash acquired                            --        (15,148,084)               --
  Proceeds from notes receivable                                           --          4,000,000                --
                                                                  -----------       ------------       -----------
      Net cash provided (used) by investing activities              2,040,612        (11,505,720)         (147,113)
                                                                  -----------       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings on note payable - line of credit       (4,299,635)        10,596,922           758,986
  Proceeds from notes payable                                       3,850,000          6,000,000             7,950
  Repayments of notes payable                                      (3,647,933)          (519,778)         (390,894)
  Issuance of common stock                                          2,015,180                 --                --
  Purchases of treasury stock                                         (52,574)          (175,645)         (259,854)
  Debt issuance and other costs                                            --            (69,383)         (463,139)
  Other noncurrent liabilities                                             --           (747,264)               --
                                                                  -----------       ------------       -----------
      Net cash (used) provided by financing activities             (2,134,962)        15,084,852          (346,951)
                                                                  -----------       ------------       -----------

NET INCREASE (DECREASE) IN CASH                                     1,159,706           (223,684)          217,779

CASH, BEGINNING OF YEAR                                                 1,395            225,079             7,300
                                                                  -----------       ------------       -----------

CASH, END OF YEAR                                                 $ 1,161,101       $      1,395       $   225,079
                                                                  ===========       ============       ===========

                                                                     (Continued)
See notes to consolidated financial statements.

DANIEL GREEN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------------------

                                                                      2001             2000              1999
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                    $1,604,650        $1,381,752         $191,726
                                                                  ==========        ==========         ========
      Income taxes                                                $  901,264        $    2,469         $  2,742
                                                                  ==========        ==========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  OPERATING AND FINANCING ACTIVITIES:
    During 2001, the Company sold slipper brand net assets for receivables of $3,270,801. The Company issued common stock options valued at $236,099 in consideration for debt and debt guarantees.
    During 2000, the Company incurred a liability totaling $1,050,000 related to an acquisition of assets.
    During 1999, the Company issued common stock options valued at $74,637 in consideration for a debt guarantee.

                                                                     (Concluded)

See notes to consolidated financial statements.

DANIEL GREEN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - The Company is engaged primarily in the import and sale of leisure footwear. Sales are made principally to retailers in the United States.

      On December 28, 2001, the Company sold its Daniel Green and L.B. Evans slipper brands to an independent third party for approximately $4,755,000. The recorded value of the net assets sold was approximately $3,559,000 which included inventory, related other assets and a related liability. The sale price includes guaranteed, minimum royalty payments at a present value of approximately $1,693,000 to be received over the next four years and is included in the other receivable balance in the accompanying 2001 consolidated balance sheet. The Company also recorded a note receivable for approximately $1,578,000 which is due June 30, 2002 from the purchaser. This transaction resulted in a gain of approximately $1,196,000 which is included in other expense, net in the accompanying 2001 consolidated statement of operations (see Note 8).

      On March 30, 2000, the Company purchased all of the outstanding shares of Penobscot Shoe Company ("Penobscot") from a related party for approximately $18,218,000, including direct costs of the acquisition. Penobscot is also engaged in the import and sale of footwear. The acquisition of Penobscot has been accounted for under the purchase method of accounting and accordingly, the operating results of Penobscot have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price to the fair market value of assets and liabilities acquired was finalized in 2001 and totalled approximately $20,387,000 and $4,031,000 respectively. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired ("goodwill") was approximately $1,862,000 which is being amortized on a straight-line basis over 15 years.

      The 2000 results of operations on a proforma basis, assuming the Penobscot acquisition occurred at the beginning of 2000, are as follows:

                                             2000
                                          (Unaudited)

        Net sales                        $ 39,693,000
                                         ============

        Net loss                         $    (43,000)
                                         ============

        Net loss per common share        $      (0.03)
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

                  Buildings                        20 years
                  Machinery and equipment          10 years
                  Computers                         4 years
                  Vehicles                          4 years
                  Furniture and fixtures            8 years

      Other Assets - Other assets consist primarily of deferred financing costs as of December 31, 2001 and deferred financing costs and purchased intangibles as of December 31, 2000. Deferred financing costs are being amortized over the term of the related debt instruments. Accumulated amortization as of December 31, 2001 and 2000 totalled $329,636 and $216,060, respectively.

      Goodwill - Goodwill is being amortized on a straight-line basis over 15 years.

      Asset Impairments - The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value. The Company recorded an impairment loss associated with property totaling approximately $208,000 in 2000 (see Note 8). The impairment loss in 2000 is included in selling and administrative expenses.

      Revenue Recognition - Revenues are recognized when products are shipped since all risk of loss transfers to the Company's customer upon shipment. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded.

      Shipping and Handling Fees and Costs - Amounts billed to customers related to shipping and handling are included in net sales. Related costs incurred are included in cost of goods sold.

      Research and Development Costs - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were approximately $229,000 in 2001, $320,000 in 2000 and $125,000 in 1999.

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

      Per Share Data - Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

                                                       2001            2000            1999
       Basic earnings (loss) per share:
         Numerator:
           Net earnings (loss)                             $1,370,403      $  (682,233)      $(1,528,197)
                                                           ----------      -----------       -----------
         Denominator:
           Weighted average common shares outstanding       1,568,844        1,570,595         1,569,086
                                                           ----------      -----------       -----------

       Basic earnings (loss) per share                     $      .87      $      (.43)      $      (.97)
                                                           ==========      ===========       ===========

       Diluted earnings (loss) per share:
         Numerator:
           Net earnings (loss)                             $1,370,403      $  (682,233)      $(1,528,197)
           Interest on convertible debt                        59,062               --                --
                                                           ----------      -----------       -----------
           Net earnings (loss) and effect of
             assumed conversions                            1,429,465         (682,233)       (1,528,197)
                                                           ----------      -----------       -----------
         Denominator:
           Weighted average common shares outstanding       1,568,844        1,570,595         1,569,086
           Effect of stock options outstanding                    324               --                --
           Effect of convertible debt                         152,853               --                --
                                                           ----------      -----------       -----------
           Weighted average common and potential
             common shares outstanding                      1,722,021        1,570,595         1,569,086
                                                           ----------      -----------       -----------

       Diluted earnings (loss) per share                   $      .83      $      (.43)      $      (.97)
                                                           ==========      ===========       ===========

      Options to purchase shares of common stock which totalled 73,120, 140,500 and 75,000 in 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

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

      Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. As permitted in that standard, the Company has elected to continue to follow recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended December 31, 2001, 2000 and 1999.

      Segments - The Company operates in only one business segment. In addition, the Company's internal reporting does not make it practicable to provide information on net sales earned from different styles of footwear or from different geographic locations. Long-lived assets are entirely located in the United States. Sales to one customer in 2001 totalled approximately $5,239,000, or 11 percent of the Company's net sales in 2001. Sales to any one customer in 2000 did not exceed 10% of the Company's net sales in that year. Sales to one customer totalled approximately $1,790,000 or 12 percent of the Company's net sales in 1999. Ten major customers represented approximately 38% of net sales in 2001; most of these same customers represented 45% of net sales in 2000, and 52% of net sales in 1999. Due to the uncertain nature of the retail industry, the loss of any one or more of these customers could have a material adverse effect on the Company's business.

      Recent Accounting Pronouncements - Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities. As a result, there was no effect on the Company's consolidated financial position, results of operations or cash flows resulting from the adoption of SFAS No. 133, as amended, during 2001.

      Effective April 1, 2001, the Company adopted SFAS No. 140, Accounting for Transfers and Serving of Financial Assets and Extinguishment of Liabilities, which replaces SFAS No. 125. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      The Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001. The Company does not expect that the adoption of this standard will have any impact on its consolidated financial statements.

      SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Goodwill amortization totalling $204,033 in 2001 will not be recognized in 2002. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the standard. The Company is currently evaluating the impact of impairment, if any, that the adoption of this standard will have on its consolidated financial statements.

      Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001.

2.    PROPERTY

      Property as of December 31 consisted of the following:

                                            2001            2000

       Land and buildings                $1,628,581     $1,698,581
       Machinery and equipment               90,070         90,070
       Computers                            582,529        562,529
       Vehicles                              47,430         47,430
       Furniture and fixtures                34,566         34,301
                                         ----------     ----------
                                          2,383,176      2,432,911
       Less accumulated depreciation        625,887        378,333
                                         ----------     ----------
       Property - net                    $1,757,289     $2,054,578
                                         ==========     ==========

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 totalled $245,916, $166,642 and $237,561, respectively.

3.    BENEFIT PLANS

      Defined Benefit Pension Plan

      During 2001, the Company completed the termination of the Penobscot defined benefit pension plan. On the date of termination the Company received cash totalling $2,377,600, which was less than the carrying value of the prepaid pension cost asset on the termination date of $3,734,670, resulting in a loss of $1,357,070. The loss was increased by an excise tax totalling $356,640, which resulted in a total loss on this transaction totalling $1,713,710. This amount is included in other expense in the 2001 consolidated statement of operations (see Note 8).

      The Plan covered substantially all of its employees and it was the Company's policy to fund retirement costs as accrued.

      The following table sets forth the plan's funded status as of December 31, 2000:

                                                                                2000
The change in the benefit obligation is:
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
                                                                            ===========


      The discount rate and the expected long-term rate of return on plan assets used in determining the actuarial present value of the projected benefit obligation as of December 31, 2000 were 6% and 7.5%, respectively. The discount rate and the expected long-term rate of return on plan assets used in determining the actuarial present value of the project benefit obligation as of March 30, 2000 were 7.5% and 7.5%, respectively.

      The net pension income for 2001 and 2000 included the following components:

                                                                 2001           2000
       Interest cost                                          $(106,138)     $(171,032)
       Actual return on plan assets                             237,463        379,791
       Amortization of loss                                      (7,173)            --
       Service cost                                                  --        (14,602)
                                                               ---------      ---------

       Net pension income                                      $ 124,152      $ 194,157
                                                               =========      =========

      Defined Contribution Plan

      The Company has a defined contribution 401(k) savings plan ("the Plan") covering substantially all employees of the Company. Following the termination of its defined benefit pension plan, the Company contributed cash of $2,015,180 to the Plan. Subsequently, the Plan acquired 391,297 shares of the Company's common stock at a price per share of $5.15, which was based on an independent appraisal. There were no allocated shares at December 31, 2001. The unallocated shares in the Plan have been classified as treasury stock in stockholders' equity. Compensation expense will be recognized as the shares are allocated to the participants which is expected to occur over a seven-year period. In addition, the Company's matching contribution to the Plan totalled $26,705, $11,424 and $45,429 in 2001, 2000 and 1999, respectively.

4.    DEBT

      Notes Payable - Subsequent to December 31, 2001, the Company entered into a new loan agreement with its existing bank. The new terms of the agreement were used to determine the current and noncurrent portions of its long-term debt as of December 31, 2001. The loan agreement consists of a revolving line of credit ("revolver"), a term loan facility in the amount of $3,000,000, a supplemental loan facility in the amount of $969,048 and a bridge loan in the amount of $1,500,000. Under the terms of the new agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $12,500,000 minus a $1.7 million letter of credit available for the dissenting Penobscot shareholders (see Note 6), and will be decreased to $11,000,000 on July 20, 2002. The revolver expires on December 20, 2005 and has an interest rate of LIBOR plus 225 basis points (LIBOR was 1.87% on December 31, 2001). Effective January 1, 2003, the interest rate ranges from LIBOR plus 175 to 300 basis points depending on the level of the Company's debt to earnings ratio. The revolver is secured by accounts receivable, inventory and equipment. The term loan is payable through December 20, 2005 and is also secured by accounts receivable, inventory and equipment. The supplemental loan facility is due in 2002 and the bridge loan is due in full on June 30, 2002. The term loan is subject to similar interest rate ranges as the revolver.

      The Company has a note payable to a major stockholder due April 11, 2002. This note is convertible at the stockholder's option into 203,804 shares of the Company's common stock.

      The balance owed under the Company's revolving line of credit as of December 31, 2001 and 2000 totaled $8,200,365 and $12,500,000, respectively.

      Long-term debt as of December 31 consisted of the following:

                                                                       2001          2000
       Term loan payable to bank in quarterly installments
       of $187,500 through December 20, 2005, interest
       due monthly at LIBOR plus 250 basis points                  $2,967,785     $5,625,000

       Mortgage note payable to bank in monthly installments
       of approximately $5,784, including interest, through
       September 2009, secured by property                            441,297        768,780

       Note payable to bank in full in 2002, interest at LIBOR
       plus 225 basis points                                          969,048             --

       Note payable to bank in full on June 30, 2002, interest
       due monthly at LIBOR plus 225 basis points                   1,500,000             --

       Convertible note payable to major stockholder in
       full on April 11, 2002, interest due quarterly at 15%          750,000             --

       Other                                                               --         32,283
                                                                   ----------     ----------
                                                                    6,628,130      6,426,063
       Less:  current portion                                       4,016,485      6,416,743
                                                                   ----------     ----------

       Noncurrent portion                                          $2,611,645     $    9,320
                                                                   ==========     ==========

      The aggregate principal payments of notes payable are as follows:

                     2002                                          $4,016,485
                     2003                                             801,254
                     2004                                             803,552
                     2005                                             773,738
                     2006                                              58,461
                     Thereafter                                       174,640
                                                                   ----------

                     Total                                         $6,628,130
                                                                   ==========

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

      Letter of Credit - During 2000, the Company routinely used letters of credit when entering into inventory purchase transactions with foreign vendors. At December 31, 2000, these outstanding letters of credit totaled approximately $370,000.

5.    INCOME TAXES

      The income tax expense (benefit) consists of:

                           2001             2000             1999

        Current:
          Federal       $   8,003        $      --        $      --
          State            12,741            4,094            2,206
                        ---------        ---------        ---------
                           20,744            4,094            2,206
                        ---------        ---------        ---------

        Deferred:
          Federal          40,144         (410,353)        (385,799)
          State             5,903          (48,563)         (98,977)
                        ---------        ---------        ---------
                           46,047         (458,916)        (484,776)
                        ---------        ---------        ---------

        Total           $  66,791        $(454,822)       $(482,570)
                        =========        =========        =========

      The difference between tax computed at the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows:

                                                       2001             2000             1999
        Expense (benefit) at statutory rate         $ 488,646        $(386,599)       $(683,657)
        State and other taxes, net of federal
          tax benefit                                  12,305          (36,130)           1,456
        Items not deductible                          197,568            6,938
        Reduction in state net operating loss              --           12,115
          due to rate change
        Change in valuation allowance                (647,116)         (80,127)         287,243
        Other                                          15,388           28,981          (87,612)
                                                    ---------        ---------        ---------
        Income tax expense (benefit)                $  66,791        $(454,822)       $(482,570)
                                                    =========        =========        =========

      As of December 31, 2001, the Company has approximately $2,349,000 of federal net operating loss carryforwards which begin to expire in 2019. The Company has an alternative minimum tax (AMT) credit carryforward of $57,077 which will never expire. The Company has approximately $3,919,000 of net operating loss carryforwards available for New York State tax purposes, which begin to expire in 2011.

      Components of the Company's deferred income tax asset (liability) as of December 31, 2001 and 2000 are as follows:

                                                                2001
                                                      -------------------------
                                                      Current        Noncurrent
        Assets

        Non-deductible bad debt reserves            $ 572,650        $      --
        Uniform capitalization of inventory            65,325               --
        Other accruals                                 18,806               --
        Net operating loss carryforwards                   --          958,434
        Compensation                                       --           55,279
        AMT credit carryforward                            --           57,077
        Charitable contribution                            --          212,571

        Liabilities

        Installment sale gain                              --         (551,070)
        Pension                                            --         (785,920)
        Depreciation                                       --         (547,773)
        Valuation allowance                           (20,311)         (39,689)
                                                    ---------        ---------

        Deferred income tax asset (liability)       $ 636,470        $(641,091)
                                                    =========        =========

                                                               2001
                                                     -------------------------
                                                     Current        Noncurrent
        Assets

        Non-deductible bad debt reserves           $ 691,470        $        --
        Uniform capitalization of inventory           57,720                 --
        Non-deductible sales allowances              185,250                 --
        Other accruals                                39,328                 --
        Net operating loss carryforwards                  --          1,311,674
        Compensation                                      --             58,885
        AMT credit carryforward                           --             49,074
        Charitable contribution                           --            262,603

        Liabilities

        Depreciation                                      --           (499,359)
        Valuation allowance                         (319,277)          (387,839)
                                                   ---------        -----------

        Deferred income tax asset                  $ 654,491        $   795,038
                                                   =========        ===========

6.    LIABILITY TO FORMER STOCKHOLDERS

The accompanying consolidated balance sheets as of December 31, 2000 includes an obligation of approximately $1,806,000 to dissenting stockholders of Penobscot. This liability arose prior to the Company's acquisition of Penobscot and was assumed by the Company. The Company has a letter of credit totalling $1,700,000 which has been designated for this obligation.

7.    STOCKHOLDERS' EQUITY

      During 2001, the Company replaced its 1995 Stock Incentive Plan with the 2001 Long-Term Incentive Plan, although stock options outstanding under the 1995 Stock Incentive Plan will still be honored by the Company. Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees of the Company, including those that are also directors and officers, non-employee directors and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. Options may also be granted as part of an employment offer. The Company has reserved 300,000 shares of its common stock for issuance under the Plan. Options can be exercised at the fair market value of the Company's common stock on the date of grant. The Plan is administered by the compensation committee of the Board of Directors.

      The stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                       2001           2000           1999
        Options outstanding, beginning of year        65,500         75,000         87,000

        Options granted                               32,245         65,500             --
        Options cancelled                             (8,500)       (75,000)       (12,000)
                                                     -------        -------        -------

        Options outstanding, end of year              89,245         65,500         75,000
                                                     =======        =======        =======

        Options exercisable, end of year              44,625         32,750             --
                                                     =======        =======        =======


      The outstanding options as of December 31, 2001 have an exercise price ranging from $3.45-$3.56 per share and expire at various dates through September 2011.

      The Company follows the disclosures-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma information regarding the Company's net earnings (loss) and related per share amounts as required by SFAS No. 123 are as follows:

                                                      2001               2000                1999
        Net earnings (loss):
          As reported                            $   1,370,403       $  (682,233)       $  (1,528,197)
          Pro forma                              $   1,338,539       $  (754,534)       $  (1,514,583)

        Basic earnings (loss) per share:
          As reported                            $         .87       $      (.43)       $        (.97)
          Pro forma                              $         .86       $      (.48)       $        (.97)

        Diluted earnings (loss) per share:
          As reported                            $         .83       $      (.43)       $        (.97)
          Pro forma                              $         .81       $      (.48)       $        (.97)

      The weighted average fair value of options granted in 2001 and 2000 is estimated as $1.08 and $1.10, respectively, and the weighted average fair value of the options outstanding as of 2001, 2000 and 1999 is estimated as $1.06, $1.10 and $1.33, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     2001        2000          1999

        Expected life             8.4 years    9.0 years    5.5 years
        Volatility                    24.81%       28.70%       30.63%
        Risk-free interest rate        4.96%        6.06%        6.50%
        Dividend yield                    0%           0%           0%


      In addition to the options outstanding under the Plan, the Company has granted options to two separate major stockholders in consideration for debt or debt guarantees. Options outstanding and exercisable under these arrangements totalled 200,000 as of December 31, 2001 and 75,000 as of December 31, 2000 and 1999. The outstanding options at December 31, 2001 have an exercise-price ranging from $3.50-$4.75 per share and expire at various dates through June 2011. The Company accounts for these options in accordance with SFAS No. 123.

8.    OTHER EXPENSE

      Other expense, net consists primarily of the following for the year ended December 31, 2001; the gain of $1,196,048 as a result of the sale of the Company's slipper brands as described in Note 1; the loss of $1,713,710 as a result of the termination of the Penobscot defined benefit pension plan as described in Note 3; a net gain on the sale of property of $142,198.

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

      Based on a formal restructuring plan, the Company ceased its manufacturing operations completely during 1999. As a result, the Company's primary business activity, subsequent to closing manufacturing operations, has been to outsource entirely the production of its footwear and to distribute the footwear to its customers under the Company's label and certain private labels. As part of the restructuring, the Company incurred severance costs of $311,153 in 1999, of which $67,248 are included in selling and administrative expenses and $243,905 are included in cost of goods sold. Raw material inventory write-offs of $589,177 are also included in cost of goods sold in 1999 as part of the restructuring. As of December 31, 2000, there was no remaining liability for severance costs.


                                   * * * * * *

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     This information is contained in the Definitive Proxy Statement dated March 29, 2002, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 10.  Executive Compensation.

     This information is contained in the Definitive Proxy Statement dated March 29, 2002, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     This information is contained in the Definitive Proxy Statement dated March 29, 2002, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

Item 12.  Certain Relationships and Related Transactions.

     This information is contained in the Definitive Proxy Statement dated March 29, 2002, which has been filed with the Commission, and is incorporated by reference in this Form 10-KSB Annual Report.

                                     Part IV

Item 13.  Exhibits, List and Reports on Form 8-K.

     (a). Exhibits

          23.1 Consent of Deloitte & Touche LLP, Independent Auditors

          (24) Power of Attorney

     (b). Reports on Form 8-K.

          A Current Report on Form 8-K for the quarter ended December 31, 2001 was filed with the Commission on January 14, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DANIEL GREEN COMPANY
                                               (Registrant)


DATE: March 29, 2002                  By: /s/ James R. Riedman
                                          -------------------------------------
                                          James R. Riedman,
                                          Chairman and Chief Executive Officer


                                      By: /s/ Robert Pereira
                                          -------------------------------------
                                          Robert Pereira,
                                          Chief Financial Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

                                    DIRECTORS


/s/  Edward Bloomberg     *          /s/   Steven DePerrior      *
--------------------------           ----------------------------
     Edward Bloomberg                      Steven DePerrior


/s/  Gregory Harden       *          /s/   Gary E. Pflugfelder   *
--------------------------           ----------------------------
     Gregory Harden                        Gary E. Pflugfelder


/s/  James R. Riedman     *          /s/   Greg A. Tunney
--------------------------           ----------------------------
     James R. Riedman                      Greg A. Tunney


/s/  Wilhelm Pfander      *
--------------------------
     Wilhelm Pfander


                     *By:  /s/ James R. Riedman
                           -------------------------------------
                           James R. Riedman, as Attorney-in-Fact

DATE: March 29, 2002