Form 10-Q
period 2002-03-31
GREEN DANIEL CO
filed 2002-05-06
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________

Commission file number 0-774

                              DANIEL GREEN COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                      15-0327010
(State or Other Jurisdiction of                    (IRS Employer
Incorporation or Organization)                     Identification No.)

450 North Main Street, Old Town, Maine                 04468
(Address of Principal Executive Offices)             (Zip Code)

                                 (207) 827-4431
              (Registrant's Telephone Number, Including Area Code)

            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]  No [_]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_]  No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                       OUTSTANDING AT APRIL 3, 2002
Common, $2.50 par value                              2,090,777

                              DANIEL GREEN COMPANY
                                      INDEX

                                                                           Page
                                                                          Number

Index..........................................................................1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         March 31, 2002 and December 31, 2001..................................2

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         March 31, 2002 and December 31, 2001..................................3

Consolidated Statements of Operations for the three months ended
          March 31, 2002 and 2001..............................................4

Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001...............................................5

Notes to Consolidated Financial Statements.....................................6

Management Discussion & Analysis of Financial Condition and Results
         of Operations.........................................................9

PART II - Other Information...................................................10

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets

                                                     ASSETS
                                                     March 31,      December 31,
                                                       2002            2001
                                                   (Unaudited)          (*)
                                                   -----------      -----------
Current Assets:
Cash                                               $   358,614      $ 1,161,101
Accounts Receivable, trade
less allowances of $990,156 in 2002
         and $1,468,000 in 2001                      9,157,751        8,197,086

Deferred Income Tax Asset                              636,470          636,470

Finished Goods Inventories, at lower of
         cost (FIFO) or market:                      8,344,658       10,453,420

Notes Receivable                                     1,745,006        1,577,698
Other Current Assets                                   485,633          204,162
                                                   -----------      -----------
 Total Current Assets                               20,728,132       22,229,937

Property, plant & equipment:
Real Estate and Water Power, at cost                 1,628,581        1,628,581
Machinery & Equipment at cost                          854,595          754,595
                                                   -----------      -----------
                                                     2,483,176        2,383,176
Less: Accumulated Depreciation                         658,967          625,887
                                                   -----------      -----------
Property, plant & equipment, net                     1,824,209        1,757,289

Other Assets:
Other Assets, net                                      209,762          251,528
Goodwill, net                                        1,645,476        1,645,476
Other Receivable                                     1,693,103        1,693,103
                                                   -----------      -----------
 Total Other Assets                                  3,548,341        3,590,107
                                                   -----------      -----------
 Total Assets                                      $26,100,682      $27,577,333
                                                   ===========      ===========

(*) Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                           Consolidated Balance Sheets

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                March 31,          December 31,
                                                   2002               2001
                                               (Unaudited)             (*)
                                               ------------        ------------
Current Liabilities:

Notes Payable, line of credit                  $  5,850,365        $  8,200,365
Notes Payable, current                            3,608,952           4,016,485
Accounts Payable, trade                           2,530,567           1,586,384
Liability to former stockholder                   1,805,951           1,805,951
Income Tax Payable                                  393,206              15,447
Other Accrued Liabilities                           808,601           1,248,407
                                               ------------        ------------
 Total Current Liabilities                       14,997,642          16,873,039

Deferred Income Taxes                               641,090             641,090
Notes Payable, non-current                        2,405,285           2,611,645
                                               ------------        ------------
Total Other Liabilities                           3,046,375           3,252,735
                                               ------------        ------------
Total Liabilities                                18,044,017          20,125,774

 Stockholders' Equity:

Common Stock                                      5,224,065           5,224,065
Paid-in-excess of par value                       2,088,977           2,088,977
Retained Earnings                                 3,281,266           2,676,162
                                               ------------        ------------
                                                 10,594,308           9,989,204
Less: Treasury Stock                             (2,537,645)         (2,537,645)
                                               ------------        ------------
Total Stockholders' Equity                        8,056,663           7,451,559
                                               ------------        ------------
 Total Liabilities & Stockholders'
         Equity                                $ 26,100,682        $ 27,577,333
                                               ============        ============

(*) Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  March 31,           March 31,
                                                    2002                2001
                                                 -----------         -----------

Net Sales                                        $10,793,129         $10,917,492

Costs and Expenses
  Cost of Goods Sold                               6,960,609           6,940,772
  Selling, General &
    Administrative                                 2,592,376           3,104,360
 Interest Expense                                    231,638             491,771
                                                 -----------         -----------
Total Costs and Expenses                           9,784,623          10,536,903

Income before Income Tax
  Expense                                          1,008,506             380,589

Income Tax Expense                                   403,402             156,235
                                                 -----------         -----------
Net Income                                       $   605,104         $   224,354
                                                 ===========         ===========

Net Income (Loss) per Share:
  Basic                                          $      0.39         $      0.14
  Diluted                                        $      0.33         $      0.14

Shares Outstanding:
  Basic                                            1,566,051           1,571,316
  Diluted                                          1,889,173           1,572,124

See notes to consolidated financial statements.

                              DANIEL GREEN COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the Three Months Ended
                                                    March 31,        March 31,
                                                      2002             2001
                                                   -----------      -----------
Operating Activities:
Net Income                                         $   605,104      $   224,354
Adjustments to reconcile net income
  to net provided by operating activities:
     Depreciation and amortization                      74,847          229,831
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                        (960,665)       3,080,872
     Finished Goods Inventories                      2,108,762         (533,065)
    Other Current Assets                              (281,471)          39,489
    Other Assets                                      (167,308)               0
 Increases (decreases) in:
    Accounts Payable, trade                            944,184         (822,399)
    Other Accrued Liabilities                         (439,806)         494,020
    Income Taxes Payable                               377,759         (723,616)
                                                   -----------      -----------
Net cash provided by
    Operating Activities                             2,261,406        1,989,486

Investing Activities:
Purchase of property & equipment                      (100,000)               0
                                                   -----------      -----------
Net cash used in Investing Activities                 (100,000)               0

 Financing Activities:
  Net Paydown on Line of Credit                     (2,350,000)               0
  Net Paydown of Notes Payable                        (613,893)         846,646
  Purchase of Treasury Stock                                 0          (33,426)
                                                   -----------      -----------
Net Cash Provided (Used) in
      Financing Activities                          (2,963,893)         813,220
                                                   -----------      -----------
 Net Increase (Decrease) in Cash                      (802,487)       2,802,706

Cash at Beginning of Period                          1,161,101            1,395
                                                   -----------      -----------
 Cash at End of Period                             $   358,614      $ 2,804,101
                                                   ===========      ===========

                              DANIEL GREEN COMPANY
                   Notes to Consolidated Financial Statements

Note 1.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.

     The accounting policies used in preparing these statements are the same as those used in preparing the Company's consolidated financial statements for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2001.

Note 3.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001.

Goodwill amortization totaling $111,472 for the quarter ended March 31, 2001 was not recognized in the quarter ended March 31, 2002. There was no impact of impairment during the quarter ended March 31, 2002. The following summary presents unaudited pro-forma consolidated results of operations as if SFAS No. 142 had been adopted at the beginning of 2001 and includes an adjustment for the amount of goodwill amortization. The pro-forma results are for illustrative purposes only.

Quarter Ended March 31, 2001

In thousands, except for per share amounts (unaudited)

Reported net income                              $   224
Add back: goodwill amortization                      111
                                                 -------
Adjusted net income                              $   335
                                                 -------
Basic and Diluted Earnings per Share:

Reported earnings per share                      $   .14
Add back: goodwill amortization                      .07
                                                 -------
Adjusted earnings per share                      $   .21
                                                 -------

Note 4:

In addition to shares outstanding held by the public, the Company's defined contribution 401(k) savings plan holds approximately 390,000 shares which were issued during 2001 in connection with the termination of the defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are vested in employee accounts. This vesting is occurring over the course of the next six years. For basic income per share in 2002, the shares outstanding include the weighted average number of issued common shares, 2,089,626, less the shares held in treasury, 523,575. For diluted income per share in 2002, the shares outstanding include the aforementioned shares for basic income per share as well as dilutive stock options and the effect of convertible debt totaling 323,122 shares.

                              DANIEL GREEN COMPANY
           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001:

Net sales for the first quarter of 2002 were $10.8 million compared to $10.9 million for the same period in the prior year. Net sales in the first quarter of 2001 included $1 million in sales generated by previously divested brands. The growth rate in the Trotters(R) and SoftWalk(R) brands in the first quarter of 2002 vs. the first quarter of 2001 was approximately 9%.

Gross profits in the first quarter of 2002 were $3.8 million or 35.5% of net sales as compared to $3.9 million or 36.4% of net sales in the first quarter of 2001.

Selling, general and administrative expenses decreased to 24% of net sales or $2.6 million for the quarter ended March 31, 2002, as compared to 28.4% or $3.1 million for the same quarter in fiscal 2001. The costs in 2001 include amounts associated with supporting the sales of the previously divested brands.

During the first quarter of 2002, interest expense decreased by 47% to $232,000 as compared to $492,000 in the same period in 2001. Management anticipates that a further reduction in interest expense will be achieved in subsequent quarters. In the first quarter of 2002, the interest expense includes $28,125 related to a note paid on April 11, 2002 and $45,000 relating to non-recurring costs associated with financing inventory purchases.

The Company's effective tax rate for the first quarter of 2002 is 40% as compared to 41% in the first quarter of 2001.

During what has been described as a "very tough" early spring season by the industry, both Trotters(R) and SoftWalk(R) brands of the Company have continued to perform well at retail. This is a result of our brands maintaining a focused channel of distribution, growing the business with non-promotional retailers. Our order backlog position is currently running ahead of last year's results.

Liquidity and Capital Resources

As of March 31, 2002 Daniel Green Company had working capital of $5,730,490 vs. working capital of $5,356,898 at December 31, 2001. Working capital may vary from time to time as a result of seasonal requirements which are heightened during the first and third quarters, the timing of factory shipments and the need to increase inventories and support an in-stock position in anticipation of customers' orders, and the timing of accounts receivable collections.

The consolidated statement of cash flows for the first quarter of 2002 shows a decrease of cash since December 31, 2001. Net cash provided by operations was $2,261,406, primarily due to the decrease in inventories. Net cash used in financing activities, to pay down the line of credit and notes, was $2,963,893.

At the end of the first quarter of 2002, bank indebtedness was $11.1 million, a decrease of $3 million from the balance as of December 31, 2001. At the end of the first quarter of 2001, the bank indebtedness consisted of: line of credit balance, current of $5,850,000, notes payable current of $2,859,000 and notes payable non-current of $2,405,000. In addition, other indebtedness includes a liability relating to the dissenting shareholders of Penobscot of $1,805,951 and a convertible note for $750,000 which was converted in April, 2002.

In the first quarter of 2002 the Company entered into a new loan agreement with its existing bank. The new terms of the agreement were used to determine the current and non-current portions of its long-term debt as of March 31, 2002. The loan agreement consists of a revolving line of credit ("revolver"), a term loan facility in the amount of $3,000,000, a supplemental loan facility in the amount of $929,762 and a bridge loan in the amount of $1,500,000. Under the terms of the new agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $12,500,000 minus a $1.7 million letter of credit available for the dissenting Penobscot shareholders, and will be decreased to $11,000,000 on July 20, 2002. The revolver expires on December 20, 2005 and has an interest rate of LIBOR plus 225 basis points (LIBOR was 1.87% on March 31, 2002). Effective January 1, 2003, the interest rate ranges from LIBOR plus 175 to 300 basis points depending on the level of the Company's debt to earnings ratio. The revolver is secured by accounts receivable, inventory and equipment. The term loan is payable through December 20, 2005 and is also secured by accounts receivable, inventory and equipment. The supplemental loan facility is due in 2002 and the bridge loan is due in full on June 30, 2002. The term loan is subject to similar interest rate changes as the revolver.

The Company must meet certain restrictive financial covenants as agreed upon in the facility. Depending on the Company's future growth rate, funds may be required by operating activities. Management is not aware of any known demands, commitments, or events that would materially affect its liquidity. With continued use of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2002.

The principal market risk to which the Company is exposed is interest rates. The Company is exposed to interest rate risk primarily through its borrowing activities. Management's strategy for managing this risk associated with interest rate fluctuations is to hold interest bearing debt to the minimum and carefully assess the risks and rewards for incurring long-term debt.

Notes Regarding Forward-Looking Statements and Analyst Reports

"Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (the "S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate"' "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E,C., including Forms 10-Q, 10-K, and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company's products because of adverse political and economic factors or the imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition from other footwear brands; demographic changes; popularity of particular designs and products; seasonal and geographic demand for the Company's products; fluctuations and difficulty in forecasting operating results, including without limitation, the ability of the Company to continue, manage and forecast its growth and inventories; risk of unavailability or price increase in raw materials needed to make the Company's products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; increase cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks of doing business outside the United States, including without limitation, import duties, quotas, tariffs, and political and economic instability; changes in government regulation; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company's customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                              DANIEL GREEN COMPANY
                                   Registrant

Date: May 6, 2002                                 /s/ Robert M. Pereira
     ---------------                              ------------------------------
                                                  Robert M. Pereira
                                                  Chief Financial Officer


                                                  /s/ James R. Riedman
                                                  ------------------------------
                                                  James R. Reidman
                                                   Chief Executive Office