Form 10-Q
period 2002-06-30
PHOENIX FOOTWEAR GROUP INC
filed 2002-08-12
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-774

                          PHOENIX FOOTWEAR GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                15-0327010
      (State or Other Jurisdiction of                    (IRS Employer
       Incorporation or Organization)                 Identification No.)

   450 North Main Street, Old Town, Maine                     04468
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (207) 827-4431
              (Registrant's Telephone Number, Including Area Code)

                              DANIEL GREEN COMPANY
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                       OUTSTANDING AT JULY 31, 2002
Common, $0.01 par value                              2,152,859

                          PHOENIX FOOTWEAR GROUP, INC.
                                      INDEX

                                                                           Page
                                                                          Number

Index..........................................................................1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         June 30, 2002 and December 31, 2001...................................3

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         June 30, 2002 and December 31, 2001...................................4

Consolidated Statements of Operations for the three and six months ended
         June 30, 2002 and 2001................................................5

Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001................................................6

Notes to Consolidated Financial Statements.....................................7

Management Discussion & Analysis of Financial Condition and Results
         of Operations.........................................................8

PART II - Other Information...................................................12

                          PHOENIX FOOTWEAR GROUP, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                                    June 30,        December 31,
                                                      2002               2001
                                                  (Unaudited)            (*)
                                                  ------------      ------------
Current Assets:
Cash                                              $        200       $ 1,161,101
Accounts Receivable, trade
less allowances of $878,466 in 2002
         and $1,468,000 in 2001                      6,335,473         8,197,086

Deferred Income Tax Asset                              636,470           636,470

Finished Goods Inventories, at lower of
         cost (FIFO) or market:                      7,558,386        10,453,420

Notes Receivable                                     1,923,632         1,577,698
Other Current Assets                                   599,980           204,162
                                                  ------------       -----------
 Total Current Assets                               17,054,141        22,229,937

Property, plant & equipment:
Real Estate and Water Power, at cost                 1,628,581         1,628,581
Machinery & Equipment at cost                          856,420           754,595
                                                  ------------       -----------
                                                     2,485,001         2,383,176
Less: Accumulated Depreciation                         693,215           625,887
                                                  ------------       -----------
Property, plant & equipment, net                     1,791,786         1,757,289

Other Assets:
Other Assets, net                                      175,764           251,528
Goodwill, net                                        1,645,476         1,645,476
Other Receivable                                     1,693,103         1,693,103
                                                  ------------       -----------
 Total Other Assets                                  3,514,343         3,590,107
                                                  ------------       -----------
 Total Assets                                     $ 22,360,270       $27,577,333
                                                  ============       ===========

(*) Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                          PHOENIX FOOTWEAR GROUP, INC.
                           Consolidated Balance Sheets

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                  June 30,         December 31,
                                                    2002               2001
                                                (Unaudited)             (*)
                                               ------------        ------------
Current Liabilities:

Notes Payable, line of credit                  $  1,858,883        $  8,200,365
Notes Payable, current                            1,500,000           4,016,485
Accounts Payable, trade                           2,988,707           1,586,384
Liability to former stockholder                   1,805,951           1,805,951
Income Tax Payable                                  609,194              15,447
Other Accrued Liabilities                           801,575           1,248,407
                                               ------------        ------------
 Total Current Liabilities                        9,564,310          16,873,039

Deferred Income Taxes                               641,090             641,090
Notes Payable, non-current                        3,000,000           2,611,645
                                               ------------        ------------
Total Other Liabilities                           3,641,090           3,252,735
Total Liabilities                                13,205,400          20,125,774

 Stockholders' Equity:

Common Stock                                      5,735,450           5,224,065
Paid-in-excess of par value                       2,333,030           2,088,977
Retained Earnings                                 3,624,035           2,676,162
                                               ------------        ------------
                                                 11,692,515           9,989,204
Less: Treasury Stock                             (2,537,645)         (2,537,645)
                                               ------------        ------------
Total Stockholders' Equity                        9,154,870           7,451,559
                                               ------------        ------------
 Total Liabilities & Stockholders'
         Equity                                $ 22,360,270        $ 27,577,333
                                               ============        ============

(*) Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                          PHOENIX FOOTWEAR GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                     Three Months Ended                Six Months Ended
                                   June 30,       June 30,         June 30,         June 30,
                                    2002            2001             2002             2001
                                 ----------     ------------      -----------     ------------
Net Sales                        $8,446,234     $  8,399,823      $19,239,363     $ 19,317,315

Costs and Expenses
  Cost of Goods Sold              5,363,321        5,364,824       12,323,930       12,305,596
  Selling, General &
    Administrative                2,408,240        2,504,759        5,000,616        5,609,119
  Other Expense-Pension                   0        1,713,710                0        1,713,710
 Interest Expense                   103,228          517,963          334,866        1,009,734
                                 ----------     ------------      -----------     ------------

Total Costs and Expenses          7,874,789       10,101,256       17,659,412       20,638,159

Income/(Loss) before Income
  Tax Expense/(Benefit)             571,445       (1,701,433)       1,579,951       (1,320,844)

Income Tax Expense/(Benefit)        228,675         (474,158)         632,078         (317,923)
                                 ----------     ------------      -----------     ------------
Net Income/(Loss)                $  342,770     $ (1,227,275)     $   947,873     $ (1,002,921)
                                 ==========     ============      ===========     ============
Net Income (Loss) per Share:
  Basic                          $     0.19     $      (0.78)     $      0.57     $      (0.64)
  Diluted                        $     0.17     $      (0.78)     $      0.49     $      (0.64)

Shares Outstanding:
  Basic                           1,770,355        1,572,486        1,668,203        1,570,549
  Diluted                         1,976,124        1,572,486        1,932,648        1,570,549

See notes to consolidated financial statements.

                          PHOENIX FOOTWEAR GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      For the Six Months Ended
                                                     June 30,         June 30,
                                                       2002             2001
                                                   -----------      -----------
Operating Activities:
Net Income                                         $   947,873      $(1,002,921)
Adjustments to reconcile net income
  to net provided by operating activities:
     Depreciation and amortization                     143,092          408,638
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                       1,861,613        7,733,448
     Finished Goods Inventories                      2,895,034       (1,934,089)
    Other Current Assets                              (395,818)        (552,218)
    Other Assets                                      (345,934)               0
 Increases (decreases) in:
    Accounts Payable, trade                          1,402,323       (6,112,379)
    Other Accrued Liabilities                         (446,832)        (557,927)
    Income Taxes Payable                               593,747         (844,167)
    Prepaid Pension                                          0        3,610,518
                                                   -----------      -----------
Net cash provided by Operating Activities            6,655,098          748,903

Investing Activities:
Purchase of property & equipment                      (101,825)               0
                                                   -----------      -----------
Net cash used by Investing Activities                 (101,825)               0

 Financing Activities:
  Net Paydown on Line of Credit                     (6,341,482)      (2,922,819)
  Net (Paydown)/Borrowings of Notes Payable         (1,378,130)       2,336,981
  Purchase of Treasury Stock                                 0          (40,611)
  Issuance of Common Stock                               5,438
                                                   -----------      -----------
Net cash used in financing activities               (7,714,174)        (626,449)
                                                   -----------      -----------
 Net Increase (Decrease) in Cash                    (1,160,901)         122,454

Cash at Beginning of Period                          1,161,101            1,395
                                                   -----------      -----------
 Cash at End of Period                             $       200      $   123,849
                                                   ===========      ===========

                          PHOENIX FOOTWEAR GROUP, INC.
                   Notes to Consolidated Financial Statements

Note 1.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the three and six months then ended. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Goodwill amortization totaling $31,063 and $142,535 for the quarter and six months ended June 30, 2001, respectively was not recognized in the quarter and six months ended June 30, 2002. There was no impact of impairment during the quarter ended June 30, 2002. The following summary presents unaudited pro-forma consolidated results of operations as if SFAS No. 142 had been adopted at the beginning of 2001 and includes an adjustment for the amount of goodwill amortization. The pro-forma results are for illustrative purposes only.


Quarter Ended June 30, 2001                                     Six Months Ended June 30, 2001
In thousands, except for per share amounts (unaudited)

Reported net income(loss)                                       $(1,227)                $(1,003)
Add back: goodwill amortization                                      31                     143
                                                                -------                 -------
Adjusted net income                                             $ 1,196                 $  (860)
                                                                =======                 =======

Basic and Diluted Earnings(loss) per Share:

Reported earnings(loss) per share                               $  (.79)                $  (.64)
Add back: goodwill amortization                                     .02                     .09
                                                                -------                 -------
Adjusted earnings(loss) per share                               $  (.76)                $  (.55)
                                                                =======                 =======

Note 4.

In addition to shares outstanding held by the public, the Company's defined contribution 401(k) savings plan holds approximately 390,000 shares which were issued during 2001 in connection with the termination of the defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are vested in employee accounts. This vesting is occurring over the course of the next six years. For basic income per share for the three months ended June 30, 2002, the shares outstanding include the weighted average number of issued common shares, 2,293,930, less the shares held in treasury, 523,575. For basic income per share on a year to date basis, the shares outstanding include the weighted average number of issued common shares of 2,191,778, less the shares held in treasury, 523,575. For diluted income per share, the shares outstanding include the aforementioned shares for basic income per share as well as dilutive stock options totaling 205,769 shares.

Note 5.

Included in other expenses for the second quarter of 2001 are costs associated with the termination of the Penobscot Shoe Company Retirement Plan, totaling $1,713,710. During the quarter ended June 30, 2001, the Company completed the termination of its defined benefit pension plan. On the date of termination, the Company received cash totaling $2,377,600, which was less than the carrying value of the prepaid pension cost asset of $3,734,670, resulting in a loss of $1,357,070. This loss was increased by an excise tax totaling $356,640, which resulted in a total loss on this transaction totaling $1,713,710.

                          PHOENIX FOOTWEAR GROUP, INC.
           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

Results of Operations

Six Months and Quarter Ended June 30, 2002 compared to the Six Months and Quarter Ended June 30, 2001:

Net sales for the second quarter of 2002 were $8.4 million compared to $8.4 million for the same period in the prior year. Net sales in the second quarter of 2001 included $1.2 million in sales generated by previously divested brands. The growth rate in the Trotters(R) and SoftWalk(R) brands in the second quarter of 2002 vs. the second quarter of 2001 was approximately 16%.

Gross profits in the second quarter of 2002 were $3.1 million or 36.5% of net sales as compared to $3.0 million or 36.1% of net sales in the second quarter of 2001.

Selling, general and administrative expenses as a percentage of net sales was 28.5% or $2.4 million for the quarter ended June 30, 2002, as compared to 29.8% or $2.5 million for the same quarter in fiscal 2001. The costs in 2001 include amounts associated with supporting the sales of the previously divested brands.

Included in other expenses for the second quarter of 2001 are costs associated with the termination of the Penobscot Shoe Company Retirement Plan, totaling $1,713,710. During the quarter ended June 30, 2001, the Company completed the termination of its defined benefit pension plan. On the date of termination, the Company received cash totaling $2,377,600, which was less than the carrying value of the prepaid pension cost asset of $3,734,670, resulting in a loss of $1,357,070. This loss was increased by an excise tax totaling $356,640, which resulted in a total loss on this transaction totaling $1,713,710.

During the second quarter of 2002, interest expense amounted to $103,228 as compared to $517,963 in the same period in 2001. This decrease is a result of the lower outstanding indebtedness. For the six months ended June 30, 2002 interest expense amounted to $334,866 compared to $1,009,734 for the same period last year. The reason for the decrease is the decrease in outstanding debt vs. last year. For the six months ended June 30, 2002, the interest expense includes $31,250 related to a note paid April 11, 2002 and $45,000 relating to non-recurring costs associated with financing inventory purchases.

The Company's effective tax rate for the second quarter of 2002 is 40% as compared to (28%) in the second quarter of 2001.

During what has been described as a "very tough" early spring season by the industry, both Trotters(R) and SoftWalk(R) brands of the Company have continued to perform well at retail. This is a result of our brands maintaining a focused channel of distribution, growing the business with non-promotional retailers. Management anticipates that the Company will experience continued growth in both brands in the subsequent quarters as compared to the same periods in the previous year.

Liquidity and Capital Resources

As of June 30, 2002 Phoenix Footwear had working capital of $7,489,831 vs. working capital of $5,356,898 at December 31, 2001. Working capital may vary from time to time as a result of seasonal requirements which are heightened during the first and third quarters, the timing of factory shipments and the need to increase inventories and support an in-stock position in anticipation of customers' orders, and the timing of accounts receivable collections.

The consolidated statement of cash flows for the first quarter of 2002 shows a decrease of cash since December 31, 2001. Net cash provided by operations was $6,655,098, primarily due to the decrease in inventories and accounts receivable.

At the end of the second quarter of 2002, total indebtedness was $8,164,834 which consisted of: line of credit balance, current of $1,858,883, notes payable current of $1,500,000, notes payable non-current of $3,000,000, and a liability relating to the dissenting shareholders of Penobscot of $1,805,951.

In the first quarter of 2002 the Company entered into a new loan agreement with its existing bank. The new terms of the agreement were used to determine the current and non-current portions of its long-term debt as of June 30, 2002. The loan agreement consists of a revolving line of credit ("revolver"), a term loan facility in the amount of $3,000,000, a supplemental loan facility in the amount of $929,762 and a bridge loan in the amount of $1,500,000. Under the terms of the new agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $12,500,000 minus a $1.7 million letter of credit available for the dissenting Penobscot shareholders, and will be decreased to $11,000,000 on July 20, 2002. The revolver expires on December 20, 2005 and has an interest rate of LIBOR plus 225 basis points (LIBOR was 1.8357% on June 30, 2002). Effective January 1, 2003, the interest rate ranges from LIBOR plus 175 to 300 basis points depending on the level of the Company's debt to earnings ratio. The revolver is secured by accounts receivable, inventory and equipment. The term loan is payable through December 20, 2005 and is also secured by accounts receivable, inventory and equipment. The supplemental loan facility is due in 2002 and the bridge loan is due in full on June 30, 2002. The term loan is subject to similar interest rate changes as the revolver.

The Company must meet certain restrictive financial covenants as agreed upon in the facility. Depending on the Company's future growth rate, funds may be required by operating activities. Management is not aware of any known demands, commitments, or events that would materially affect its liquidity. With continued us of its revolving credit facility and internally generated funds, the Company believes its present and currently anticipated sources of capital are sufficient to sustain its anticipated capital needs for the remainder of 2002.

Notes Regarding Forward-Looking Statements and Analyst Reports

"Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (the "S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate"' "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E,C., including Forms 10-Q, 10-K, and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company's products because of adverse political and economic factors or the imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition among other footwear brands; demographic changes; popularity of particular designs and products; seasonal and geographic demand for the Company's products; fluctuations and difficulty in forecasting operating results, including without limitation, the ability of the Company to continue, manage and forecast its growth and inventories; risk of unavailability or price increase in raw materials needed to make the Company's products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; increase cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks of doing business outside the United States; including without limitation, import duties, quotas, tariffs, and political and economic instability; changes in government regulation; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company's customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

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

1.    Legal Proceedings - None.

2.    Changes in Securities - None.

3.    Default upon Senior Securities - None.

4.    Submission of matters to a vote of security holders. - None

5.    Other Information - None.

6. Exhibits and Reports on Form 8K - Certifications of Chief Executive Officer and Chief Financial Officer.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                          PHOENIX FOOTWEAR GROUP, INC.
                                   Registrant


Date: August 12, 2002                            /s/ Robert M. Pereira
     -----------------------                     -------------------------------
                                                 Robert M. Pereira
                                                 Chief Financial Officer


                                                 /s/ James R. Riedman
                                                 -------------------------------
                                                 James R. Reidman
                                                 Chief Executive Officer