Form 10-Q
period 2002-09-30
PHOENIX FOOTWEAR GROUP INC
filed 2002-11-12
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                               OUTSTANDING AT SEPTEMBER 30, 2002
Common, $0.01 par value                                 1,771,756

                          PHOENIX FOOTWEAR GROUP, INC.
                                      INDEX

                                                                           Page
                                                                          Number

Index .....................................................................    1

PART I - Financial Information

Consolidated Balance Sheets, Assets
         September 30, 2002 and December 31, 2001 .........................    3

Consolidated Balance Sheets, Liabilities & Stockholders' Equity
         September 30, 2002 and December 31, 2001 .........................    4

Consolidated Statements of Operations for the three and nine months ended
         September 30, 2002 and 2001 ......................................    5

Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001 ......................................    6

Notes to Consolidated Financial Statements ................................    7

Management Discussion & Analysis of Financial Condition and Results
         of Operations ....................................................   10

PART II - Other Information ...............................................   16

                          PHOENIX FOOTWEAR GROUP, INC.
                           Consolidated Balance Sheets

                                                             ASSETS

                                                   September 30,     December 31,
                                                       2002             2001
                                                   (Unaudited)           (*)
                                                   -----------       -----------
Current Assets:
Cash                                               $   392,291       $ 1,161,101
Accounts Receivable, trade
less allowances of $717,006 in 2002
         and $1,468,000 in 2001                      6,997,621         8,197,086

Deferred Income Tax Asset                              636,470           636,470

Finished Goods Inventories, at lower of
         cost (FIFO) or market:                      7,118,517        10,453,420

Notes Receivable                                       341,827         1,577,698
Other Current Assets                                   349,940           204,162
                                                   -----------       -----------
  Total Current Assets                              15,836,666        22,229,937

Property, plant & equipment:
Real Estate and Water Power, at cost                 1,423,581         1,628,581
Machinery & Equipment at cost                        1,010,036           754,595
                                                   -----------       -----------
                                                     2,433,617         2,383,176
Less: Accumulated Depreciation                         732,719           625,887
                                                   -----------       -----------
Property, plant & equipment, net                     1,700,898         1,757,289

Other Assets:
Other Assets, net                                      172,424           251,528
Goodwill, net                                        1,645,476         1,645,476
Other Receivable                                     1,693,103         1,693,103
                                                   -----------       -----------
 Total Other Assets                                  3,511,003         3,590,107
                                                   -----------       -----------
 Total Assets                                      $21,048,567       $27,577,333
                                                   ===========       ===========

(*)   Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                          PHOENIX FOOTWEAR GROUP, INC.
                           Consolidated Balance Sheets

                                              LIABILITIES & STOCKHOLDERS' EQUITY
                                               September 30,       December 31,
                                                   2002                2001
                                               (Unaudited)              (*)
                                               ------------        ------------
Current Liabilities:

Notes Payable, line of credit                  $    744,262        $  8,200,365
Notes Payable, current                                    0           4,016,485
Accounts Payable, trade                           3,250,167           1,586,384
Liability to former stockholder                   1,805,951           1,805,951
Income Tax Payable                                  972,501              15,447
Other Accrued Liabilities                           928,348           1,248,407
                                               ------------        ------------
 Total Current Liabilities                        7,701,229          16,873,039

Deferred Income Taxes                               641,090             641,090
Notes Payable, non-current                        3,000,000           2,611,645
                                               ------------        ------------
Total Other Liabilities                           3,641,090           3,252,735
Total Liabilities                                11,342,319          20,125,774

Stockholders' Equity:

Common Stock                                      5,735,450           5,224,065
Paid-in-excess of par value                       2,333,030           2,088,977
Retained Earnings                                 4,175,413           2,676,162
                                               ------------        ------------
                                                 12,243,893           9,989,204
Less: Treasury Stock                             (2,537,645)         (2,537,645)
                                               ------------        ------------
Total Stockholders' Equity                        9,706,248           7,451,559
                                               ------------        ------------
 Total Liabilities & Stockholders'
         Equity                                $ 21,048,567        $ 27,577,333
                                               ============        ============

(*)   Derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                          PHOENIX FOOTWEAR GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months Ended                 Nine Months Ended
                                September 30,    September 30,     September 30,      September 30,
                                    2002             2001               2002               2001
                                -------------    -------------     -------------      -------------
Net Sales                        $9,520,562       $12,925,823       $28,759,925       $ 32,243,138
Costs and Expenses
  Cost of Goods Sold              5,702,866         8,953,625        18,026,796         21,259,221
  Selling, General &
    Administrative                2,620,577         2,848,179         7,621,193          8,457,298
  Other Expense                     205,000                 0           205,000          1,713,710
Interest Expense                     73,159           297,910           408,025          1,307,644
                                 ----------       -----------       -----------       ------------
Total Costs and Expenses          8,601,602        12,099,714        26,261,014         32,737,873

Income before Income Tax
  Expense                           918,960           826,109         2,498,911           (494,735)

Income Tax Expense                  367,583             8,398           999,660           (309,525)
                                 ----------       -----------       -----------       ------------
Net Income                       $  551,377       $   817,711       $ 1,499,251       $   (185,210)
                                 ==========       ===========       ===========       ============
Net Income (Loss) per Share:
  Basic                          $     0.31       $      0.52       $      0.88       $      (0.12)
  Diluted                        $     0.28       $      0.49       $      0.78       $      (0.12)

Shares Outstanding:
  Basic                           1,770,605         1,568,173         1,702,337          1,570,658
  Diluted                         1,943,247         1,725,697         1,936,181          1,570,658

See notes to consolidated financial statements.

                          PHOENIX FOOTWEAR GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                 September 30,     September 30,
                                                      2002             2001
                                                 ------------      -----------
Operating Activities:
Net Income                                       $  1,499,251      $  (185,210)
Adjustments to reconcile net income
  to net provided by operating activities:
     Depreciation and amortization                    204,943          611,378
     Impairment Loss                                  205,000                0
Changes in assets & liabilities:
  (Increases) decreases in:
    Accounts Receivable, trade                      1,199,465        5,000,167
    Finished Goods Inventories                      3,334,903       (4,449,694)
    Other Current Assets                             (145,778)         104,788
    Other Assets                                    1,235,871          (17,909)
 Increases (decreases) in:
    Accounts Payable, trade                         1,663,783       (2,047,304)
    Other Accrued Liabilities                        (320,059)        (281,693)
    Income Taxes Payable                              957,054         (879,286)
    Deferred Income Taxes                                   0         (387,304)
    Prepaid Pension                                         0        3,610,518
                                                 ------------      -----------
Net cash provided by Operating Activities           9,834,433        1,078,451

Investing Activities:
Purchase of property & equipment                     (255,441)               0
                                                 ------------      -----------
Net cash provided by Investing Activities            (255,441)               0

 Financing Activities:
  Net Paydown on Line of Credit                    (7,456,103)      (2,399,635)
  Net Paydown of Notes Payable                     (2,878,130)       1,875,758
  Purchase of Treasury Stock                                0          (51,461)
  Issuance of Common Stock                              5,438                0
  Debt Issuance Costs                                 (19,007)               0
                                                 ------------      -----------
Net cash used in financing activities             (10,347,802)        (575,338)
                                                 ------------      -----------
 Net Increase (Decrease) in Cash                     (768,810)         503,113
 Cash at Beginning of Period                        1,161,101            1,395
                                                 ------------      -----------
 Cash at End of Period                           $    392,291      $   504,508
                                                 ============      ===========

                          PHOENIX FOOTWEAR GROUP, INC.
                   Notes to Consolidated Financial Statements

Note 1.

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three and nine months then ended. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Goodwill amortization totaling $30,453 and $172,988 for the quarter and nine months ended September 30, 2001, respectively was not recognized in the quarter and nine months ended September 30, 2002. There was no impact of impairment during the quarter ended September 30, 2002. The following summary presents unaudited pro-forma consolidated results of operations as if SFAS No. 142 had been adopted at the beginning of 2001 and includes an adjustment for the amount of goodwill amortization. The pro-forma results are for illustrative purposes only.

In thousands, except for per share amounts (unaudited)

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2001     September 30, 2001
                                       ------------------     ------------------

Reported net income(loss)                    $   818               $  (185)

Add back: goodwill amort                          30                   173
                                             -------               -------

Adjusted net income(loss)                    $   848               $   (12)
                                             -------               -------

Net Income (Loss) per share:

Basic earnings (loss) per share              $   .52               $  (.12)

  Add back: goodwill amort                       .02                   .11
                                             -------               -------

  Adjusted earnings (loss) per share         $   .54               $  (.01)
                                             -------               -------

Diluted earnings (loss) per share            $   .49               $  (.12)

  Add back: goodwill amort                       .02                   .11
                                             -------               -------

  Adjusted earnings (loss) per share         $   .51               $  (.01)
                                             -------               -------

Note 4.

In addition to shares outstanding held by the public, the Company's defined contribution 401(k) savings plan holds approximately 390,000 shares which were issued during 2001 in connection with the termination of the defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are vested in employee accounts. This vesting is occurring over the course of the next six years. For basic income per share for the three months ended September 30, 2002, the shares outstanding include the weighted average number of issued common shares, 2,294,180, less the shares held in treasury, 523,575. For basic income per share on a year to date basis, the shares outstanding include the weighted average number of issued common shares of 2,225,912, less the shares held in treasury, 523,575. For diluted income per share, the shares outstanding include the aforementioned shares for basic income per share as well as dilutive stock options totaling 172,642 shares for the three months ended September 30, 2002 and 233,844 on a year to date basis.

Note 5.

Included in other expenses for the third quarter of 2002 is a $205,000 impairment loss on the Company's Dolgeville facilities. Included in other expenses for the second quarter of 2001 are costs associated with the termination of the Penobscot Shoe Company Retirement Plan, totaling $1,713,710. During the quarter ended June 30, 2001, the Company completed the termination of its defined benefit pension plan. On the date of termination, the Company received cash totaling $2,377,600, which was less than the carrying value of the prepaid pension cost asset of $3,734,670, resulting in a loss of $1,357,070. This loss was increased by an excise tax totaling $356,640, which resulted in a total loss on this transaction totaling $1,713,710.

                          PHOENIX FOOTWEAR GROUP, INC.
           Management Discussion & Analysis of Financial Condition and
                              Results of Operations

Results of Operations

Nine Months and Quarter Ended September 30, 2002 compared to the Nine Months and Quarter Ended September 30, 2001:

Net sales for the third quarter of 2002 were $9.5 million compared to $12.9 million for the same period in the prior year. Net sales in the third quarter of 2001 included $3.2 million in sales generated by previously divested brands. Net sales in the Trotters(R) and SoftWalk(R) brands in the third quarter of 2002 versus the third quarter of 2001 declined approximately 2.2%.

Gross profit in the third quarter of 2002 was $3.8 million or 40.1% of net sales as compared to $4.0 million or 30.7% of net sales in the third quarter of 2001. The main reason for the improvement in the gross profit % in the third quarter of 2002 versus the third quarter of 2001 relates to the improved gross profit % in the Trotters(R) and SoftWalk(R) shoe brands versus the gross profit % attributed to the previously divested slipper brands and the fact that the third quarter of 2001 included a higher percentage of closeout sales than the third quarter of 2002.

Selling, general and administrative expenses as a percentage of net sales was 27.5% or $2.6 million for the quarter ended September 30, 2002, as compared to 22.1% or $2.9 million for the same quarter in fiscal 2001. The costs in 2001 include amounts associated with supporting the sales of the previously divested brands. Included in other expenses in the quarter ended September 30, 2002 is a charge of $205,000 associated with the impairment of property.

Net sales for the nine months ended September 30, 2002 were $28.8 million compared to $32.2 million for the same period in the prior year. Net sales in the nine months ended September 30, 2001 included $5.3 million in sales generated by previously divested brands. The growth rate in the Trotters(R) and SoftWalk(R) brands in the nine months ended September 30, 2002 versus the nine months ended September 30, 2001 was approximately 7.1%.

Gross profit in the nine months ended September 30, 2002 was $10.7 million or 37.3% of net sales as compared to $11.0 million or 34.1% of net sales in the nine months ended September 30, 2001. The main reason for the improvement in the gross profit % in the nine months ended September 30, 2002 versus the nine months ended September 30, 2001 relates to the improved gross profit % in the Trotters(R) and SoftWalk(R) shoe brands versus gross profit attributed to the previously divested slipper brands.

Selling, general and administrative expenses as a percentage of net sales was 26.5% or $7.6 million for the nine months ended September 30, 2002, as compared to 26.4% or $8.5 million for the same period in fiscal 2001. The costs in 2001 include amounts associated with supporting the sales of the previously divested brands. Included in other expenses in the nine months ended September 30, 2002 is a charge of $205,000 associated with the impairment of property.

Included in other expenses for the nine months ended September 30, 2001 are costs associated with the termination of the Penobscot Shoe Company Retirement Plan, totaling $1,713,710. During the quarter ended June 30, 2001, the Company completed the termination of its defined benefit pension plan. On the date of termination, the Company received cash totaling $2,377,600, which was less than the carrying value of the prepaid pension cost asset of $3,734,670, resulting in a loss of $1,357,070. This loss was increased by an excise tax totaling $356,640, which resulted in a total loss on this transaction totaling $1,713,710.

During the third quarter of 2002, interest expense amounted to $73,159 as compared to $297,910 in the same period in 2001. This decrease is a result of the lower outstanding indebtedness. For the nine months ended September 30, 2002 interest expense amounted to $408,025 compared to $1,307,644 for the same period last year. The reason for the decrease is the decrease in outstanding debt versus last year. For the nine months ended September 30, 2002, the interest expense includes $31,250 related to a note paid April 11, 2002 and $45,000 relating to non-recurring costs associated with financing inventory purchases.

The Company's effective tax rate for the third quarter of 2002 is 40% as compared to 1.0% in the third quarter of 2001. In 2001 the Company reduced its valuation allowance for its deferred income tax assets, resulting in a lower effective tax rate.

During what has been described as a continued "very tough" year by the industry, both Trotters(R) and SoftWalk(R) brands of the Company have continued to perform well, although revenues in the third quarter of 2002 were impacted by the economic slowdown and continued weakness in the retail sector. Several of our key retailers reduced their basic inventory levels during the third quarter, adversely impacting our reorder business. For both brands we will continue to maintain a focused channel of distribution, growing the business with non-promotional retailers. Management anticipates that the Company will experience continued growth in total net sales in the subsequent quarters as compared to the same periods in the previous year.

Liquidity and Capital Resources

As of September 30, 2002 Phoenix Footwear had working capital of $8,135,437 versus working capital of $5,356,898 at December 31, 2001. Working capital may vary from time to time as a result of seasonal requirements, which are heightened during the first and third quarters, the timing of factory shipments and the need to increase inventories and support an in-stock position in anticipation of customers' orders, and the timing of accounts receivable collections.

The consolidated statement of cash flows for the nine months ended September 30, 2002 shows a decrease of cash since December 31, 2001. Net cash provided by operations was approximately $9,834,433, primarily due to the decrease in inventories and accounts receivable.

At the end of the third quarter of 2002, total bank indebtedness was $3,744,000, and total indebtedness was $5,549,951, which consisted of: line of credit balance of $744,000, notes payable non-current of $3,000,000, and a liability relating to the dissenting shareholders of Penobscot of $1,805,951.

The current loan agreement with the existing bank is comprised of a term loan in the amount of $3,000,000 and a revolving line of credit ("revolver") with a maximum credit amount of $11,000,000. As of the end of September 2002 the amount outstanding on the revolver was $744,000.

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

CONTRACTUAL OBLIGATIONS:

Contractual obligations as of September 30, 2002 relate to the long-term debt, which is summarized in the table below:

Long-Term Debt:

Total: $3,000,000

Payments Due in One Year:         $750,000
Payments Due in Two Years:        $750,000
Payments Due in Three Years:      $750,000
Payments Due in Four Years:       $750,000

ACCOUNTING POLICIES:

      Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's Condensed Consolidated Financial Statements, which have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, post-retirement benefits, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect management's more significant judgements and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the December 31, 2001 Consolidated Financial Statements included in the Company's 2001 annual report on Form 10-K.

Accounts receivables:

      The Company maintains allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, projected cash discounts to be taken in the months following the end of the accounting period, and any claims customers may have for merchandise. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory:

      The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Notes Regarding Forward-Looking Statements and Analyst Reports

"Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (the "S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate"' "intend", "plan", "project", "will be", "will continue", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K, and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company's products because of adverse political and economic factors or the imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition among other footwear brands; demographic changes; popularity of particular designs and products; seasonal and geographic demand for the Company's products; fluctuations and difficulty in forecasting operating results, including without limitation, the ability of the Company to continue, manage and forecast its growth and inventories; risk of unavailability or price increase in raw materials needed to make the Company's products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; increase cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks of doing business outside the United States; including without limitation, import duties, quotas, tariffs, and political and economic instability; changes in government regulation; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company's customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2001.

Item 4. Controls and Procedures

We have for many years had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission ("SEC"). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for preparation of those reports, including our general counsel and our principal accounting officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On October 11, 2002, our chief executive officer and our chief financial officer met with that committee to evaluate the disclosure controls and procedures we had in place and the steps that are being taken to formalize those procedures and to introduce some additional steps to the information-gathering process. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, while the procedures we have had in place appear to have provided all the information we have needed to date, the committee should proceed to formalize and supplement our disclosure controls and procedures in order to ensure that all the information required to be disclosed in our reports is accumulated and communicated to the people responsible for preparing those reports, and to our principal executive and financial officers, at times and in a manner that will allow timely decisions regarding required disclosures.

We constantly review the internal controls we have in place to ensure that all transactions in which we are involved are properly recorded and to safeguard our assets. This includes reviews and evaluations by our accounting department, discussions with our outside auditors and discussions with members of our internal audit group. While we are constantly taking steps to improve our internal controls and to apply our internal controls to new types of transactions or situations in which we are involved, we have not since October 11, 2002 (the day on which our chief executive officer and chief financial officer met with the committee that has on-going responsibility for designing and implementing our disclosure controls and procedures), or at any other time within 90 days before the filing of this report, made any significant changes in our internal controls or in other factors that could significantly affect these controls, including taking any corrective actions with regard to significant deficiencies or material weaknesses. This has been confirmed by our chief executive officer and our chief financial officer.

                           Part II - Other Information

1.    Legal Proceedings - None.

2.    Changes in Securities - None.

3.    Default upon Senior Securities - None.

4.    Submission of matters to a vote of security holders. - None

5.    Other Information - None.

6.    Exhibits and Reports on Form 8K

      a)    Certification of Chief Financial Officer on Controls and Procedures

      b)    Certification of Chief Executive Officer on Controls and Procedures

      c)    Exhibit 99.1 - Certification of Chief Executive Officer

      d)    Exhibit 99.2 - Certification of Chief Financial Officer

      e)    Forms 8-K - None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                          PHOENIX FOOTWEAR GROUP, INC.

                                   Registrant

Date:
     ------------------                           -------------------------
                                                  Robert M. Pereira
                                                  Chief Financial Officer

                                                  /s/ James R. Riedman
                                                  -------------------------
                                                  James R. Riedman
                                                    Chief Executive Officer

CERTIFICATION OF DISCLOSURE CONTROLS AND PROCEDURES

I, Robert M. Pereira, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Phoenix Footwear Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          _________________________________
                                          Name:  Robert M. Pereira
                                          Title: Chief Financial Officer &
                                                     Treasurer

                                          Date:____________________________

CERTIFICATION OF DISCLOSURE CONTROLS AND PROCEDURES

I, James R. Riedman, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Phoenix Footwear Group, Inc..;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 _______________________________
                                                 Name:  James R. Riedman
                                                 Title: Chief Executive Officer

                                                 Date:__________________________