Form 10-K
period 2002-12-31
PHOENIX FOOTWEAR GROUP INC
filed 2003-03-31
CIK 26820

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

                Annual Report Pursuant to Sec. 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Fiscal Year Ended 12/31/02              Commission File Number 001-31309

                          PHOENIX FOOTWEAR GROUP, INC.
                (Name of Registrant as Specified in its Charter)

DELAWARE                                    15-0327010
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                     107 MAIN STREET                               04468
                     OLD TOWN, MAINE                               (Zip Code)
                     (Address of Principal Executive Offices)

                                 (207) 827-4431
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange
         Title of Each Class                            On Which Registered
         -------------------                            -------------------

         Common Stock, $.01 Par Value Per Share         American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Check whether registrant: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |.

Check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 26-2).
YES | | NO |X|

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practical date: CLASS ISSUED & OUTSTANDING AT MARCH 19, 2003, COMMON STOCK, $.01 PAR VALUE 2,167,859 SHARES

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter (June 28, 2002) is $3,931,554.

List hereunder the following documents, if incorporated by reference, and the part of the Form 10-K into which the document is incorporated: Proxy Statement for Annual Meeting of Stockholders to be held in 2003 (incorporated into Part III of Form 10-K).

Transitional Small Business Disclosure Format (check one): YES | | NO |X|

                                     Part I

ITEM 1.     BUSINESS

GENERAL

      Phoenix Footwear Group, Inc. (the "Company") has been engaged in the manufacture or importation and sale of quality footwear since 1882. The Company designs, develops and markets casual and dress footwear for women. The Company's current brands include Trotters(R)and SoftWalk(R).

      The Company competes in the women's casual and dress footwear market, which emphasizes contemporary fashion, quality and value. The Company operates in only one business segment.

      In early 2000, the Company acquired certain inventory and trademarks from L.B. Evans Company, predominantly a men's slipper company, and acquired Penobscot Shoe Company, which had been producing women's footwear for over sixty years. In the course of consolidating its business, the Company decided, in 2001, to focus its efforts on the two product lines which were experiencing growth, namely the Trotters(R) and SoftWalk(R) brands. Thus, in December 2001, the Company sold to Elan Polo, an unaffiliated party, primarily the trademarks "Daniel Green(R)", "L.B. Evans(R)" and "Woolrich(R)" and the inventory related thereto.

      Prior to June 30, 1999, a portion of the footwear sold by the Company was manufactured in its plants in Dolgeville, New York, while foreign independent contract manufacturers manufactured the remainder for the Company. Thereafter the Company outsourced entirely the production of its footwear while continuing to distribute the footwear to its customers under the Company's labels and certain private labels.

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

      The Trotters(R) and SoftWalk(R) products retail at prices varying from $50.00 to $129.00 per pair. In all the Company sells approximately 50 different styles of footwear, many of which change year to year. The Company designs most of its own products, having for many years maintained a style research and development department. Research and development costs incurred by the Company for the last three fiscal years were approximately $315,000 in 2002, $229,000 in 2001 and $320,000 in 2000.

      The Company's products are sold directly to retailers through its own sales force, which covers much of the United States. Approximately 5,000 stores carry the Phoenix Footwear products, including many of the major department stores in the country. Sales to any one customer in 2002 and 2001 did not exceed 13% of total net sales; sales to any one customer in 2000 did not exceed 10% of net sales. Ten major customers represented approximately 34% of net sales in 2002; most of these same customers represented approximately 38% of net sales in 2001 and 45% of net sales in 2000.


1 of 16

      The Company advertises its products through a competitive necessity-advertising program. It avoids granting restricted or exclusive shoe sale arrangements, believing that a profitable distribution of its products requires the greatest number of outlets. Private label products are sold to a small number of customers and represent an insignificant portion of the Company's total net sales.

      The Company believes that a definitive competitive advantage attaches to its ownership of the registered trademarks of Trotters(R) and SoftWalk(R), which have been used by the Company for many years.

      The Company knows of no material effects that compliance with federal, state and local provisions regulating the discharge of materials into the environment may have upon its capital expenditures, earnings and competitive position or upon its foreign manufacturing partners.

      The Company has enjoyed a good relationship with its approximately 70 employees, most of whom are full time. The majority of the registrant's employees, except for the field sales representatives and certain research and development staff, are employed in Old Town, Maine. The Company announced on January 27, 2003 its intention to relocate its administrative office to San Diego, California during 2003.

      The amount of the Company's backlog orders believed to be firm as of December 31, 2002 was approximately $8.3 million, compared with approximately $8.7 million and $8.9 million as of December 31, 2001 and 2000, respectively. All backlog orders are expected to be filled within the next fiscal year.

      On February 3, 2000 the Company acquired certain assets, consisting primarily of inventory and trademarks, from L.B. Evans Company, predominantly a men's slipper company. The purchase price for the assets consisted of $781,000 for the inventory and a royalty of 8% of the net invoice cost of products sold.

      In February 10, 2000 the Company entered into a definitive stock purchase agreement to acquire, for approximately $18.2 million, all of the outstanding shares of Penobscot Shoe Company. The purchase closed on March 30, 2000. Penobscot Shoe Company has been producing women's footwear for over 60 years and is based in Old Town, Maine. During May 2000 and pursuant to public announcements made by the Company, the Company's headquarters and distribution operation previously located in Dolgeville, New York were relocated to Old Town, Maine.

      On December 28, 2001, the Company completed its previously announced sale to Elan Polo of its Daniel Green(R) and L.B. Evans(R) slipper brands including inventory and related assets and a related liability. The sale price was approximately $4.7 million, including minimum royalty payments of approximately $1.7 million to be received over the next four years. $1.5 million of the purchase price was paid in cash at closing and $1.5 million was paid on June 30, 2002.

      The Company competes primarily in the women's casual and dress footwear segment, in the moderate to better price footwear classification. A high level of recognition of brand names and trademarks generally characterizes the women's casual and dress footwear segment. Distinct identifying characteristics create brand awareness among consumers and allow a positive reputation to be transferred to new products. Many of the


2 of 16

Company's competitors have greater financial, distribution or marketing resources, as well as greater brand awareness than the Company. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for introduction of competitors with new products. The Company believes that it has been able to compete successfully due to its brands' reputation, recognition, attention to quality and its distribution channels. In addition, the Company continues to attract new consumers through focused marketing and retail trial programs. The Company's product attributes include comfort, style, ease of wear, quality and durability.

ACCESS TO SEC FILINGS

Interested readers can access the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the U.S. Securities and Exchange Commission's website at www.sec.gov. These reports can be accessed free of charge.

BUSINESS STRATEGY

      The Company's strategy is to leverage its existing strengths and to increase profitably and its share of the women's footwear market by furthering its existing brands and by expanding its brand portfolio through a combination of acquisition and development of additional brands in the future.

      Competitive Strengths: The Company has developed certain strengths, which have been significant sources of growth to date, and which management believes will help support further growth in the future. These strengths include:

      - Portfolio of Current Brands. Through advertising and promotion, the Company has built consumer and retailer recognition for its Trotters(R) and SoftWalk(R) brands. The Company continues to seek acquisition opportunities in order to expand its current portfolio of brands.

      - Manufacturing Relationships. The Company believes that one of the key factors in its growth has been its strong relationships with overseas manufacturers capable of meeting the Company's requirements for quality and price in a timely fashion. The Company sources its products primarily from Brazil.

      - Emphasis on Better Segments of the Footwear Market. The Company believes that its strategy of focusing on the better segments of the women's footwear market and providing high-quality value-priced products reduces the risks associated with changing fashion trends.

      - The Company also attempts to reduce the risks of changing trends and product acceptance through reducing manufacturing lead times and increasing inventory turns at its distribution facility. The Company believes that this approach mitigates the risks of carrying obsolete inventory and poor retail sell-through.

      - Customer Relationships. The Company supports its retailers by maintaining an in stock inventory position for selected styles in order to minimize the time necessary to fill customers' orders. In addition, the Company provides customers with electronic data interchange (EDI) capability, co-op advertising, point of sale displays and assistance in evaluating which products are likely to appeal to their retail customers.

By leveraging the above strengths, the Company has pursued and will continue to pursue growth through various opportunities, including, but not limited to, the following:


3 of 16

      - Growth with Existing Brands. Management seeks to increase sales of the Company's products under each of the existing brands by increasing the assortment of products, by further expanding the existing retail opportunities in current channels, by developing new retail channel opportunities, and by increasing the use of advertising to strengthen brand awareness.

      - Growth with New Brands. Management believes that creating or acquiring additional brands will enable the Company to increase its sales by satisfying the needs of a wider range of customers. Management also believes that opportunities currently exist in the footwear market place which would allow the Company to expand its product offerings and improve its market segment participation. The Company believes it is well positioned to continue pursuing this strategy due to the strength of its operating cash flow, financial condition and management team.

ITEM 2. PROPERTIES

      The Company's executive offices and distribution facilities are situated in Old Town, Maine. The building is owned by the Company and, in the opinion of management, is sufficient for its current distribution plans and is adequately covered by insurance. The Company announced on January 27, 2003 its intention to relocate its administrative office to San Diego, California during 2003.

ITEM 3. LEGAL PROCEEDINGS.

      The Company acquired Penobscot Shoe Company ("Penobscot") from Riedman Corporation on March 30, 2000. Riedman Corporation had acquired Penobscot in a cash tender offer of $11.75 per share, which was concluded on November 16, 1999. At that time, the holders of 253,026 shares of Penobscot stock exercised their dissenters' rights under Maine law applicable to Penobscot and demanded payment of the fair value of their shares. On or about April 3, 2000, Penobscot filed suit in the Superior Court in Maine, Penobscot County, to have the Court determine the fair value of dissenter shares.

      Subsequently, several dissenting shareholders withdrew from the litigation, accepting the $11.75 per share offered. As a result, there are currently only four persons remaining, dissenting as to 148,318 shares. One of those dissenters requested the Court to compel Penobscot to post a bond of $2.0 million to assure payment of the fair value of his shares once that was determined by the Court. The Court ordered Penobscot to post a bond for approximately $1.7 million, being the product of the number of shares held by that dissenter and $11.75, the amount of the tender offer. The litigation has continued through the trial phase. The evidentiary portion of the trial is completed, and we are now in the briefing process. The Company believes that the Court will not make a final determination of value until late 2003. However, the Company also believes the final valuation will be based on the $11.75 per share offering price and has arranged to finance the full amount.


4 of 16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter of the Company's fiscal year, no matter was submitted to a vote of stockholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

Phoenix Footwear Group, Inc.'s common stock is traded and is listed on the American Stock Exchange (AMEX) under the ticker symbol PXG. The range of high and low bid per share for the periods indicated is as follows:

                       2001                        2002
               Market Price Bid            Market Price Bid
               High           Low          High           Low
               ----           ---          ----           ---
1st Quarter    $3.88          $3.44        $ 9.74         $4.50
2nd Quarter    $3.56          $3.31        $11.85         $8.90
3rd Quarter    $3.80          $2.66        $10.75         $7.50
4th Quarter    $4.59          $2.25        $ 7.85         $5.85

Based on records maintained by the Transfer Agent, EquiServe, there were 450 registered shareholders as of March 14, 2003.

The Company does not have a record of cash dividend payments and does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                       YEAR ENDED DECEMBER 31,
                          2002       2001       2000        1999        1998
                          ----       ----       ----        ----        ----
                         (IN THOUSANDS, EXCEPT PER SHARE DATA AND STOCK PRICE)
Net sales               $ 36,161   $ 46,851   $ 33,179    $ 14,867    $ 14,611
Net income (loss)       $  1,703   $  1,370   $   (682)   $ (1,528)   $ (3,693)
Net income (loss) per
    Diluted share:      $   0.91   $   0.83   $  (0.43)   $  (0.97)   $  (2.39)
Total assets            $ 18,954   $ 27,577   $ 38,424    $ 10,252    $ 11,540
Long-term liabilities   $  3,250   $  3,253   $    709    $     81    $    116
Stockholders' equity    $ 10,112   $  7,452   $  5,898    $  6,477    $  7,911
Year end stock price    $   6.85   $   4.55   $   4.25    $   3.88    $   3.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Net sales for the twelve months ended December 31, 2002 were $36.2 million as compared to $46.9 million for the prior year period. Net Sales for the twelve months ended December 31, 2001 included $12.6 million in sales generated by divested brands. Net sales for the Company's current brands, Trotters(R) and SoftWalk(R), increased 5.9 % for the twelve months ended December 31, 2002 as compared to the prior year.

Sales to one customer in 2002 and 2001 did not exceed 13% of total net sales. Sales to one customer in 2000 did not exceed 10% of total net sales. Ten major customers represented approximately 34% of net sales in 2002; most of


5 of 16
these same customers represented 38% of net sales in 2001 and 45% of net sales in 2000.

Net sales for the year ended December 31, 2001 were $46.9 million, an increase of $13.7 million or 41% compared to $33.2 million for the year ended December 31, 2000. This increase was a result of the Penobscot Shoe Company acquisition, which took place in 2000, and the sales associated with products bearing the LB Evans label, which was also purchased in 2000. On a pro-forma basis, assuming these acquisitions had occurred on January 1, 2000, the Company's net sales in 2000 would have been approximately $39.7 million.

Expenses

Cost of goods sold, as a percentage of net sales was 61.9% in 2002, compared to 67.1% in 2001 and 67% in 2000. Cost of goods sold reflects the direct costs of footwear sold, sourced variances from pre-determined standards, and adjustments to the value of the inventory on hand. The gross profit margin for 2002 was 38.1%, compared to 32.9% for 2001 and 33% for 2000. The improvement in gross profit as a percentage of net sales during 2002 primarily relates to the divestiture of the Company's Slipper Brands in late 2001, which carry a lower gross margin than the Company's combined Trotters(R) and SoftWalk(R) shoe brands.

Selling and administrative expenses for 2002 were approximately $9.7 million or 26.7% of net sales, as compared to $11.9 million or 25.4% of net sales in 2001, and $10.5 million or 31.7% of net sales in 2000. The reduction in selling and administrative expense during 2002 was primarily related to the elimination of costs associated with the Company's Slipper Brands divested in late 2001. The increase in selling and administrative costs during 2001 as compared to 2000 was associated with supporting a higher level of net sales. This increase was partially offset by non-recurring costs included in 2000 associated with the closing of the Dolgeville, New York property and asset impairments totalling in excess of $1.2 million.

Other net operating expenses was approximately $442,000 in 2002 and primarily consisted of asset impairment and disposal charges. Other net operating expenses totaled $375,000 in 2001. Included in this amount were costs associated with the termination of the Penobscot Shoe Company Retirement Plan, totaling $1.7 million. During the Quarter ended June 30, 2001, the Company completed the termination of this defined benefit pension plan. On the date of the termination, the surplus in the plan totaling $2.4 million was less than the carrying value of the prepaid pension cost asset of $3.7 million, resulting in a loss of $1.3 million. This loss was increased by an excise tax totaling $357,000, which resulted in a total loss on this transaction of $1.7 million. Also included in other net operating expenses for the twelve months ended December 31, 2001 is a gain of $1.2 million associated with the sale of the Company's Slipper Brands in late 2001 and a $142,000 gain on the sale of property. In addition, the Company recorded an impairment loss associated with property for the year ended December 31, 2000 in the amount of $208,000.

Interest Expense

Interest expense in 2002 was $751,000, down from $1.7 million in 2001 and $1.4 million in 2000. The decrease in interest expense during 2002 is a result of lower interest rates and average outstanding indebtedness as compared to 2001. The Company has a loan agreement with Manufacturers and


6 of 16

Traders Trust Company (M&T Bank), which consists of a revolving line of credit ("revolver") and a term loan facility in the amount of $3.0 million. Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $11.0 million reduced by a $1.7 million letter of credit available for the dissenting Penobscot shareholders. Total borrowings under the loan agreement were $3.0 million as of December 31, 2002, as compared to total borrowings of $14.1 million as of December 31, 2001. The borrowings under this arrangement were required to support the Penobscot acquisition and working capital requirements.

The cost of borrowing under this loan agreement during 2002 was LIBOR plus a 2.25% margin for the revolver and LIBOR plus a 2.5% margin for the term loan. Effective January 1, 2003, the loan agreement interest rate will range from LIBOR plus 175 to 300 basis points depending on the level of the Company's debt to earnings ratio. The revolver and the term loan agreements contain covenants relative to average borrowed funds to earnings ratio, net income, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends is prohibited unless a written consent form from the lender is received.

Income Tax Provision

The Company's tax expense in 2002 was $1.2 million as compared to $67,000 in 2001 and an income tax benefit of $455,000 in 2000.

The Company's effective tax rate was approximately 41.5% in 2002, compared to a rate of 4.6% in 2001 and a benefit of 40% in 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. The effective tax rate in 2002 of 41.5% as compared to 4.6% in 2001 resulted from earnings generated in 2002 and the reduction of the deferred tax asset valuation allowance in 2001 as a result of the Company's evaluation of the realization of its deferred tax assets.

At December 31, 2002, the Company has utilized its federal net operating loss carry-forwards. The Company has an AMT credit carry-forward of approximately $49,000, which will never expire. The Company has approximately $1.3 million of net operating loss carry-forwards available for New York State tax purposes, which begin to expire in 2011.

Net Earnings

Net income for 2002 was approximately $1.7 million or $0.91 per diluted share, compared with 2001's net income of approximately $1.4 million or $0.83 per diluted share. The Company had a net loss of approximately ($682,000) or ($0.43) per diluted share in 2000.


7 of 16

Liquidity

The Company's indebtedness decreased $11.8 million during 2002. Total debt consists of a revolving line of credit and a term loan. At December 31, 2002, total debt was approximately $3.0 million, compared with approximately $14.8 million at December 31, 2001.

Inventory levels decreased from $10.5 million in 2001 to $6.7 million in 2002, primarily as a result of improvements made in our forecasting process and the resulting increased inventory turns. Accounts receivable decreased to $5.7 million in 2002 from $8.2 million in 2001. Accounts receivable days sales decreased from 77 days in 2001 to 72 days in 2002, reflective of decreased terms and improved cash collections.

During 2002 and 2001, the Company generated approximately $9.9 million and $1.3 million, respectively, in cash flow from operating activities. In 2000 the Company used approximately $3.8 million in cash flow from operating activities. The principal components of cash flow from operations in 2002 and 2001 were changes in inventories, accounts receivable, accounts payable, and net earnings. Additionally, cash flow from operations in 2001 included the termination of Penobscot defined benefit pension plan and the gain on sale of the slipper brands. Working capital at the end of 2002 was approximately $8.8 million, compared to approximately $5.4 million at the end of 2001. The Company's current ratio, the relationship of current assets to current liabilities, increased to
2.58 in 2002 from 1.32 in 2001.

Capital expenditures approximated $309,000 in 2002, as compared to $18,000 in 2001 and $360,000 in 2000.

Management is not aware of any known demands, commitments, or events that would materially affect its liquidity. There are no material expenditures or commitments, which would affect capital resources in a significant way. Cash generated by operations, supplemented by borrowings, are considered sufficient to cover planned requirements.

CONTRACTUAL OBLIGATIONS:

Contractual obligations as of December 31, 2002 consists of long-term debt, and are summarized in the table below:

Long-term Debt:
Total:                            $3,000,000
Payments Due in One Year:         $  750,000
Payments Due in Two Years:        $  750,000
Payments Due in Three Years:      $  750,000
Payments Due in Four Years:       $  750,000

Related Party Transactions

Riedman Corporation, a holding company which, until January 2000, included a commercial agency, obtained property and casualty insurance for the Company. During 2000 the company paid $163,000 for such coverage.


8 of 16

In connection with bank financing, the Company has in the past required the guaranties of Riedman Corporation. In consideration therefor, the Board of Directors (Mr. Riedman abstaining) granted Riedman Corporation three options to purchase the Company's common stock. The first was granted on July 17, 1997 to purchase 25,000 shares at an exercise price of $4.75 per share, the market price. The second and third were for 50,000 shares each. The second was granted on September 1, 1999 and has an exercise price of $4.75 per share, $1.00 per share more than the market price on that date. The third was granted on January 19, 2001 and has an exercise price of $3.75 per share, the market price on that date. Each option is for 10 years.

In order to assist the Company with its working capital requirements, Mr. Riedman loaned the Company $750,000 on April 11, 2001. The note evidencing the indebtedness was due in one year and was convertible into 203,804 shares of common stock at $3.68, the market price of the stock on that date. (Mr. Riedman exercised his conversion right.) At the same time, Mr. Riedman was granted an option to purchase 25,000 shares for 10 years at $3.68 per share. The Company's continuing cash requirements necessitated an increase in the Company's bank line and on June 1, 2001 Mr. Riedman guaranteed a portion thereof for which he was granted an option to purchase 50,000 shares for 10 years at $3.50 per share, the market price of the stock on that date.

Recent Accounting Pronouncements




9 of 16

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Goodwill amortization totaled $204,000 and $13,000 in 2001 and 2000, respectively, and was not recognized in 2002. The Company determined that there was no impairment of goodwill to be recorded during the year ended December 31, 2002.

Effective January 1, 2002 the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121 and the accounting and reporting provisions of APB No. 30. The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value. The Company recorded impairment losses totalling $289,000 related to property sold during 2002 and property held for sale as of December 31, 2002.

CRITICAL ACCOUNTING POLICIES:

      Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases these estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect management's more significant judgements and estimates used in the preparation of its Consolidated Financial Statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the December 31, 2002 Consolidated Financial Statements included in the Company's 2002 annual report on Form 10-K.


10 of 16

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of business and consistent with established policies and procedures we use the necessary financial instruments to manage the fluctuations in interest rates. The Company does not have any foreign currency risk. The Company does not enter into any of these transactions for speculative purposes.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements contained in this Form 10-K which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual results and timing of the events may differ materially from the future results, timing, performance or achievements expressed or implied by such forward-looking statements.

"Forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (the "S.E.C."), press releases, conferences or otherwise. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate"' "intend", "plan", "project", "will likely result", or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K, and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company's products because of adverse political and economic factors or the


11 of 16
imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition among other footwear brands; demographic changes; popularity of particular designs and products; seasonal and geographic demand for the Company's products; fluctuations and difficulty in forecasting operating results, including without limitation, the ability of the Company to continue, manage and forecast its growth and inventories; risk of unavailability or price increase in raw materials needed to make the Company's products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; increase cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks of doing business outside the United States; including without limitation, import duties, quotas, tariffs, and political and economic instability; changes in government regulation; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company's customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Summarized Quarterly Data (Unaudited)

                           FISCAL YEAR 2002 QUARTERS

                       1ST      2ND      3RD      4TH      TOTAL
                       ---      ---      ---      ---      -----
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales            $10,793  $8,446   $ 9,521   $7,401   $36,161
Gross Profit         $ 3,832  $3,083   $ 3,818   $3,031   $13,764
Net income (loss)    $   605  $  343   $   551   $  204   $ 1,703
Earnings (loss) per
  Common Share: (1)
  Basic              $  0.39  $ 0.19    $ 0.31   $ 0.12   $  1.00
  Diluted            $  0.33  $ 0.17    $ 0.28   $ 0.11   $  0.91

                               FISCAL YEAR 2001 QUARTERS

                       1ST      2ND      3RD      4TH      TOTAL
                       ---      ---      ---      ---      -----
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales            $10,917  $ 8,400   $12,926  $14,608  $46,851
Gross Profit         $ 3,976  $ 3,035   $ 3,972  $ 4,429  $15,412
Net income (loss)    $   224  $(1,227)  $   818  $ 1,556  $ 1,370
Earnings (loss) per
  Common Share: (1)
  Basic              $  0.14  $ (0.78)  $  0.52  $  0.99  $  0.87
  Diluted            $  0.14  $ (0.78)  $  0.49  $  0.89  $  0.83

(1) Earnings per share is computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

Management of Phoenix Footwear Group, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with the generally accepted accounting principles we considered appropriate in the circumstances and include some amounts based on our best estimates and judgements. Other financial information in this report is consistent with these financial statements.


12 of 16

Our accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified accounting personnel and an organizational structure providing for appropriate segregation of duties.

The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants and management the scope of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of Phoenix Footwear as they deem appropriate. The independent accountants have access to the Audit Committee, with and without presence of management, to discuss any appropriate matters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices of financial statement disclosure required to be reported under this Item.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K regarding directors is included under "Election of Directors" in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K regarding executive compensation is included under "Compensation of Directors," "Compensation of Executive Officers During 2002," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Compensation Committee Interlocks and Insider Participation; Board Compensation Committee Report on Executive Compensation," and "Performance Graph" in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Items 201(d) and 403 of Regulation S-K regarding equity compensation and security ownership, respectively, is included under "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management," respectively, in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K regarding certain relationships and related transactions is included under "Certain


13 of 16

Relationships and Transactions" in the definitive Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

(a)  Exhibits - Financial Statements; Financial Statements Schedules and
     Exhibits

     (1)  Financial Statements:
          1.   Independent Auditors' Report
          2.   Consolidated Balance Sheets
          3.   Consolidated Statements of Operations
          4.   Consolidated Statements of Stockholders' Equity
          5.   Consolidated Statements of Cash Flows

     (2)  Financial Statement Schedules (See (c) below)

     (3)  Exhibits:

          3.1 Certificate of Incorporation. This document is contained in Appendix B of the definitive Proxy Statement for the May 10, 2002 Annual Meeting of Stockholders filed with the Commission and is incorporated herein by reference.

          3.2  Certificate of Amendment to Certificate of Incorporation.   This
               document is contained in Appendix A of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission by April 30, 2003 and is incorporated herein by reference, subject to Stockholders' approval of said amendment.

          3.3 By-Laws. This document is contained in Appendix C of the definitive Proxy Statement for the May 10, 2002 Annual Meeting of Stockholders filed with the Commission and incorporated herein by reference.

         21.1  Subsidiaries of Registrant.   Penobscot Shoe Company.

         24.   Power of Attorney.

         99.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter ended December 31, 2002.

(c) Financial Statement Schedules for the years ended December 31, 2002, 2001, and 2000 are as follows:

     1)   Consolidated Valuation and Qualifying Accounts (Schedule II)

     2) Other Financial Statement Schedules not included in this Annual Report on Form 10k have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

Schedule II         CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS FOR
                    THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            VALUATION
                                ALLOWANCE     RESERVE       ALLOWANCE
                                   FOR          FOR            FOR
      PERIOD                     DOUBTFUL    OBSOLETE        DEFERRED
     --------                    ACCOUNTS    INVENTORY         TAX
                                ---------    ---------        ASSETS
                                           (IN THOUSANDS)   ----------
Balance, December 31, 1999      $     321  $       700      $      787
Provision                           1,936        1,250              --
Write-off, disposal, costs
and other                              (8)         (88)            (80)
                                ---------  ---------------  ----------

Balance, December 31, 2000      $   2,249  $     1,862       $     707
Provision                           2,677        1,705              --
Write-off, disposal, costs
and other                          (3,458)      (2,826)           (647)
                                ---------  ---------------  ----------

Balance, December 31, 2001      $   1,468  $       741       $      60
Provision                           1,327        1,814              --
Write-off, disposal, costs
and other                          (2,316)      (2,071)            (60)
                                ---------  ----------------  ---------

Balance, December 31, 2002      $     479  $       484              --
                                =========  ================  =========


14 of 16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Phoenix Footwear Group, Inc.

            Date: March 28, 2003

            By:/s/ James R. Riedman
               -----------------------------------------
            James R. Riedman, Chairman and C.E.O.

            By:/s/ Kenneth Wolf
               -----------------------------------------
            Kenneth Wolf, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                          DATE

/s/ James R. Riedman             Chairman and C.E.O.              March 28, 2003
----------------------
James R. Riedman

/s/ Kenneth Wolf                 Chief Financial Officer          March 28, 2003
----------------------
Kenneth Wolf

/s/ Edward Bloomberg*            Director                         March 28, 2003
----------------------
Edward Bloomberg


15 of 16

/s/ Steven DePerrior*            Director                         March 28, 2003
----------------------
Steven DePerrior

/s/ Gregory Harden*              Director                         March 28, 2003
----------------------
Gregory Harden

/s/ Wilhelm Pfander*             Director and                     March 28, 2003
----------------------             Senior VP of Sourcing
Wilhelm Pfander

/s/ Gary Pflugfelder*            Director                         March 28, 2003
----------------------
Gary Pflugfelder

/s/ Greg A. Tunney*              Director and                     March 28, 2003
----------------------             President and C.O.O.
Greg A. Tunney

* Signed by James R. Riedman pursuant to Power of Attorney in Item 15(a)24 above.


                                    16 of 16

                                  CERTIFICATION

                             PURSUANT TO SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

      I, James R. Riedman, Chairman and Chief Executive Officer of Phoenix Footwear Group, Inc. (the "Company"), hereby certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                             /s/ James R. Riedman
                                                  -----------------------------
                                                  James R. Riedman
                                                  Chairman & CEO
                                                  (Principal Executive Officer)

                                  CERTIFICATION

                             PURSUANT TO SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

      I, Kenneth Wolf, Chief Financial Officer & Treasurer of Phoenix Footwear Group, Inc. (the "Company"), hereby certify that:

1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the Company and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                        /s/ Kenneth Wolf
                                             -----------------------------------
                                             Kenneth Wolf
                                             Chief Financial Officer & Treasurer
                                             (Principal Financial Officer)

PHOENIX FOOTWEAR
GROUP, INC.

Consolidated Financial Statements as of
December 31, 2002 and 2001, and for Each of the Three Years in the Period Ended
December 31, 2002 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.
Old Town, Maine

We have audited the accompanying consolidated balance sheets of Phoenix Footwear Group, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phoenix Footwear Group, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill, to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Deloitte & Touche LLP
Rochester, New York
February 6, 2003

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS                                                                           2002              2001
CURRENT ASSETS:
  Cash                                                                       $  1,265,000      $  1,161,000
  Accounts receivable (less allowances of $479,000 in 2002
    and $1,468,000 in 2001)                                                     5,679,000         8,197,000
  Inventories--net                                                              6,662,000        10,453,000
  Other receivable                                                                316,000         1,578,000
  Other current assets                                                            185,000           204,000
  Deferred income tax asset                                                       297,000           637,000
                                                                             ------------      ------------
           Total current assets                                                14,404,000        22,230,000

PLANT AND EQUIPMENT--Net                                                        1,499,000         1,757,000

OTHER ASSETS:
  Other assets--net                                                               158,000           252,000
  Goodwill                                                                      1,645,000         1,645,000
  Other receivable                                                              1,248,000         1,693,000
                                                                             ------------      ------------
           Total other assets                                                   3,051,000         3,590,000
                                                                             ------------      ------------

TOTAL ASSETS                                                                 $ 18,954,000      $ 27,577,000
                                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $  1,872,000      $  1,586,000
  Accrued expenses                                                              1,164,000         1,263,000
  Notes payable--current                                                          750,000         4,017,000
  Liability to former stockholders                                              1,806,000         1,806,000
  Note payable--line of credit                                                          -         8,200,000
                                                                             ------------      ------------
           Total current liabilities                                            5,592,000        16,872,000

OTHER LIABILITIES:
  Notes payable--noncurrent                                                     2,250,000         2,612,000
  Deferred income tax liability                                                 1,000,000           641,000
                                                                             ------------      ------------
           Total other liabilities                                              3,250,000         3,253,000
                                                                             ------------      ------------

           Total liabilities                                                    8,842,000        20,125,000

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--6,000,000 shares authorized;
    2,294,000 and 2,090,000 shares issued in 2002 and 2001, respectively           23,000         5,224,000
  Additional paid-in-capital                                                    8,104,000         2,089,000
  Retained earnings                                                             4,379,000         2,676,000
                                                                             ------------      ------------
                                                                               12,506,000         9,989,000
  Less: Treasury stock at cost, 499,097 and 523,575 shares in 2002
    and 2001, respectively                                                     (2,394,000)       (2,537,000)
                                                                             ------------      ------------
           Total stockholders' equity                                          10,112,000         7,452,000
                                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 18,954,000      $ 27,577,000
                                                                             ============      ============

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       2002             2001             2000
NET SALES                                          $ 36,161,000     $ 46,851,000     $ 33,179,000

COST OF GOODS SOLD                                   22,397,000       31,439,000       22,233,000
                                                   ------------     ------------     ------------

GROSS PROFIT                                         13,764,000       15,412,000       10,946,000
                                                   ------------     ------------     ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses        9,661,000       11,917,000       10,513,000
  Other expense--net                                    442,000          375,000          208,000
                                                   ------------     ------------     ------------

           Total operating expenses                  10,103,000       12,292,000       10,721,000
                                                   ------------     ------------     ------------

OPERATING INCOME                                      3,661,000        3,120,000          225,000

INTEREST EXPENSE                                        751,000        1,683,000        1,363,000
                                                   ------------     ------------     ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                   2,910,000        1,437,000       (1,138,000)

INCOME TAX EXPENSE (BENEFIT)                          1,207,000           67,000         (456,000)
                                                   ------------     ------------     ------------

NET EARNINGS (LOSS)                                $  1,703,000     $  1,370,000     $   (682,000)
                                                   ============     ============     ============

NET EARNINGS (LOSS) PER SHARE:
  Basic                                            $       1.00     $        .87     $       (.43)
                                                   ============     ============     ============
  Diluted                                          $        .91     $        .83     $       (.43)
                                                   ============     ============     ============

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                  COMMON STOCK        ADDITIONAL                   TREASURY STOCK
                                             ----------------------    PAID-IN     RETAINED    ----------------------
                                               SHARES      AMOUNT      CAPITAL     EARNINGS     SHARES       AMOUNT        TOTAL
BALANCE--January 1, 2000                     1,699,000  $ 4,246,000   $  816,000  $1,988,000   (131,000)  $  (573,000)  $ 6,477,000

  Purchases of treasury stock                                                                   (48,000)     (176,000)     (176,000)

  Allocation of shares in
    Company sponsored
    defined contribution plan                                                                    58,000       279,000       279,000

  Net loss--2000                                                                    (682,000)                              (682,000)
                                             ---------  -----------   ----------  ----------   --------   -----------   -----------

BALANCE--December 31, 2000                   1,699,000    4,246,000      816,000   1,306,000   (121,000)     (470,000)    5,898,000

  Issuance of common stock                     391,000      978,000    1,037,000                                          2,015,000

  Unallocated shares held in
    the Company sponsored
    defined contribution plan                                                                  (391,000)   (2,015,000)   (2,015,000)

  Purchases of treasury stock                                                                   (12,000)      (52,000)      (52,000)

  Issuance of common stock
    options in consideration for
    debt and debt guarantees                                             236,000                                            236,000

  Net earnings--2001                                                               1,370,000                              1,370,000
                                             ---------  -----------   ----------  ----------   --------   -----------   -----------

BALANCE--December 31, 2001                   2,090,000    5,224,000    2,089,000   2,676,000   (524,000)   (2,537,000)    7,452,000

  Issuance of common stock                     204,000      511,000      244,000                                            755,000

  Purchases of treasury stock                                                                   (10,000)      (35,000)      (35,000)

  Allocation of shares in Company
    sponsored defined contribution plan                                   59,000                 35,000       178,000       237,000

  Effect of change in par value                          (5,712,000)   5,712,000

  Net earnings--2002                                                               1,703,000                              1,703,000
                                             ---------  -----------   ----------  ----------   --------   -----------   -----------

BALANCE--December 31, 2002                   2,294,000  $    23,000   $8,104,000  $4,379,000   (499,000)  $(2,394,000)  $10,112,000
                                             =========  ===========   ==========  ==========   ========   ===========   ===========

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                 2002           2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                        $  1,703,000   $  1,370,000   $   (682,000)
  Adjustments to reconcile net earnings (loss) to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                 266,000        710,000        430,000
    Allocation of shares in defined contribution plan             237,000                       279,000
    Loss on impairment of assets                                  338,000                       208,000
    Loss on pension plan termination, net of excise tax                        1,357,000
    Noncash debt issuance expense                                                 49,000
    Gain on sale of property and equipment                                      (142,000)
    Gain on sale of slipper brands                                            (1,196,000)
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable--net                                2,518,000      6,404,000     (5,775,000)
        Inventories--net                                        3,791,000      1,026,000     (5,293,000)
        Other receivable                                          129,000
        Other current assets                                       19,000        (10,000)       (56,000)
        Other noncurrent assets                                                    9,000         72,000
        Deferred income tax asset/liability                       699,000         46,000       (460,000)
        Prepaid pension                                                         (124,000)      (195,000)
      Increase (decrease) in:
        Accounts payable                                          286,000     (7,572,000)     7,841,000
        Accrued expenses                                          (99,000)       210,000       (150,000)
        Income taxes payable                                                    (883,000)       (22,000)
                                                             ------------   ------------   ------------
           Net cash provided (used) by operating activities     9,887,000      1,254,000     (3,803,000)
                                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                         (309,000)       (18,000)      (360,000)
  Proceeds from disposal of property and equipment                 76,000        212,000          2,000
  Proceeds from other receivable                                1,578,000                     4,000,000
  Proceeds from pension plan termination, net                                    362,000
  Proceeds from sale of slipper brands                                         1,485,000
  Acquisition of business--net of cash acquired                                             (15,148,000)
                                                             ------------   ------------   ------------
           Net cash provided (used) by investing activities     1,345,000      2,041,000    (11,506,000)
                                                             ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings on note payable--line of credit    (8,200,000)    (4,300,000)    10,597,000
  Proceeds from notes payable                                   2,728,000      3,850,000      6,000,000
  Repayments of notes payable                                  (5,607,000)    (3,648,000)      (520,000)
  Issuance of common stock                                          5,000      2,015,000
  Purchases of treasury stock                                     (35,000)       (52,000)      (176,000)
  Debt issuance and other costs                                   (19,000)                      (69,000)
  Other noncurrent liabilities                                                                 (747,000)
                                                             ------------   ------------   ------------
           Net cash (used) provided by financing activities   (11,128,000)    (2,135,000)    15,085,000
                                                             ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                                   104,000      1,160,000       (224,000)

CASH--Beginning of year                                         1,161,000          1,000        225,000
                                                             ------------   ------------   ------------

CASH--End of year                                            $  1,265,000   $  1,161,000   $      1,000
                                                             ============   ============   ============

                                                                     (Continued)
See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                  2002         2001             2000
SUPPLEMENTAL CASH FLOW INFORMATION--
  Cash paid during the year for:
  Interest                                                                     $ 540,000    $ 1,605,000     $ 1,382,000
                                                                               =========    ===========     ===========

  Income taxes                                                                 $ 567,000    $   901,000     $     2,000
                                                                               =========    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  OPERATING AND FINANCING ACTIVITIES:
    During 2002, a $750,000 note payable was converted
      into 204,000 shares of common stock.
    During 2001, the Company sold slipper brand net assets for receivables of $3,271,000. In addition, the Company issued common stock options valued at $236,000 in consideration for debt and debt guarantees.
    During 2000, the Company incurred a liability totaling
      $1,050,000 related to an acquisition of assets.

                                                                     (Concluded)

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS--The Company is engaged primarily in the import and sale of leisure footwear. Sales are made principally to retailers in the United States. During 2002 the Company changed its name from Daniel Green Company to Phoenix Footwear Group, Inc.

         On December 28, 2001, the Company sold its Daniel Green and L.B. Evans slipper brands to an independent third party for approximately $4,755,000. The recorded value of the net assets sold was approximately $3,558,000 which included inventory, related other assets and a related liability. The sale price includes guaranteed, minimum royalty payments at a present value at the date of sale of approximately $1,693,000. At December 31, 2002, the balance due to the Company for the minimum royalty totaled approximately $1,518,000 of which $270,000 is classified as a current other receivable in the accompanying 2002 consolidated balance sheet. The remaining balance of $1,248,000, which is to be received over the next three years, is included as a noncurrent other receivable in the accompanying 2002 consolidated balance sheet. The Company also recorded a note receivable at the date of sale for approximately $1,578,000, which was paid in 2002. This transaction resulted in a gain of approximately $1,197,000 which is included within the account classification entitled other expense, net in the accompanying 2001 consolidated statement of operations (see Note
         8).

         On March 30, 2000, the Company purchased all of the outstanding shares of Penobscot Shoe Company ("Penobscot") from a related party for approximately $18,218,000, including direct costs of the acquisition. Penobscot is also engaged in the import and sale of footwear. The acquisition of Penobscot has been accounted for under the purchase method of accounting and accordingly, the operating results of Penobscot have been included in the Company's consolidated financial statements since the date of acquisition. The allocation of the purchase price to the fair market value of assets and liabilities acquired was finalized in 2001 and totaled approximately $20,387,000 and $4,031,000 respectively. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired ("goodwill") was approximately $1,862,000.

         PRINCIPLES OF CONSOLIDATION--The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiary, Penobscot Shoe Company. Intercompany accounts and transactions have been eliminated in consolidation.

         ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of finished goods.

         PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION--Plant and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred. Replacements of significant items and major renewals and betterments are capitalized. Depreciation is computed using estimated useful lives under the straight-line method as follows:

Buildings                         20 years
Machinery and equipment           10 years
Computers                          4 years
Vehicles                           4 years
Furniture and fixtures             8 years

         OTHER ASSETS--Other assets consist primarily of deferred financing costs as of December 31, 2002 and 2001 which are being amortized over the term of the related debt instruments. Accumulated amortization as of December 31, 2002 and 2001 totaled $442,000 and $330,000, respectively.

         GOODWILL--Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the year ended December 31, 2002.

         Actual results of operations for each of the three years in the period ended December 31, 2002 and as adjusted results of operations for 2001 and 2000 had the nonamortization provisions of SFAS No. 142 been applied in those periods are as follows:

                                            2002              2001              2000
Net earnings (loss):
  As reported                          $   1,703,000     $   1,370,000     $    (682,000)
  Goodwill amortization                                        204,000            13,000
                                       -------------     -------------     -------------

  As adjusted                          $   1,703,000     $   1,574,000     $    (669,000)
                                       =============     =============     =============

Basic earnings (loss) per share:
  As reported                          $        1.00     $         .87     $        (.43)
  As adjusted                          $        1.00     $        1.00     $        (.43)

Diluted earnings (loss) per share:
  As reported                          $         .91     $         .83     $        (.43)
  As adjusted                          $         .91     $         .95     $        (.43)

         ASSET IMPAIRMENTS--Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value. The Company recorded an impairment loss associated with property held at December 31, 2002 totaling $84,000 in 2002, which is included within the account classification entitled other expenses, net in the accompanying 2002 consolidated statement of operations (see Note 8). In addition, the Company recorded an impairment loss associated with property totaling $208,000 in 2000, which is included within the account classification entitled other expenses, net in the accompanying 2000 consolidated statement of operations (see Note 8).

         REVENUE RECOGNITION--Revenues are recognized when products are shipped as all risk of loss transfers to the Company's customer upon shipment. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded.

         SHIPPING AND HANDLING FEES AND COSTS--Amounts billed to customers related to shipping and handling are included in net sales. Related costs incurred are included in cost of goods sold.

         RESEARCH AND DEVELOPMENT COSTS--Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $315,000 in 2002, $229,000 in 2001 and $320,000 in 2000 and are included in costs of goods sold.

         INCOME TAXES--Income taxes are provided on the earnings (losses) in the consolidated financial statements. Deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

         PER SHARE DATA--Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

                                                     2002            2001            2000
Basic net earnings (loss) per share:
  Net earnings (loss)                            $ 1,703,000     $ 1,370,000     $  (682,000)
  Weighted average common shares outstanding       1,709,000       1,569,000       1,571,000

Basic net earnings (loss) per share              $      1.00     $       .87     $      (.43)
                                                 ===========     ===========     ===========

Diluted net earnings (loss) per share:
  Net earnings (loss)                            $ 1,703,000     $ 1,370,000     $  (682,000)
  Interest on convertible debt                        17,000          59,000
                                                 -----------     -----------     -----------
  Net earnings (loss) and effect of
    assumed conversions                            1,720,000       1,429,000        (682,000)
                                                 -----------     -----------     -----------

  Weighted average common shares outstanding       1,709,000       1,569,000       1,571,000
  Effect of stock options outstanding                131,000           1,000
  Effect of convertible debt                          51,000         152,000
                                                 -----------     -----------     -----------
  Weighted average common and potential
    common shares outstanding                      1,891,000       1,722,000       1,571,000
                                                 -----------     -----------     -----------

Diluted net earnings (loss) per share            $       .91     $       .83     $      (.43)
                                                 ===========     ===========     ===========

         Options to purchase shares of common stock which totaled 88,750, 73,120 and 140,500 in 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

         CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to credit risks consist primarily of accounts receivable and other receivables. Companies in the retail industry comprise a significant portion of the accounts receivable balance; collateral is not required. The Company monitors its exposure for credit losses on all receivables and maintains allowances for anticipated losses.

         DERIVATIVES--SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires the Company to recognize all derivatives on the consolidated balance sheet at fair value. The Company has not identified any derivatives that meet the criteria for a derivative instrument and does not participate in any hedging activities.

         FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the short-term nature of the instruments. The fair value of long-term debt instruments approximates their recorded values primarily due to interest rates approximating current rates available for similar instruments.

         STOCK-BASED COMPENSATION--In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted in those standards, the Company has elected to continue to follow recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended December 31, 2002, 2001 and 2000.

         Pro forma information regarding the Company's net earnings (loss) and related per share amounts as required by SFAS No. 123 and SFAS No. 148 are as follows:

                                                2002              2001              2000
Net earnings (loss):
  As reported                              $   1,703,000     $   1,370,000     $    (682,000)
  Pro forma                                $   1,463,000     $   1,339,000     $    (755,000)

Basic net earnings (loss) per share:
  As reported                              $        1.00     $         .87     $        (.43)
  Pro forma                                $         .86     $         .86     $        (.48)

Diluted net earnings (loss) per share:
  As reported                              $         .91     $         .83     $        (.43)
  Pro forma                                $         .78     $         .81     $        (.48)

         The weighted average fair value of options granted in 2002 and 2001 is estimated as $2.69 and $1.08, respectively, and the weighted average fair value of the options outstanding as of 2002, 2001 and 2000 is estimated as $1.88, $1.06 and $1.10, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

                             2002         2001         2000
Expected life             8.9 years    8.4 years    9.0 years
Volatility                    38.35%       24.81%       28.70%
Risk-free interest rate        4.46%        4.96%        6.06%
Dividend yield                    0%           0%           0%

         SEGMENTS--The Company operates in only one business segment. In addition, the Company's internal reporting does not make it practicable to provide information on net sales earned from different styles of footwear or from different geographic locations. Long-lived assets are entirely located in the United States. Sales to one customer in 2002 totaled approximately $4,345,000, or 12 percent of the Company's net sales in 2002. Sales to one customer in 2001 totaled approximately $5,239,000, or 11 percent of the Company's net sales in 2001. Sales to any one customer in 2000 did not exceed 10% of the Company's net sales in that year. Ten major customers represented approximately 34% of net sales in 2002; most of these same customers represented 38% of net sales in 2001; and 45% of net sales in 2000. Due to the uncertain nature of the retail industry, the loss of any one or more of these customers could have a material adverse effect on the Company's business.

         RECLASSIFICATIONS--Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the classifications used in 2002.

2.       PROPERTY

         Property as of December 31 consisted of the following:

                                     2002           2001
Land and buildings                $1,215,000     $1,628,000
Machinery and equipment              278,000         90,000
Computers                            703,000        583,000
Vehicles                              47,000         47,000
Furniture and fixtures                35,000         35,000
                                  ----------     ----------
                                   2,278,000      2,383,000
Less accumulated depreciation        779,000        626,000
                                  ----------     ----------
Property--net                     $1,499,000     $1,757,000
                                  ==========     ==========

         Depreciation expense for the years ended December 31, 2002, 2001 and 2000 totaled $153,000, $246,000 and $167,000, respectively.

3.       BENEFIT PLANS

         DEFINED BENEFIT PENSION PLAN

         During 2001, the Company completed the termination of the Penobscot defined benefit pension plan. On the date of termination, the surplus from the plan totaling $2,378,000 was less than the carrying value of the prepaid pension cost asset of $3,735,000, resulting in a loss of $1,357,000. The loss was increased by an excise tax totaling $357,000, which resulted in a total loss on this transaction totaling $1,714,000. This amount is included within the account classification entitled other expense, net in the 2001 consolidated statement of operations (see Note 8).

         The Plan covered substantially all of its employees and it was the Company's policy to fund retirement costs as accrued. The net pension income for 2001 and 2000 included the following components:

                                    2001           2000
Interest cost                    $(106,000)     $(171,000)
Actual return on plan assets       237,000        380,000
Amortization of loss                (7,000)
Service cost                                      (15,000)
                                 ---------      ---------

Net pension income               $ 124,000      $ 194,000
                                 =========      =========

         DEFINED CONTRIBUTION PLAN

         The Company has a defined contribution 401(k) savings plan ("the Plan") covering substantially all employees of the Company. Following the termination of its defined benefit pension plan, the net cash surplus of $2,015,000 was contributed to the Plan. Subsequently, the Plan acquired 391,000 shares of the Company's common stock at a price per share of $5.15, which was based on an independent appraisal. The unallocated shares in the Plan have been classified as treasury stock in stockholders' equity. Compensation expense is recognized as the shares are allocated to the participants which is expected to occur over a seven-year period which began in 2002. The amount allocated to participants during the year ended December 31, 2002 was $237,000 (35,000 shares). In addition, the Company's matching contribution to the Plan totaled $59,000, $27,000 and $11,000 in 2002, 2001 and 2000, respectively.

4.       DEBT

         NOTES PAYABLE--The Company has a loan agreement which consists of a revolving line of credit ("revolver") and a term loan facility in the amount of $3,000,000. Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $11,000,000 reduced by a $1.7 million letter of credit available for the dissenting Penobscot shareholders (see Note 6). The revolver expires on May 1, 2006 and has an interest rate of LIBOR plus 225 basis points (LIBOR was 1.38% on December 31, 2002). Effective January 1, 2003, the interest rate ranges from LIBOR plus 175 to 300 basis points depending on the level of the Company's debt to earnings ratio. The revolver is secured by accounts receivable, inventory and equipment. The term loan, which is subject to similar interest rate changes as the revolver, is payable through May 1, 2006 and is also secured by accounts receivable, inventory and equipment. The balance owed under the Company's revolving line of credit as of December 31, 2002 and 2001 totaled $-0- and $8,200,000, respectively.

         The Company had a note payable to a major stockholder which was converted at the stockholder's option into 203,804 shares of the Company's common stock in 2002.

         Long-term debt as of December 31 consisted of the following:

                                                                                      2002           2001
Term loan payable to bank in annual installments of
$750,000 through 2006, interest due monthly
at LIBOR plus 250 basis points.                                                    $3,000,000     $2,968,000

Mortgage note payable to bank in monthly installments
of approximately $5,800, including interest, paid in full
in 2002.                                                                                             442,000

Note payable to bank, interest at LIBOR plus 225 basis
points, paid in full in 2002.                                                                        969,000

Note payable to bank, interest due monthly at LIBOR
plus 225 basis points, paid in full in 2002.                                                       1,500,000

Note payable to major stockholder interest due quarterly
at 15%, balance converted to common stock in 2002.                                                   750,000
                                                                                   ----------     ----------
                                                                                    3,000,000      6,629,000
Less: current portion                                                                 750,000      4,017,000
                                                                                   ----------     ----------

Noncurrent portion                                                                 $2,250,000     $2,612,000
                                                                                   ==========     ==========

         The aggregate principal payments of notes payable are as follows:

2003                                                       $  750,000
2004                                                          750,000
2005                                                          750,000
2006                                                          750,000
                                                           ----------

Total                                                      $3,000,000
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

5.       INCOME TAXES

         The income tax expense (benefit) consists of:

                 2002           2001            2000
Current:
  Federal     $  440,000     $    8,000      $        -
  State           68,000         13,000           4,000
              ----------     ----------      ----------
                 508,000         21,000           4,000
              ----------     ----------      ----------

Deferred:
  Federal        609,000         40,000        (410,000)
  State           90,000          6,000         (50,000)
              ----------     ----------      ----------
                 699,000         46,000        (460,000)
              ----------     ----------      ----------

Total         $1,207,000     $   67,000      $ (456,000)
              ==========     ==========      ==========

         The difference between tax computed at the statutory federal income tax rate and the Company's effective tax rate is as follows:

                                              2002             2001             2000
Expense (benefit) at statutory rate       $   990,000      $   489,000      $  (387,000)
State and other taxes--net of federal
  tax benefit                                 104,000           12,000          (36,000)
Items not deductible                           66,000          198,000            7,000
Change in valuation allowance                 (60,000)        (647,000)         (80,000)
Other                                         107,000           15,000           40,000
                                          -----------      -----------      -----------

Income tax expense (benefit)              $ 1,207,000      $    67,000      $  (456,000)
                                          ===========      ===========      ===========

         As of December 31, 2002, the Company has utilized its federal net operating loss carryforwards. The Company has an alternative minimum tax (AMT) credit carryforward of $49,000 which will never expire. The Company has approximately $1,262,000 of net operating loss carryforwards available for New York State tax purposes, which begin to expire in 2011.

         Components of the Company's deferred income tax asset (liability) as of December 31, 2002 and 2001 are as follows:

                                                       2002
                                            ---------------------------
                                              CURRENT        NONCURRENT
ASSETS

Non-deductible bad debt reserves            $   206,000     $         -
Inventory                                        91,000
Other accruals                                                  109,000
Net operating loss carryforwards                                  4,000
Compensation                                                     52,000
AMT credit carryforward                                          49,000
Charitable contribution                                         110,000

LIABILITIES

Installment sale gain                                          (689,000)
Pension                                                        (204,000)
Depreciation                                                   (431,000)
                                            -----------     -----------

Deferred income tax asset (liability)       $   297,000     $(1,000,000)
                                            ===========     ===========

                                                         2001
                                              --------------------------
                                                CURRENT      NONCURRENT
ASSETS

Non-deductible bad debt reserves               $573,000        $      -
Inventory                                        65,000
Other accruals                                   19,000
Net operating loss carryforwards                                959,000
Compensation                                                     55,000
AMT credit carryforward                                          57,000
Charitable contribution                                         213,000

LIABILITIES

Installment sale gain                                          (551,000)
Pension                                                        (786,000)
Depreciation                                                   (548,000)
Valuation allowance                             (20,000)        (40,000)
                                               --------        ---------

Deferred income tax asset (liability)          $637,000       $(641,000)
                                               ========        =========

6.       LIABILITY TO FORMER STOCKHOLDERS

         The accompanying consolidated balance sheets as of December 31, 2002 and 2001 includes an obligation of approximately $1,806,000 to dissenting stockholders of Penobscot. This liability arose prior to the Company's acquisition of Penobscot and was assumed by the Company. The Company has a letter of credit totaling $1,700,000 which has been designated for this obligation. The Company's accompanying 2002 consolidated balance sheet includes $280,000 in accrued interest associated with this liability.

7.       STOCKHOLDERS' EQUITY

         During 2002, the Company approved a change in the par value of common stock from $2.50 to $.01. As a result, the common stock dollar amount decreased $5,712,000 with a corresponding increase to additional paid-in capital of $5,712,000.

         The Company has a 2001 Long-Term Incentive Plan. Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. Options may also be granted as part of an employment offer. The Company has reserved 300,000 shares of its common stock for issuance under the Plan. Options can be exercised at the fair market value of the Company's common stock on the date of grant. The Plan is administered by the compensation committee of the Board of Directors.

         The stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                              2002          2001          2000
Options outstanding, beginning of year       89,000        66,000        75,000

Options granted                              90,000        32,000        66,000
Options exercised                            (1,000)
Options cancelled                                          (9,000)      (75,000)
                                            -------        ------       -------

Options outstanding--end of year            178,000        89,000        66,000
                                            =======        ======       =======

Options exercisable--end of year            151,000        45,000        33,000
                                            =======        ======       =======

         The outstanding options as of December 31, 2002 have an exercise price ranging from $3.45-$11.00 per share and expire at various dates through May 2014.

         In addition to the options outstanding under the Plan, the Company has granted options to two separate major stockholders in consideration for debt or debt guarantees. Options outstanding and exercisable under these arrangements totaled 200,000 as of December 31, 2002 and 2001 and 75,000 as of December 31, 2000. The outstanding options at December 31, 2002 have an exercise-price ranging from $3.50-$4.75 per share and expire at various dates through June 2011. The Company accounts for these options in accordance with SFAS No. 123.

8.       OTHER EXPENSE, NET

         Other expense, net consists primarily of the following for the year ended December 31, 2002: loss of $254,000 on the sale of property; impairment of $84,000 on a building held for sale in Maine and a write-off of $104,000 of a receivable associated with the sale of the Company's slipper brands in 2001.

         Other expense, net consists primarily of the following for the year ended December 31, 2001; the gain of $1,197,000 as a result of the sale of the Company's slipper brands as described in Note 1; the loss of $1,714,000 as a result of the termination of the Penobscot defined benefit pension plan as described in Note 3 and; a net gain on the sale of property of $142,000.

         Other expense, net for the year ended December 31, 2000 includes an impairment loss of $208,000.

                                     ******