Form 10-Q
period 2003-03-29
PHOENIX FOOTWEAR GROUP INC
filed 2003-05-13
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number	0-774

PHOENIX FOOTWEAR GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	15-0327010

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5759 Fleet Street, Suite 220, Carlsbad, California	92008

(Address of Principal Executive Offices)	(Zip Code)

(760) 602-9688 (Registrant’s Telephone Number, Including Area Code)

Daniel Green Co. 450 Main Street, Old Town, ME 04468 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 11, 2003
Common, $0.01 par value	2,147,098

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 29,	December 31,
	2003	2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,015,000	$1,265,000
Accounts receivable (less allowances of $500,000 in 2003 and $479,000 in 2002)	7,165,000	5,679,000
Inventories—net	7,873,000	6,662,000
Other receivable	545,000	316,000
Other current assets	786,000	185,000
Deferred income tax asset	297,000	297,000

Total current assets	17,681,000	14,404,000
PLANT AND EQUIPMENT—Net	1,025,000	1,499,000
OTHER ASSETS:
Other assets—net	146,000	158,000
Goodwill	1,645,000	1,645,000
Other receivable	718,000	1,248,000

Total other assets	2,509,000	3,051,000

TOTAL ASSETS	$21,215,000	$18,954,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,286,000	$1,872,000
Accrued expenses	1,152,000	1,164,000
Notes payable—current	750,000	750,000
Liability to former stockholders	1,806,000	1,806,000
Income taxes payable	159,000	—

Total current liabilities	7,153,000	5,592,000
OTHER LIABILITIES:
Notes payable—noncurrent	2,250,000	2,250,000
Deferred income tax liability	1,000,000	1,000,000

Total other liabilities	3,250,000	3,250,000

Total liabilities	10,403,000	8,842,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—6,000,000 shares authorized; 2,309,000 and 2,294,000 shares issued in 2003 and 2002, respectively	23,000	23,000
Additional paid-in-capital	8,252,000	8,104,000
Retained earnings	4,754,000	4,379,000

	13,029,000	12,506,000
Less: Treasury stock at cost, 460,398 and 499,097 shares in 2003 and 2002, respectively	(2,217,000)	(2,394,000)

Total stockholders’ equity	10,812,000	10,112,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,215,000	$18,954,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2003	2002
NET SALES	$9,207,000	$10,793,000
COST OF GOODS SOLD	5,187,000	6,960,000

GROSS PROFIT	4,020,000	3,833,000

OPERATING EXPENSES:
Selling, general and administrative expenses	2,853,000	2,593,000
Other expenses—net	476,000	—

Total operating expenses	3,329,000	2,593,000

OPERATING INCOME	691,000	1,240,000
INTEREST EXPENSE	66,000	232,000

EARNINGS BEFORE INCOME TAXES	625,000	1,008,000
INCOME TAX PROVISION	250,000	403,000

NET INCOME	$375,000	$605,000

NET INCOME PER SHARE:
Basic	$.20	$.39

Diluted	$.19	$.33

SHARES OUTSTANDING:
Basic	1,833,094	1,566,051

Diluted	1,931,568	1,889,173

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$375,000	$605,000
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	48,000	75,000
Allocation of shares in defined contribution plan	402,000	—
Loss on sale of property and equipment	8,000	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable — net	(1,486,000)	(961,000)
Inventories — net	(1,211,000)	2,109,000
Other current receivable	(229,000)	—
Other current assets	(601,000)	(281,000)
Other noncurrent assets	542,000	(167,000)
Increase (decrease) in:
Accounts payable	1,414,000	944,000
Accrued expenses	(12,000)	(440,000)
Income taxes payable	159,000	378,000

Net cash (used) provided by operating activities	(591,000)	2,262,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(39,000)	(100,000)
Proceeds from disposal of property and equipment	457,000	—

Net cash provided (used) by investing activities	418,000	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on note payable—line of credit	—	(2,350,000)
Repayments of notes payable	—	(614,000)
Issuance of common stock	52,000	—
Purchases of treasury stock	(129,000)	—

Net cash used by financing activities	(77,000)	(2,964,000)

NET DECREASE IN CASH	(250,000)	(802,000)
CASH—Beginning of period	1,265,000	1,161,000

CASH—End of period	$1,015,000	$359,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business and Summary of Significant Accounting

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 29, 2003, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly owned subsidiary, Penobscot Shoe Company. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st.

2. Per Share Data

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 297,000 shares as of March 29, 2003, which were issued during 2001 in connection with the termination of the defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven year period which commenced in 2002. During the first quarter of 2003 approximately 59,000 shares were allocated to the defined contribution 401(k) savings plan. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated by dividing net income and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted income per share is presented below.

	Three Months Ended
	March 29, 2003	March 31, 2002
Basic net income per share:
Net income	$375,000	$605,000
Weighted average common shares outstanding	1,833,094	1,566,051
Basic net income per share	$0.20	$0.39

Diluted net income per share:
Net income	$375,000	$605,000
Interest on convertible debt	—	17,000

Net income and effect of assumed conversions	375,000	622,000

Weighted average common shares outstanding	1,833,094	1,566,051
Effect of stock options outstanding	98,474	119,318
Effect of convertible debt	—	203,804

Weighted average common and potential common shares outstanding	1,931,568	1,889,173
Diluted net income per share	$0.19	$0.33

3. Other Expenses -Net

Other expenses-net, of $476,000 for the quarter ended March 29, 2003 consists primarily of costs associated with the relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California and the discontinued Antigua Enterprises acquisition effort. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the relocation costs have been recorded as incurred at their fair values for the quarter ended March 29, 2003.

4. Goodwill

Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the quarter ended March 29, 2003. In accordance with SFAS No. 142 no goodwill amortization was recognized in either the quarter ended March 29, 2003 or March 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the quarter ended March 29, 2003 and March 31, 2002.

Sales

Net sales for the quarter ended March 29, 2003 were $9.2 million, a decrease of $1.6 million or 14.7% as compared to $10.8 million for the prior year period. This decrease is due primarily to softness experienced in the domestic footwear market by our customers associated with unseasonably cold weather and continued war and economic concerns.

Gross Profit

Gross profit in the first quarter of 2003 was $4.0 million or 43.7% of net sales as compared to $3.8 million or 35.5% of net sales in the first quarter of 2002. The improvement in gross margin as a percentage of net sales primarily relates to an improved product sales mix and a reduction in the volume of closeout sales. Cost of goods sold, as a percentage of net sales was 56.3% in 2003, compared to 64.5% for the prior year period. Cost of goods sold reflects the direct costs of footwear sold, sourced variances from pre-determined standards, and adjustments to the value of the inventory on hand.

Expenses

Selling, general and administrative expenses as a percentage of net sales were 31.0% or $2.9 million in the first quarter of 2003 versus 24.0% or $2.6 million for the comparable prior year period. This increase was primarily related to increased advertising and promotional expenses.

Other net operating expenses were $476,000 in 2003 and consisted primarily of costs associated with the relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California and the discontinued Antigua Enterprises acquisition effort.

Interest Expense

Interest expense for the first quarter of 2003 was $66,000, down from $232,000 in the prior year quarter. The decrease in interest expense during 2003 is a result of lower interest rates and lower average outstanding indebtedness as compared to 2002.

Income Tax Provision

The Company’s tax expense for the first quarter of 2003 was $250,000 as compared to $403,000 in the prior year period. The Company’s effective tax rate was 40% in 2003 and 2002. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Liquidity and Capital Resources

As of March 29, 2003 the Company had working capital of approximately $10.5 million as compared to working capital of $8.8 million at December 31, 2002. Working capital may vary from time to time as a result of seasonal requirements, which are heightened during the first and third quarters, the timing of factory shipments and the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

The consolidated statement of cash flows for the first quarter of 2003 shows a decrease of cash since December 31, 2002. Net cash used by operations was approximately $591,000, due primarily to the increase in inventories and accounts receivable. The Company’s current ratio, the relationship of current assets to current liabilities, decreased to 2.47 in 2003 from 2.58 in 2002. Capital expenditures for the first quarter of 2003 approximated $39,000, as compared to $100,000 in the prior year period.

As of March 29, 2003, total bank indebtedness was $3.0 million and total indebtedness was $4.8 million, which consisted of: notes payable of $3.0 million and a liability relating to the dissenting shareholders of Penobscot of $1.8 million.

Management is not aware of any known demands, commitments, or events that would materially affect its liquidity. There are no material expenditures or commitments, which would affect capital resources in a significant way. Cash generated by operations, supplemented by borrowings, are considered sufficient to cover planned requirements.

Contractual Obligations

Contractual obligations as of March 29, 2003 consists of long-term debt, and are summarized in the following table:

     Long-term debt:

Total	$3,000,000
Payments due in one year	750,000
Payments due in two years	750,000
Payments due in three years	750,000
Payments due in four years	750,000

Statements in this document, other than the statements of historical information, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual results and timing of the events may differ materially from the future results, timing, performance or achievements expressed or implied by such forward-looking statements.

“Forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act), include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences or otherwise. Such forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, “project”, “will likely result”, or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K, and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following: international, national and local general economic and market conditions; the inability to source the Company’s products because of adverse political and economic factors or the imposition of trade or duty restrictions; changing consumer preferences; changing fashion trends; intense competition amount other footwear brands; demographic changes; popularity of particular designs and products; seasonal and geographic demand for the Company’s products; fluctuations and difficulty in forecasting operating results, including without limitation, the ability of the Company to continue, to manage and forecast its growth and inventories; risk of unavailability or price increases in raw materials needed to make the Company’s products; new product development and commercialization; the ability to secure and protect trademarks; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; increase cost of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks of doing business outside the United States; including without limitation, import duties, quotas, tariffs, and political and economic instability; changes in government regulation; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; the risk of the Company’s customers filing bankruptcy and other factors referenced or incorporated by reference in this report and other reports.

The Company operates in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report.

Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business and consistent with established policies and procedures we use the necessary financial instruments to manage the fluctuations in interest rates. The Company does not have any foreign currency risk. The Company does not enter into any of these transactions for speculative purposes.

Item 4. Controls and Procedures

We have for many years had procedures in place for gathering the information that is needed to enable us to file required quarterly and annual reports with the Securities and Exchange Commission (“SEC”). However, because of additional disclosure requirements imposed by the SEC in August 2002, as required by the Sarbanes-Oxley Act of 2002, we formed a committee consisting of the people who are primarily responsible for preparation of those reports, including our general counsel and our principal accounting officer, to review and formalize our procedures, and to have ongoing responsibility for designing and implementing our disclosure controls and procedures (i.e., the controls and procedures by which we ensure that information we are required to disclose in the annual and quarterly reports we file with the SEC is processed, summarized and reported within the required time periods). On February 27, 2003, our chief executive officer and our chief financial officer met with that committee to evaluate the disclosure controls and procedures we had in place and the steps that are being taken to formalize those procedures and to introduce some additional steps to the information-gathering process. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that, while the procedures we have had in place appear to have provided all the information we have needed to date, the committee should proceed to formalize and supplement our disclosure controls and procedures in order to ensure that all the information required to be disclosed in our reports is accumulated and communicated to the people responsible for preparing those reports, and to our principal executive and financial officers, at times and in a manner that will allow timely decisions regarding required disclosures.

Part II — Other Information

Item 1. Legal Proceedings — None.

Item 2. Changes in Securities — None

Item 3. Defaults upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders. — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K:

a)	Exhibit 99.1 — Certification of Chief Executive Officer

b)	Exhibit 99.2 — Certification of Chief Financial Officer

c)	Certification of Chief Financial Officer on Controls and Procedures

d)	Certification of Chief Executive Officer on Controls and Procedures

e)	Forms 8-K

1)	On April 30, 2003, we filed a report on Form 8-K announcing that on April 28, 2003, we issued a press release regarding our financial results for the first quarter of 2003.

2)	On March 20, 2003, we filed a report on Form 8-K announcing that on March 18, 2003 we issued a press release stating that our attempt to acquire Antigua Enterprises had proved unsuccessful.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.
Registrant

Date: May 12, 2003	/s/ James R. Riedman

James R. Riedman Chairman and Chief Executive Officer

Date: May 12, 2003	/s/ Kenneth E. Wolf

Kenneth E. Wolf Chief Financial Officer and Treasurer

CERTIFICATION OF DISCLOSURE CONTROLS AND PROCEDURES

I, James R. Riedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Phoenix Footwear Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James R. Riedman

Name: James R. Riedman Title: Chief Executive Officer Date: May 12, 2003

CERTIFICATION OF DISCLOSURE CONTROLS AND PROCEDURES

I, Kenneth E. Wolf, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Phoenix Footwear Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenneth E. Wolf

Name: Kenneth E. Wolf Title: Chief Financial Officer & Treasurer Date: May 12, 2003