Form 10-Q
period 2003-06-28
PHOENIX FOOTWEAR GROUP INC
filed 2003-08-12
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003

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

Yes  ☐   No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 28, 2003
Common, $0.01 par value	4,286,532

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings -
Item 2. Changes in Securities -
Item 3. Defaults upon Senior Securities — None
Item 4. Submission of matters to a vote of security holders
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K:
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$528,000	$1,265,000
Accounts receivable (less allowances of $365,000 in 2003 and $479,000 in 2002)	5,638,000	5,679,000
Inventories—net	8,488,000	6,662,000
Other receivable	544,000	316,000
Other current assets	686,000	185,000
Deferred income tax asset	297,000	297,000

Total current assets	16,181,000	14,404,000
PLANT AND EQUIPMENT—Net	1,029,000	1,499,000
OTHER ASSETS:
Other assets-net	133,000	158,000
Goodwill	1,645,000	1,645,000
Other receivable	718,000	1,248,000

Total other assets	2,496,000	3,051,000

TOTAL ASSETS	$19,706,000	$18,954,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,652,000	$1,872,000
Accrued expenses	1,084,000	1,164,000
Note payable, line of credit	2,580,000	—
Notes payable—current	750,000	750,000
Liability to former stockholders	—	1,806,000
Income taxes payable	89,000	—

Total current liabilities	7,155,000	5,592,000
OTHER LIABILITIES:
Notes payable—noncurrent	1,500,000	2,250,000
Deferred income tax liability	1,000,000	1,000,000

Total other liabilities	2,500,000	3,250,000

Total liabilities	9,655,000	8,842,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value-50,000,000 shares authorized; 4,284,000 and 4,588,000 shares issued in 2003 and 2002, respectively	21,000	23,000
Additional paid-in-capital	7,538,000	8,104,000
Retained earnings	4,066,000	4,379,000

	11,625,000	12,506,000
Less: Treasury stock at cost, 602,894 and 998,194 shares in 2003 and 2002, respectively	(1,574,000)	(2,394,000)

Total stockholders’ equity	10,051,000	10,112,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,706,000	$18,954,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended

	June 28,	June 30,	June 28,	June 30,
	2003	2002	2003	2002

NET SALES	$7,552,000	$8,446,000	$16,759,000	$19,239,000
COST OF GOODS SOLD	4,365,000	5,363,000	9,552,000	12,323,000

GROSS PROFIT	3,187,000	3,083,000	7,207,000	6,916,000

OPERATING EXPENSES:
Selling, general and administrative expenses	2,601,000	2,408,000	5,454,000	5,001,000
Other expenses—net	939,000	—	1,415,000	—

Total operating expenses	3,540,000	2,408,000	6,869,000	5,001,000

OPERATING (LOSS) INCOME	(353,000)	675,000	338,000	1,915,000
INTEREST EXPENSE	386,000	103,000	452,000	335,000

EARNINGS (LOSS) BEFORE INCOME TAXES	(739,000)	572,000	(114,000)	1,580,000
INCOME TAX (BENEFIT) PROVISION	(51,000)	229,000	199,000	632,000

NET (LOSS) INCOME	$(688,000)	$343,000	$(313,000)	$948,000

NET (LOSS) INCOME PER SHARE (Note 2)
Basic	$(.19)	$.10	$(.08)	$.28

Diluted	$(.19)	$.09	$(.08)	$.25

SHARES OUTSTANDING:
Basic	3,690,279	3,540,710	3,682,387	3,336,406

Diluted	3,690,279	3,952,248	3,682,387	3,865,296

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 28,	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(313,000)	$948,000
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	98,000	143,000
Allocation of shares in defined contribution plan	402,000	—
Loss on sale of property and equipment	8,000	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable — net	41,000	1,862,000
Inventories — net	(1,826,000)	2,895,000
Other current receivable	(228,000)	—
Other current assets	(501,000)	(396,000)
Other noncurrent assets	554,000	(346,000)
Increase (decrease) in:
Accounts payable	780,000	1,402,000
Accrued expenses	(80,000)	(447,000)
Liability to former stockholders	(1,806,000)	—
Income taxes payable	89,000	594,000

Net cash (used) provided by operating activities	(2,782,000)	6,655,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(93,000)	(102,000)
Proceeds from disposal of property and equipment	457,000	—

Net cash provided (used) by investing activities	364,000	(102,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on note payable—line of credit	2,580,000	(6,341,000)
Repayments of notes payable	(750,000)	(1,378,000)
Issuance of common stock	52,000	5,000
Purchases of treasury stock	(201,000)	—

Net cash provided (used) by financing activities	1,681,000	(7,714,000)

NET DECREASE IN CASH	(737,000)	(1,161,000)
CASH—Beginning of period	1,265,000	1,161,000

CASH—End of period	$528,000	$—

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Description of Business and Summary of Significant Accounting

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Phoenix Footwear Group, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002. The results of operations for the three and six months ended June 28, 2003, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.

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

2.  Per Share Data

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 594,000 shares as of June 28, 2003, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven year period which commenced in 2002. During the first quarter of 2003 approximately 119,000 shares were allocated to the defined contribution 401(k) savings plan. No shares were allocated during the second quarter of 2003. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is calculated by dividing net (loss) income and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. Net (loss) income per share for prior periods has been restated to reflect a two-for-one stock split effective May 22, 2003. A reconciliation of the numerators and denominators of basic and diluted (loss) income per share is presented below.

	Three Months Ended		Six Months Ended

	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002

Basic net (loss) income per share:
Net (loss) income	$(688,000)	$343,000	$(313,000)	$948,000
Weighted average common shares outstanding	3,690,279	3,540,710	3,682,387	3,336,406
Basic net (loss) income per share	$(0.19)	$0.10	$(0.08)	$0.28

Diluted net (loss) income per share:
Net (loss) income	$(688,000)	$343,000	$(313,000)	$948,000
Interest on convertible debt	—	—	—	17,000

Net (loss) income and effect of assumed conversions	(688,000)	343,000	(313,000)	965,000
Weighted average common shares outstanding	3,690,279	3,540,710	3,682,387	3,336,406
Effect of stock options outstanding	—	411,538	—	300,176
Effect of convertible debt	—	—	—	228,714

Weighted average common and potential common shares outstanding	3,690,279	3,952,248	3,682,387	3,865,296
Diluted net (loss) income per share	$(0.19)	$0.09	$(0.08)	$0.25

3.  Goodwill

Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the quarter ended June 28, 2003. In accordance with SFAS No. 142 no goodwill amortization was recognized in either the quarter or six month periods ended June 28, 2003 or June 30, 2002, respectively.

4.  Liability to Former Stockholders

The accompanying consolidated balance sheets as of December 31, 2002 included an obligation of approximately $1.8 million and accrued interest of $280,000 to dissenting stockholders of Penobscot Shoe Company. This liability arose prior to the acquisition of Penobscot and was assumed by the Company. On May 30, 2003 the Company received from the Superior Court in Penobscot County, Maine its decision which stated dissenting Penobscot stockholders are entitled to $15.87 per common share, which represents $4.12 more per share than the amount the Company paid at the time of the acquisition. Additionally, the ruling granted interest to the dissenting stockholders bringing the total judgment to $3.1 million. As a result, the Company recorded in Other expenses $751,000 of litigation related legal and settlement expenses and $346,000 of interest expense related to this litigation during the quarter ended June 28, 2003. The Company used $500,000 in cash and increased its note payable — line of credit in the amount of $2.6 million to pay the settlement.

5.  Debt

The Company has a loan agreement which consists of a revolving line of credit (“revolver”) and a term loan facility in the amount of $2.2 million. Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $11.0 million. The revolver expires on May 1, 2006 and has an interest rate of LIBOR plus 175 to 300 basis points. The revolver is secured by accounts receivable, inventory and equipment. The balance owed under the Company’s revolving line of credit as of June 28, 2003 totaled $2.6 million. The term loan, which is subject to similar interest rate changes as the revolver, is payable through May 1, 2006 and is also secured by accounts receivable, inventory and equipment.

     Long-term debt as of June 28, 2003 consisted of the following:

Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 200 basis points	2,250,000
Less: current portion	750,000

Noncurrent portion	1,500,000

6.  Other Expenses -Net

Other expenses-net, of $939,000 for the quarter ended June 28, 2003 consists primarily of additional costs associated with the dissenting Penobscot stockholders settlement and with the ongoing relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the relocation costs have been recorded as incurred at their fair values for the quarter ended June 28, 2003.

7.  Subsequent Events

On August 8, 2003, the Company purchased all of the outstanding shares of H.S. Trask & Co. (“Trask”) for approximately $2.8 million in cash and 700,000 shares of newly issued common stock. Trask is also engaged in the import and sale of footwear. The results of operations for the three and six month periods ended June 28, 2003 and June 30, 2002, respectively, on a proforma basis, assuming the Trask acquisition occurred at the beginning of the earliest period presented, are as follows:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002

Net sales	$9,636,000	$10,170,000	$20,560,000	$22,813,000

Gross profit	$4,042,000	$3,682,000	$8,798,000	$8,178,000

Net (loss) earnings	$(822,000)	$250,000	$(542,000)	$718,000

Net (loss) earnings per common share	$(0.19)	$0.06	$(0.12)	$0.16

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the quarter ended June 28, 2003 and June 30, 2002.

Sales

Net sales for the quarter ended June 28, 2003 were $7.6 million, a decrease of $894,000 or 10.6% as compared to $8.4 million for the prior year period. This decrease is due primarily to a depressed economic retail environment and poor weather conditions.

Gross Profit

Gross profit in the second quarter of 2003 was $3.2 million or 42.2% of net sales as compared to $3.1 million or 36.5% of net sales in the second quarter of 2002. This 3.4% improvement in gross margin as a percentage of net sales primarily relates to an improved product sales mix and a reduction in the volume of closeout sales. Cost of goods sold, as a percentage of net sales was 57.8% in 2003, compared to 63.5% for the prior year period. Cost of goods sold reflects the direct costs of footwear sold, sourced variances from pre-determined standards, and adjustments to the value of the inventory on hand.

Expenses

Selling, general and administrative expenses as a percentage of net sales were 34.4% or $2.6 million in the second quarter of 2003 versus 28.5% or $2.4 million for the comparable prior year period. This increase was primarily related to increased marketing and advertising expenses, increased employee compensation and benefit costs, and occupancy costs associated with the Company’s new west coast operations.

Other net operating expenses were $939,000 in 2003 and consisted primarily of costs associated with the settlement of the dissenting stockholders’ litigation and relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California.

Interest Expense

Interest expense for the second quarter of 2003 was $386,000 and included an interest charge of $346,000 related to the dissenting stockholders’ litigation. Excluding the dissenting stockholders interest charge, interest expense decreased $63,000 or 61.2% from the prior year quarter total of $103,000. The decrease in interest expense during 2003 is a result of lower interest rates and lower average outstanding indebtedness as compared to 2002.

Income Tax Provision

The Company recorded a tax benefit for the second quarter of 2003 of $51,000 as compared to a tax expense of $229,000 in the prior year period. The Company’s effective tax rate during the three months ended June 28, 2003 and June 30, 2002 was 40%. Approximately $611,000 of the dissenting stockholders litigation settlement was not tax deductible for the second quarter of 2003. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Comparison of the six months ended June 28, 2003 and June 30, 2002.

Sales

Net sales for the six months ended June 28, 2003 were $16.8 million, a decrease of $2.5 million or 12.9% as compared to $19.2 million for the prior year period. This decrease is due primarily to a unseasonably cold weather conditions and economic concerns.

Gross Profit

Gross profit for the six months ended June 28, 2003 was $7.2 million or 43.0% of net sales as compared to $6.9 million or 35.9% of net sales in the same period of 2002. This 4.2% improvement in gross margin as a percentage of net sales primarily relates to an improved product sales mix and a reduction in the volume of closeout sales. Cost of goods sold, as a percentage of net sales was 57.0% in 2003, compared to 64.1% for the prior year period.

Expenses

Selling, general and administrative expenses as a percentage of net sales were 32.5% or $5.5 million for the six months ended June 28, 2003 versus 26.0% or $5.0 million for the comparable prior year period. This increase is due primarily to increased marketing and advertising expenses, increased employee compensation and benefit costs, and occupancy costs associated with the Company’s new west coast operations.

Other net operating expenses were $1.4 million in 2003 and consisted primarily of costs associated with the settlement of the dissenting stockholders’ litigation, relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California and the discontinued Antigua Enterprises acquisition effort.

Interest Expense

Interest expense for the six months ended June 28, 2003 was $452,000 and included an interest charge of $376,000 related to the dissenting stockholders’ litigation. Excluding the dissenting stockholders interest charge, interest expense decreased $259,000 or 77.3% from the prior year period total of $335,000. The decrease in interest expense during 2003 is a result of lower interest rates and lower average outstanding indebtedness as compared to 2002.

Income Tax Provision

The Company’s tax expense for the six months ended June 28, 2003 was $199,000 as compared to $632,000 in the prior year period. The Company’s effective tax rate during the six month period ended June 28, 2003 and June 30, 2002 was 40%. Approximately

$611,000 of the dissenting stockholders litigation settlement was not tax deductible for the 2003 period. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Liquidity and Capital Resources

As of June 28, 2003 the Company had working capital of approximately $9.0 million as compared to working capital of $8.8 million at December 31, 2002. Working capital may vary from time to time as a result of seasonal requirements, which are heightened during the first and third quarters, the timing of factory shipments and the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

The consolidated statement of cash flows for the second quarter of 2003 shows a decrease of cash since December 31, 2002. Net cash used by operations was approximately $2.8 million, due primarily to the increase in inventories and payment of the dissenting stockholders settlement expenses. The Company’s current ratio, the relationship of current assets to current liabilities, decreased to 2.26 in 2003 from 2.58 in 2002. Capital expenditures for the first six months of 2003 approximated $93,000, as compared to $102,000 in the prior year period.

As of June 28, 2003, total bank indebtedness was $4.8 million consisting of note payable — line of credit of $2.6 million and notes payable of $2.2 million.

Management is not aware of any known demands, commitments, or events that would materially affect its liquidity. There are no material expenditures or commitments, which would affect capital resources in a significant way. Cash generated by operations, supplemented by borrowings, are considered sufficient to cover planned requirements.

Contractual Obligations

Contractual obligations as of June 28, 2003 consists of note payable, line of credit and long-term debt, and are summarized in the following table:

Note payable — line of credit:
Total	$2,580,000
Long-term debt:
Total	$2,250,000
Payments due in one year	750,000
Payments due in two years	750,000
Payments due in three years	750,000

Subsequent Events

On August 8, 2003, the Company purchased all of the outstanding shares of H.S. Trask & Co. (“Trask”) for approximately $2.8 million in cash and 700,000 shares of newly issued common stock. Trask is also engaged in the import and sale of footwear.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer an evaluation was performed of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the quarterly report.

Part II —  Other Information

Item 1.  Legal Proceedings —

On May 30, 2003 the Superior Court in Penobscot County, Maine issued their final settlement decision in the Penobscot Shoe Company litigation which stated that dissenting stockholders are entitled to $15.87 per common share, $4.12 more per share that the amount the Company paid at the time of the acquisition, plus interest. The total settlement amount including interest was $3.1 million and was paid by the Company during the second quarter ended June 28, 2003.

Item 2.  Changes in Securities —

On May 22, 2003, the Board of Directors authorized a two-for-one stock split of Common Stock for all stockholders of record as of the close of business on May 22, 2003.

Item 3.  Defaults upon Senior Securities — None

Item 4.  Submission of matters to a vote of security holders

We held our Annual Meeting of Stockholders on May 22, 2003. At the meeting, the following nominees were elected as directors to hold office until the Annual Meeting of Stockholders to be held in 2004, and until his successor is elected and shall qualify:

Nominee	Votes For	Votes Withheld

Edward Bloomberg	2,010,796	74,551
Steven M. DePerrior	2,057,296	28,051
Gregory M. Harden	2,057,064	28,283
Wilhelm Pfander	2,057,396	27,951
Gary E. Pflugfelder	2,057,496	27,851
James R. Reidman	2,056,796	28,551
Greg A. Tunney	2,056,344	29,003

The appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the year 2003 was ratified. The voting for the proposal was as follows:

For — 2,057,463	Against — 27,850	Abstain — 34

The proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 6,000,000 to 50,000,000 and to increase the number of authorized shares of preferred stock from 1,000 to 500,000 was ratified. The voting for the proposal was as follows:

For — 1,474,761	Against — 101,395	Abstain — 7,906

Also at the meeting, the proposal to amend the 2001 Long-Term Incentive Plan to increase the number of shares of Common Stock which can be awarded thereunder from 300,000 to 500,000 was ratified. The voting for the proposal was as follows:

For — 1,476,960	Against — 97,721	Abstain — 9,381

Item 5.  Other Information — None

Item 6.  Exhibits and Reports on Form 8-K:

a)	Exhibits required by Item 601 of regulation S-K

Exhibit 10.1 — Agreement and Plan of Merger
Exhibit 10.2 — Letter Amendment to the Agreement and Plan of Merger
Exhibit 10.3 — Escrow Agreement
Exhibit 10.4 — Harrison Trask Employment and Consulting Agreement
Exhibit 10.5 — Harrison Trask Non-Disclosure Agreement
Exhibit 31.1 — Section 302 Certification of Chief Executive Officer
Exhibit 31.2 — Section 302 Certification of Chief Financial Officer and Treasurer
Exhibit 32.1 — Section 906 Certification of Chief Executive Officer
Exhibit 32.2 — Section 906 Certification of Chief Financial Officer and Treasurer

b)	Forms 8-K

1)	On June 16, 2003, the Company filed a report on Form 8-K announcing the issuance of two press releases, the first press release updated the effect of the dissenting stockholders lawsuit ruling and the second announced the signing of a definitive merger agreement with the H.S. Trask & Co.

2)	On June 3, 2003, the Company filed a report on Form 8-K commenting on the decision received May 30, 2003 from the Superior Court in Penobscot County, Maine regarding the dissenting stockholders’ suit associated with the Company’s March 2000 acquisition of Penobscot Shoe Company.

3)	On April 29, 2003, the Company filed a report on Form 8-K announcing the Company’s first quarter 2003 results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.
Registrant

Date: August 12, 2003	/s/ James R. Riedman

James R. Riedman
Chairman and Chief Executive Officer

Date: August 12, 2003	/s/ Kenneth E. Wolf

Kenneth E. Wolf
Chief Financial Officer and Treasurer