Form 10-Q
period 2003-09-27
PHOENIX FOOTWEAR GROUP INC
filed 2003-11-12
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number	001-31309

PHOENIX FOOTWEAR GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	15-0327010

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5759 Fleet Street, Suite 220, Carlsbad, California	92008

(Address of Principal Executive Offices)	(Zip Code)

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

     Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 3, 2003
Common, $0.01 par value	5,060,311

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 27,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$1,265,000
Accounts receivable (less allowances of $752,000 in 2003 and $479,000 in 2002)	9,414,000	5,679,000
Inventories—net	9,725,000	6,662,000
Other receivable	545,000	316,000
Other current assets	448,000	185,000
Deferred income tax asset	297,000	297,000

Total current assets	20,429,000	14,404,000
PLANT AND EQUIPMENT—Net	1,106,000	1,499,000
OTHER ASSETS:
Other assets—net	121,000	158,000
Goodwill and unamortizable intangibles	5,256,000	1,645,000
Intangible assets, net	778,000	—
Other receivable	719,000	1,248,000

Total other assets	6,874,000	3,051,000

TOTAL ASSETS	$28,409,000	$18,954,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,044,000	$1,872,000
Accrued expenses	1,321,000	1,164,000
Note payable, line of credit	2,967,000	—
Notes payable—current	1,350,000	750,000
Liability to former stockholders	—	1,806,000
Income taxes payable	427,000	—

Total current liabilities	9,109,000	5,592,000
OTHER LIABILITIES:
Notes payable—noncurrent	3,900,000	2,250,000
Deferred income tax liability	1,000,000	1,000,000

Total other liabilities	4,900,000	3,250,000

Total liabilities	14,009,000	8,842,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—50,000,000 shares authorized; 4,988,422 and 4,588,360 shares issued in 2003 and 2002, respectively	50,000	46,000
Additional paid-in-capital	10,712,000	8,081,000
Retained earnings	5,212,000	4,379,000

	15,974,000	12,506,000
Less: Treasury stock at cost, 602,894 and 998,194 shares in 2003 and 2002, respectively	(1,574,000)	(2,394,000)

Total stockholders’ equity	14,400,000	10,112,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,409,000	$18,954,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 27,	September 30,	September 27,	September 30,
	2003	2002	2003	2002

NET SALES	$11,002,000	$9,521,000	$27,761,000	$28,760,000
COST OF GOODS SOLD	6,463,000	5,703,000	16,015,000	18,026,000

GROSS PROFIT	4,539,000	3,818,000	11,746,000	10,734,000

OPERATING EXPENSES:
Selling, general and administrative expenses	3,009,000	2,621,000	8,463,000	7,622,000
Other (income) expenses—net	(184,000)	205,000	1,231,000	205,000

Total operating expenses	2,825,000	2,826,000	9,694,000	7,827,000

OPERATING INCOME	1,714,000	992,000	2,052,000	2,907,000
INTEREST EXPENSE	61,000	73,000	513,000	408,000

EARNINGS BEFORE INCOME TAXES	1,653,000	919,000	1,539,000	2,499,000
INCOME TAX PROVISION	507,000	368,000	706,000	1,000,000

NET INCOME	$1,146,000	$551,000	$833,000	$1,499,000

NET INCOME PER SHARE (Note 2)
Basic	$.28	$.16	$.22	$.44

Diluted	$.26	$.14	$.20	$.39

SHARES OUTSTANDING:
Basic	4,066,444	3,541,210	3,777,910	3,404,674

Diluted	4,479,444	3,886,494	4,092,379	3,872,362

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 27,	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$833,000	$1,499,000
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	170,000	205,000
Allocation of shares in defined contribution plan	402,000	—
Loss on sale of property and equipment	8,000	—
Loss on impairment of assets	—	205,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable — net	(2,564,000)	1,199,000
Inventories — net	(315,000)	3,335,000
Other current receivable	(229,000)	—
Other current assets	(209,000)	(146,000)
Other noncurrent assets	568,000	1,236,000
Increase (decrease) in:
Accounts payable	761,000	1,664,000
Accrued expenses	(411,000)	(320,000)
Liability to former stockholders	(1,806,000)	—
Income taxes payable	491,000	957,000

Net cash (used) provided by operating activities	(2,301,000)	9,834,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(214,000)	(255,000)
Payments for acquisitions	(2,739,000)	—
Proceeds from disposal of property and equipment	457,000	—

Net cash used by investing activities	(2,496,000)	(255,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on note payable—line of credit	4,466,000	(7,456,000)
Repayments of notes payable	(750,000)	(2,878,000)
Issuance of common stock	57,000	5,000
Purchases of treasury stock	(201,000)	—
Debt issuance and other costs	(40,000)	(19,000)

Net cash provided (used) by financing activities	3,532,000	(10,348,000)

NET DECREASE IN CASH	(1,265,000)	(769,000)
CASH—Beginning of period	1,265,000	1,161,000

CASH—End of period	$—	$392,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Description of Business and Summary of Significant Accounting

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002. The results of operations for the three and nine months ended September 27, 2003, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these consolidated financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly owned subsidiaries, Penobscot Shoe Company (“Penobscot”) and H.S. Trask & Co (“Trask”). The results of Trask’s operations have been included in the consolidated financial statements since August 7, 2003, the date of acquisition. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st.

2. Per Share Data

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 602,000 shares as of September 27, 2003, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven year period which commenced in 2002. During the first quarter of 2003 approximately 119,000 shares were allocated to the defined contribution 401(k) savings plan. No shares were allocated during the second or third quarters of 2003. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated by dividing net income and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. Net income per share for prior periods has been restated to reflect a two-for-one stock split effective May 22, 2003. A reconciliation of the numerators and denominators of basic and diluted income per share is presented below.

	Three Months Ended		Nine Months Ended

	September 27,	September 30,	September 27,	September 30,
	2003	2002	2003	2002

Basic net income per share:
Net income	$1,146,000	$551,000	$833,000	$1,499,000
Weighted average common shares outstanding	4,066,444	3,541,210	3,777,910	3,404,674
Basic net income per share	$0.28	$0.16	$0.22	$0.44

Diluted net income per share:
Net income	$1,146,000	$551,000	$833,000	$1,499,000
Interest on convertible debt	—	—	—	17,000

Net income and effect of assumed conversions	1,146,000	551,000	833,000	1,516,000
Weighted average common shares outstanding	4,066,444	3,541,210	3,777,910	3,404,674
Effect of stock options outstanding	413,000	345,284	314,469	323,516
Effect of convertible debt	—	—	—	144,172

Weighted average common and potential common shares outstanding	4,479,444	3,886,494	4,092,379	3,872,362
Diluted net income per share	$0.26	$0.14	$0.20	$0.39

3. Goodwill

Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the quarter ended September 27, 2003. In accordance with SFAS No. 142 no goodwill amortization was recognized in either the quarter or nine month periods ended September 27, 2003 or September 30, 2002, respectively.

4. Acquisition

On August 7, 2003, the Company purchased all of the outstanding shares of Trask for approximately $2.9 million in cash and 699,980 shares of newly issued common stock. The results of Trask’s operations have been included in the consolidated financial statements since that date. Trask is a provider of men’s casual boots and shoes and the acquisition allows the Company to compete in the men’s casual footwear market.

The aggregate purchase price was $6.3 million, including $2.9 million in cash and common stock valued at $3.2 million. The value of the 699,980 common shares issued was determined based on the average market price of the Company’s common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at August 7, 2003, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$4,326,000
Property, plant and equipment	15,000
Intangible assets, subject to amortization	794,000
Goodwill and unamortizable intangibles	3,610,000

Total assets acquired	8,745,000

Current liabilities	(2,416,000)

Net assets acquired	$6,329,000

Of the $4.4 million of acquired goodwill and intangible assets, $1.2 million was preliminarily allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $794,000 which are subject to amortization have a weighted-average useful life of approximately 9 years. The intangible assets subject to amortization include wholesale customer list of $700,000 (ten year weighted-average useful life), retail customer list of $46,000 (five year weighted-average useful life), non-compete agreement of $23,000 (two year weighted-average useful life) and website of $25,000 (five year weighted-average useful life).

The following is the consolidated results of operations of the Company for the three and nine month periods ended September 27, 2003 and September 30, 2002, respectively, on a proforma basis using internally generated unaudited information, assuming the Trask acquisition occurred at the beginning of the earliest period presented. This pro forma information is presented after giving effect to certain adjustments which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. This pro forma information does not purport to present what the Company’s consolidated results of operations would actually have been if the Trask acquisition had in fact occurred at the beginning of the periods indicated, nor do they project the Company’s consolidated results of operations for any future period.

	Three Months Ended		Nine Months Ended

	September 27,	September 30,	September 27,	September 30,
	2003	2002	2003	2002

Net sales	$12,103,000	$12,073,000	$32,663,000	$34,886,000

Gross profit	$4,937,000	$4,744,000	$13,735,000	$12,922,000

Net earnings	$1,219,000	$599,000	$677,000	$1,340,000

Net earnings per diluted common share	$0.27	$0.13	$0.17	$0.30

5. Liability to Former Stockholders

The accompanying consolidated balance sheet as of December 31, 2002 included an obligation of approximately $1.8 million and accrued interest of $280,000 to dissenting former stockholders of Penobscot. This liability arose prior to the acquisition of Penobscot and was assumed by the Company. On May 30, 2003 the Company received from the Superior Court in Penobscot County, Maine its decision which stated dissenting Penobscot stockholders are entitled to $15.87 per common share, which represents $4.12 more per share than the amount the Company paid at the time of the acquisition. Additionally, the ruling granted interest to the dissenting stockholders bringing the total judgment to $3.1 million. As a result, the Company recorded in Other expenses $751,000 of litigation related legal and settlement expenses and $346,000 of interest expense related to this litigation during the quarter ended June 28, 2003. The Company used $500,000 in cash and increased its note payable – line of credit in the amount of $2.6 million to pay the settlement. No additional amounts related to this litigation settlement were recorded in the quarter ended September 27, 2003.

6. Debt

The Company has a loan agreement which consists of a revolving line of credit (“revolver”) and a term loan facility in the amount of $5.2 million. Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. As of September 27, 2003 the maximum credit amount under the revolver is $11.0 million. The revolver expires on May 1, 2006 and has an interest rate of LIBOR plus 175 to 300 basis points. The revolver is secured by accounts receivable, inventory and equipment. The balance owed under the Company’s revolving line of credit as of September 27, 2003 totaled $3.0 million. The term loans, which are subject to similar interest rate changes as the revolver, are payable as noted below and are also secured by accounts receivable, inventory and equipment.

     Long-term debt as of September 27, 2003 consisted of the following:

Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 200 basis points	$2,250,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 200 basis points	3,000,000
Less: current portion	(1,350,000)

Noncurrent portion	$3,900,000

7. Other (Income) Expenses -Net

Other (income) expenses-net, of ($184,000) for the quarter ended September 27, 2003 consists primarily of an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion, offset by expenses totaling $109,000 related to the Trask acquisition and the ongoing relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the relocation costs have been recorded as incurred at their fair values for the quarter ended September 27, 2003.

8. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

9. Subsequent Events

On October 31, 2003, the Company purchased all of the outstanding shares of Royal Robbins, Inc. (“Robbins”) for approximately $6.5 million payable in cash and 71,889 shares of newly issued common stock, plus potential earnout cash payments of 25% of Robbins’ gross profit over two twelve month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business for each of these twelve month periods. Robbins is engaged in the import and sale of casual and outdoor apparel. During and subsequent to Robbins’ fiscal year ended May 31, 2003, Robbins transferred to 5.11, Inc. (a then commonly controlled entity with Robbins) the assets and liabilities of Robbins’ tactical clothing line business at book value. All transfers to 5.11, Inc. were completed by October 31, 2003.

The following is the consolidated results of operations of the Company for the three and nine month periods ended September 27, 2003 and September 30, 2002, respectively, on a proforma basis using internally generated unaudited information, assuming the Robbins and Trask acquisitions and the 5.11 transfer occurred at the beginning of the earliest period presented, including the newly issued 71,889 common shares related to the Robbins acquisition and 699,980 commons shares related to the Trask acquisition. This pro forma information is presented after giving effect to certain adjustments which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. This pro forma information does not purport to present what the Company’s consolidated results of operations would actually have been if the Trask and Robbins acquisitions and the 5.11 transfer had in fact occurred at the beginning of the periods indicated, nor do they project the Company’s consolidated results of operations for any future period.

	Three Months Ended		Nine Months Ended

	September 27,	September 30,	September 27,	September 30,
	2003	2002	2003	2002

Net sales	$16,203,000	$16,420,000	$47,499,000	$49,982,000

Gross profit	$7,023,000	$7,132,000	$21,390,000	$20,103,000

Net earnings	$1,480,000	$888,000	$1,730,000	$1,873,000

Net earnings per diluted common share	$0.33	$0.19	$0.42	$0.41

     In addition, on October 31, 2003, in connection with the acquisition of Robbins, the Company entered into a new $24.75 million credit facility with Manufactures and Traders Trust Company. This new facility increased the Company’s maximum capacity of its existing line of credit from $11.0 million to $18.0 million (subject to a borrowing base formula) and included the refinancing of $5.25 million in existing term loans and a new term loan of $1.5 million. The Company paid the cash portion of the Robbins acquisition purchase price with borrowings under its line of credit and with the proceeds from the new term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company designs, develops and markets men’s and women’s casual and dress footwear and apparel. The Company’s premium footwear brands include the Trotters®, SoftWalk®, H.S. Trask®, and Ducks Unlimited® lines while the men’s and women’s apparel is sold under the Royal Robbins® brand name. The Company’s emphasis is on classic, comfortable footwear and outerwear brands.

     On June 12, 2003, the Company effected a two-for-one stock split of our outstanding common stock. On August 7, 2003, the Company purchased all of the outstanding shares of H.S. Trask & Co. (“Trask”) for approximately $2.9 million in cash and 699,980 shares of newly issued common stock. Trask is a provider of men’s casual boots and shoes. The results of Trask’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $6.3 million, including $2.9 million in cash and common stock valued at $3.2 million. The value of the 699,980 common shares issued was determined based on the average market price of the Company’s common shares over the 3-day period before and after the terms of the acquisition were agreed to and announced.

     On October 31, 2003, the Company purchased all of the outstanding shares of Royal Robbins, Inc. (“Robbins”) for approximately $6.5 million payable in cash and 71,889 shares of newly issued common stock, plus potential earnout cash payments of 25% of Robbins’ gross profit over two twelve month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business for each of these twelve month periods. Robbins is engaged in the import and sale of casual and outdoor apparel. The purchase price and goodwill for this acquisition may increase if the minimum earnout thresholds are achieved.

Results of Operations

Comparison of the quarter ended September 27, 2003 and September 30, 2002.

Net Sales

Net sales for the quarter ended September 27, 2003 were $11.0 million, an increase of $1.5 million or 15.8% as compared to $9.5 million for the prior year period. This increase is due primarily to the inclusion of sales from the H.S. Trask® and Ducks Unlimited® footwear lines acquired on August 7, 2003.

Gross Profit

Gross profit in the third quarter of 2003 increased 18.9% to $4.5 million or 41.3% of net sales as compared to $3.8 million or 40.1% of net sales in the third quarter of 2002. The improvement in gross margin as a percentage of net sales primarily relates to an improved product sales mix and a reduction in the volume of closeout sales. The increase in gross profit dollar amount is due to both an increase in the gross profit margin and in net sales.

Expenses

Selling, general and administrative expenses were $3.0 million, or as a percentage of net sales were 27.3%, in the third quarter of 2003 versus 27.5% or $2.6 million for the comparable prior year period. This increase was primarily related to increased marketing and advertising expenses, increased employee compensation and benefit costs, and occupancy costs associated with the Company’s new West Coast operations.

Other net operating (income) expenses were ($184,000) in 2003 and consisted primarily of an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion, offset by expenses totaling $109,000 related to the Trask acquisition and the ongoing relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California. Other net operating expenses for the comparable quarter in 2002 of $205,000 relate to an impairment loss on the Company’s Dolgeville facilities.

Interest Expense

Interest expense for the third quarter of 2003 was $61,000 compared to $73,000 in the comparable prior year period. The decrease was a result of lower interest rates and average outstanding indebtedness during the current quarter as compared to the prior year period.

Income Tax Provision

The Company recorded an excise tax refund during the third quarter of 2003 of $285,000 which is non-taxable for income tax purposes and caused the effective tax rate during the third quarter to be 31%. The Company’s effective tax rate during the three months ended September 30, 2002 was 40%.

Comparison of the nine month periods ended September 27, 2003 and September 30, 2002.

Net Sales

Net sales for the nine month period ended September 27, 2003 were $27.8 million, a decrease of $1.0 million or 3.5% as compared to $28.8 million for the prior year period. This decrease is due primarily to depressed retail and economic conditions partially offset by the inclusion of sales from the H.S. Trask® and Ducks Unlimited® footwear lines acquired on August 7, 2003.

Gross Profit

Gross profit for the nine month period ended September 27, 2003 increased 9.4% to $11.7 million or 42.3% of net sales as compared to $10.7 million or 37.3% of net sales in the same period of 2002. The improvement in gross margin as a percentage of net sales primarily relates to an improved product sales mix and a reduction in the volume of closeout sales.

Expenses

Selling, general and administrative expenses as a percentage of net sales were 30.5% or $8.5 million for the nine month period ended September 27, 2003 versus 26.5% or $7.6 million for the comparable prior year period. This increase is due primarily to increased marketing and advertising expenses, increased employee compensation and benefit costs, and occupancy costs associated with the Company’s new West Coast operations.

Other net operating (income) expenses were $1.2 million for the nine month period ended September 27, 2003 and consisted primarily of costs associated with the settlement of the dissenting stockholders’ litigation, relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California, the acquisition of Trask and the discontinued Antigua Enterprises acquisition effort. These expenses were partially offset by the recording of the excise tax refund in the third quarter of 2003. Other net operating expenses for the comparable period in 2002 of $205,000 relate to an impairment loss on the Company’s Dolgeville facilities which were sold in the fourth quarter of 2002.

Interest Expense

Interest expense for the nine month period ended September 27, 2003 was $513,000 and included an interest charge of $376,000 related to the previously disclosed dissenting shareholders’ litigation. Excluding the dissenting stockholders interest charge, interest expense decreased $271,000 or 66.4% from the prior year period total of $408,000. The decrease in interest expense during 2003 is a result of lower interest rates and lower average outstanding indebtedness as compared to 2002.

Income Tax Provision

The Company’s tax expense for the nine months ended September 27, 2003 was $706,000 as compared to $1,000,000 in the prior year period. The Company’s effective tax rate during the nine month period ended September 27, 2003 and September 30, 2002 was 46% and 40%, respectively. Affecting the 2003 period were approximately $611,000 of the dissenting stockholders litigation settlement which was not tax deductible and the excise tax refund during the third quarter of $285,000 which is non-taxable for income tax purposes.

Liquidity and Capital Resources

As of September 27, 2003 the Company had working capital of approximately $11.3 million as compared to working capital of $8.8 million at December 31, 2002. Working capital may vary from time to time as a result of seasonal requirements, which have historically been heightened during the first and third quarters, the timing of factory shipments and the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. The Company’s current ratio, the relationship of current assets to current liabilities, decreased to 2.24 as of September 27, 2003 from 2.58 as of December 31, 2002 due primarily to the Trask acquisition and the dissenting stockholders litigation settlement.

During the first nine months of 2003, the Company’s cash decreased $1.3 million compared to a decrease of $769,000 in cash during the comparable period of 2002. This decrease primarily resulted from cash used by operating activities of $2.3 million, cash used by investing activities of $2.5 million, partially offset by net cash provided by financing activities of $3.5 million.

For the nine month period ended September 27, 2003, net cash used by operating activities was approximately $2.3 million, due primarily to the increase in receivables related to the inclusion of sales from the H.S. Trask® and Ducks Unlimited® footwear lines acquired on August 7, 2003 and payment of the dissenting stockholders settlement expenses. Net cash provided by operating activities for the comparable period in 2002 was $9.8 million, due primarily to the decrease in inventories, accounts receivable and accounts payable associated with the divestiture of the previously owned slipper brands.

Net cash used by investing activities for the nine month period ended September 27, 2003 was $2.5 million, due primarily to cash payments associated with the Trask acquisition. Net cash used by investing activities includes capital expenditures of approximated $214,000 for 2003, as compared to $255,000 in the prior year period.

Net cash flows provided from financing activities for the nine month period ended September 27, 2003 was $4.5 million related to net borrowings on the notes payable — line of credit, partially offset by $750,000 in repayments of notes payable and $201,000 in repurchases of common stock. Net cash used by financing activities for the comparable period in 2002 reflect $10.3 million in repayments on the notes payable — line of credit and notes payable.

Contractual Obligations

The Company’s material contractual obligations as of September 27, 2003 consisted of notes payable-line of credit and long-term debt, and are summarized in the following table:

Notes payable – line of credit:
Total	$2,967,000
Long-term debt:
Total	$5,250,000
Payments due in one year	1,350,000
Payments due in two years	1,350,000
Payments due in three years	1,350,000
Payments due thereafter	1,200,000

On October 31, 2003, in connection with the Robbins acquisition, the Company entered into a new $24.75 million credit facility with

Manufactures and Traders Trust Company. This new facility increased the Company’s maximum capacity of its existing line of credit from $11.0 million to $18.0 million (subject to a borrowing base formula) and included the refinancing of $5.25 million in existing term loans and a new term loan of $1.5 million. This credit facility is secured by substantially all of the assets of the Company and its subsidiaries, and imposes customary negative and affirmative covenants. The Company paid the cash portion of the Robbins acquisition purchase price with borrowings under its line of credit and with the proceeds from the new term loan. As of October 31, 2003, the Company has $7.0 million outstanding under its line of credit and $6.8 million outstanding under its term loans.

     In connection with the Robbins acquisition, the Company agreed to pay to the former Robbins stockholders potential earn-out payments equal to 25% of Robbins’ gross profit over two twelve month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business for each of these twelve month periods. As a result of these earn-out provisions, the Company may be obligated to pay additional consideration in future periods. The future earn-out payments, if any, will not be reflected in the Company’s balance sheet until the earn-out period has elapsed and the achievement of the performance target is known.

     The Company believes that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including borrowings under its line of credit, will be adequate to fund its operational and capital requirements for at least the next twelve months.

Critical Accounting Policies:

     The Company’s critical accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2002 are those that depend most heavily on management’s judgments and estimates. As of September 27, 2003, there have been no material changes to any of the Critical Accounting Policies contained therein, except as follows:

Business Combinations

Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed to which the transaction costs are allocated under the purchase method of accounting. Certain liabilities are subjective in nature. The Company reflects such liabilities based upon the most recent information available. The ultimate settlement of such liabilities may be for amounts which are different from the amounts initially recorded. A significant amount of judgement is also involved in determining the fair value of assets acquired. Different assumptions could yield materially different results.

Goodwill And Intangible Assets

Certain of the Company’s identifiable intangible assets, including non-compete agreements and customer lists are being amortized on the straight-line method over their estimated useful lives which range from 2 to 10 years. Additionally, the Company has recorded goodwill and trademarks and tradenames, all of which have indefinite useful lives and are therefore not amortized. All of the Company’s intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. The Company’s management is responsible for determining if impairment exists and considers a number of factors, when making these determinations.

FORWARD LOOKING STATEMENTS

Statements in this document, other than the statements of historical information, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). For those statements, we claim the protection of the safe harbors for forward looking statements contained in the Act. Investors are cautioned that forward-looking statements are inherently uncertain. Actual results and timing of the events may differ materially from the future results, timing, performance or achievements expressed or implied by such forward-looking statements.

“Forward-looking statements”, within the meaning of the Act include certain written and oral statements made, or incorporated by reference, by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (the “S.E.C.”), press releases, conferences or otherwise. Such forward-looking statements include without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, “project”, “will likely result”, or any variations of such words with similar meaning. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Investors should carefully review the risk factors set forth in the Company’s registration statement on Form S-3 (Registration No. 333-109092), as amended from time to time, and any other reports or documents the Company files with the S.E.C., including Forms 10-Q, 10-K, and 8-K. Some of the other risks and uncertainties that should be considered include, but are not limited to, the following:

•	risks of changing consumer preference;

•	risks related to Phoenix Footwear’s ability to successfully design, develop and market its brands;

•	competition from others competing in our markets;

•	loss of key employees;

•	the inability of Phoenix Footwear to source its products due to political or economic factors or the imposition of trade or duty restrictions;

•	material adverse changes in economic conditions generally or in the markets in which Phoenix Footwear participates;

•	the ability to complete announced acquisitions and divestitures;

•	risks that businesses we have or will acquire will not be integrated successfully with our existing business and the impact that any such failure could have on the realization of the anticipated benefits of the acquisition;

•	the ability of Phoenix Footwear to retain customers of acquired businesses and market acceptance of the acquisition;

•	costs related to any acquisitions; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There has been no change in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds —

     On August 7, 2003, the Company issued 699,980 shares of common stock to the holders of H.S. Trask & Co., common stock as partial consideration for the acquisition of that company. No underwriters were involved. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. Each former H.S. Trask common stockholder represented to the Company that he or she either met the definition of an “accredited investor” set forth in Rule 501, or, with respect to twenty of them who were not accredited investors, that he or she, either alone or with his or her purchaser representative, had such knowledge and experience in financial and business matters that he or she was capable of evaluating the risks and merits of the investment in the Company’s common stock.

     On September 24, 2003, the Company filed a registration statement with the SEC for the resale of these 699,980 shares. The registration statement was declared effective on October 27, 2003.

Item 3. Defaults upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K:

a)	Exhibits required by Item 601 of regulation S-K

Exhibit 2.1 — Stock Purchase Agreement entered into as of October 2, 2003, by and among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Phoenix Footwear Group, Inc., October 24, 2003)(Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

Exhibit 10.1 — Guaranty made as of October 1, 2003 by Dan J. Costa in favor of Phoenix Footwear Group, Inc., and the Buyer Indemnitees (as defined in the Stock Purchase Agreement)(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Phoenix Footwear Group, Inc., on October 24, 2003)

Exhibit 10.2 — Consulting Agreement dated October 31, 2003 between Royal Robbins, Inc. and Dan J. Costa

Exhibit 10.3 — Noncompetition and Confidentiality Agreement between Phoenix Footwear Group, Inc., Royal Robbins, Inc. and Dan J. Costa entered into as of October 31, 2003

Exhibit 10.4 — Second Amended and Restated Revolving Credit and Term Loan Agreement made as of October 31, 2003 by and among Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

Exhibit 10.5 — Escrow Agreement between Phoenix Footwear Group, Inc., Nancy Delekta and American Stock Transfer & Trust Company dated August 6, 2003 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Phoenix Footwear Group, Inc., August 12, 2003)

Exhibit 10.6 — Employment and Consulting Agreement between Harrison S. Trask and H.S. Trask & Co., dated August 6, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Phoenix Footwear Group, Inc., August 12, 2003)

Exhibit 10.7 — Non-Competition and Non-Disclosure Agreement between Harrison S. Trask, Phoenix Footwear Group, Inc. and PFG Acquisition, Inc., dated August 6, 2003 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on form 10-Q filed by Phoenix Footwear Group, Inc., August 12, 2003)

Exhibit 31.1 — Section 302 Certification of Chief Executive Officer

Exhibit 31.2 — Section 302 Certification of Chief Financial Officer and Treasurer

Exhibit 32.1 — Section 906 Certification of Chief Executive Officer

Exhibit 32.2 — Section 906 Certification of Chief Financial Officer and Treasurer

b)	Forms 8-K

1)	On November 5, 2003, the Company filed a report on Form 8-K announcing that on October 31, 2003 the Company acquired all of the outstanding capital stock of Royal Robbins, Inc., a privately held California-based casual and outdoor apparel brand.

2)	On October 22, 2003, the Company filed a report on Form 8-K announcing the Company’s results of operations for the three and nine month periods ended September 27, 2003.

3)	On October 2, 2003, the Company filed a report on Form 8-K announcing the signing of a definitive stock purchase agreement to acquire all of the outstanding capital stock of Royal Robbins, Inc., a privately held California-based casual and outdoor apparel brand. Upon consummation of the acquisition, Royal Robbins would become a wholly-owned subsidiary of the Company.

4)	On September 19, 2003, the Company filed a report on Form 8-K/A amending its Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2003, to update its report of this transaction and file the financial statements and pro forma financial information required by Item 7 of Form 8-K.

5)	On August 22, 2003, the Company filed a report on Form 8-K announcing under Item 2 the completion of its acquisition of H.S. Trask & Co. on August 7, 2003.

6)	On August 12, 2003, the Company filed a report on Form 8-K attaching a press release announcing the finalization of the Company’s acquisition of H.S. Trask & Co. on August 7, 2003.

7)	On July 24, 2003, the Company filed a report on Form 8-K announcing the Company’s results of operations for the three and six month periods ended June 28, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.
Registrant

Date: November 11, 2003	/s/ James R. Riedman

James R. Riedman
Chairman and Chief Executive Officer

Date: November 11, 2003	/s/ Kenneth E. Wolf

Kenneth E. Wolf
Chief Financial Officer and Treasurer