Form 10-K
period 2003-12-27
PHOENIX FOOTWEAR GROUP INC
filed 2004-03-26
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended 12/27/03	Commission File Number 001-31309

Phoenix Footwear Group, Inc.

(Name of Registrant as Specified in its Charter)

Delaware	15-0327010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

5759 Fleet Street, Suite 220 Carlsbad, California (Address of Principal Executive Offices)	92008 (Zip Code)

(Registrant’s Telephone Number, Including Area Code)

(760) 602-9688

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $.01 Par Value Per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☑

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter. (June 28, 2003) $11,250,415.

     Indicate the number of shares outstanding of each of the registrant’s classes of common Stock, as of the latest practical date: CLASS ISSUED & OUTSTANDING AT MARCH 5, 2004, COMMON STOCK, $.01 PAR VALUE 5,098,297 SHARES

     List hereunder the following documents, if incorporated by reference, and the part of the Form 10-K into which the document is incorporated: Proxy Statement for Annual Meeting of Stockholders to be held in 2004 (incorporated into Part III of Form 10-K).

PART I
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
PART II
PART III
PART IV
SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.6
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.12
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 14
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I

Item 1.	Business

General

      We are a men’s and women’s footwear and apparel company. We design, develop and market dress and casual footwear and apparel with an emphasis on traditional style, quality and fit. We target the moderate to premium-priced categories of the footwear and apparel markets in order to pursue our strategy of maintaining strong gross margins. Our current brands include Trotters®, Soft-Walk®, SoftWalkTM, H.S. Trask®, StrolTM, and Royal Robbins®. We also design and market a line of men’s casual footwear through a licensing agreement with Ducks Unlimited, Inc., the world’s largest wetlands and waterfowl conservation organization.

      In 1999, in line with industry trends, we made a corporate decision to outsource entirely the production of our footwear products. We decided to shut down our domestic production facilities and utilize manufacturing operations offshore. Our foreign footwear manufacturing partners are primarily located in Brazil and our apparel products are primarily sourced from Asia and South America. We believe this decision allowed us to remain cost competitive while maintaining the high quality of our products.

      We sell over 80 different styles of footwear and over 250 different styles of apparel products. By emphasizing traditional style, quality and fit, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences. Our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products, are consistent with our brand images and meet our high standards.

      We intend to continue to pursue acquisitions of sustainable niche brands in the footwear and apparel industry that we feel could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this report we have no agreements with respect to any such acquisitions and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

History

      We have been engaged in the manufacture or importation and sale of quality footwear since 1882. Prior to 1996, we were predominantly a manufacturer and seller of women’s slippers based in Dolgeville, New York. In 1996, James Riedman and Riedman Corporation acquired a 35% ownership position in our common stock, and Mr. Riedman became our Chairman and Chief Executive Officer. Under Mr. Riedman’s leadership, we began to streamline our operations and focus on our core competencies of brand specific sales, design and customer service support. We developed a strategy to enhance profitability and growth through recruiting strong management, reducing costs and overhead and acquiring complementary brands. As part of this strategy, in 1998, we hired Greg Tunney as President and Chief Operating Officer. Mr. Tunney had extensive experience in the footwear industry. In June 1999, we completed the transition to outsourcing the entire production of our footwear operations to foreign sources and discontinued our domestic manufacturing operations.

      Also, as part of our transformation, we entered into other areas of the footwear business. In early 2000 we entered the men’s slipper business with the acquisition of brands from the L.B. Evans Company. Also in early 2000, we entered the women’s footwear market by acquiring the Penobscot Shoe Company and its Trotters brand of traditional footwear. Later that year we also introduced our new SoftWalk brand of women’s comfort footwear. We also moved our headquarters and distribution operations to the Penobscot facilities in Old Town, Maine.

      In 2001, in the course of consolidating these new elements of our footwear business, we elected to focus our efforts on the two product lines which were experiencing growth, namely the Trotters and SoftWalk brands. As a result, in December 2001 we sold the men’s and women’s slipper business, which included the trademarks “Daniel Green”, “L.B. Evans” and “Woolrich” and the inventory related thereto.

      During the second quarter of fiscal 2003, we relocated our corporate offices from Old Town, Maine to Carlsbad, California. We believe this relocation assists us in attracting and retaining key personnel and provides us with greater access to our major customers and markets.

      On August 7, 2003, we entered the men’s dress and casual footwear business through our acquisition of the H.S. Trask brand and its license rights to the Ducks Unlimited footwear brand. This product line is based on a “romantic western” image. The H.S. Trask styles emphasize bison, longhorn and elk leather materials and rugged construction. We believe this brand fit our acquisition criteria due to its strongly developed niche, its potential for consistent cash flow, its potential for growth and its reasonable price.

      On October 31, 2003, we entered the apparel business through our acquisition of the Royal Robbins apparel brand. The Royal Robbins brand consists of an authentic outdoor and travel clothing line for men and women emphasizing comfort, rugged style, and specialty fabrics. This product line includes over 250 styles of women’s and men’s outdoor sportswear and travel apparel. We believe this brand also fit our acquisition criteria due to its strongly developed niche, its potential for consistent cash flow, its potential for growth and its reasonable purchase price.

      We sell our footwear products primarily to department stores, national and regional chain stores, independent retailers and third party catalog companies. We distribute our apparel products primarily to specialty retailers, and directly to consumers at our retail outlet stores in Berkeley and Modesto, California. We also distribute our products directly to consumers over our Internet websites and through our own direct mail catalogs. Our largest customers include Nordstrom and Dillard’s department stores.

Our Brands

      Through a series of acquisitions, we have built a portfolio of niche brands that we believe exhibit consistent cash flow and brand growth potential. We intend to continue to build our portfolio of brands through acquisitions of footwear and apparel companies and product lines that we believe complement or expand our business or augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. We may also acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. Our current brands include Trotters, SoftWalk, Strol, H.S. Trask and Royal Robbins. We also design and market a line of men’s casual footwear through an exclusive footwear licensing agreement with Ducks Unlimited, Inc., the world’s largest wetlands and waterfowl conservation organization.

      Trotters. The Trotters brand primarily competes in the women’s “traditional” footwear classification at key price points between $59 and $99. The footwear niche that we target with this product line is a wide array of sizes and widths for the female customer. This line emphasizes quality and fit with continuity of style from season to season.

      SoftWalk. SoftWalk competes in the “comfort” footwear niche. Key price points are between $89 and $129. All of our SoftWalk products utilize our patented footbed technology, which provides the consumer with exceptional comfort without compromising style. This product line has exhibited strong growth since its launch in fiscal 2000. We believe SoftWalk’s popularity is attributable to its unique combination of comfort and contemporary styling.

      Strol. We are currently in the process of launching our newly developed Strol brand. Strol is a premium tailored and casual men’s line with contemporary styling based upon our patented footbed technology used in our SoftWalk product line. Key price points for the Strol brand are between $89 and $129.

      H.S. Trask. H.S. Trask has historically been a men’s footwear brand based on a “romantic western” image. Our H.S. Trask styles emphasize bison, longhorn and elk leather materials and rugged construction. Key price points are between $99 and $199. Our H.S. Trask women’s line is a brand extension of our H.S. Trask brand with key price points between $99 and $139. We believe the H.S. Trask brand has significant growth potential due to its strong brand image. This growth could result from brand extensions such as the H.S. Trask women’s line, introduction of apparel, luggage and other accessories, as well as from a broader product assortment in the traditional men’s target market.

      Royal Robbins. Our Royal Robbins product line includes over 250 styles of women’s and men’s outdoor sportswear and travel apparel emphasizing comfort, rugged style and specialty fabrics. Key price points are between $39 and $120. This brand was originally created by Royal Robbins, an internationally acclaimed climber and traveler who, with his wife, founded their outdoor clothing company over 30 years ago to meet the specialty clothing needs of outdoor enthusiasts. Our Royal Robbins brand has strong customer loyalty and is recognized as a core, authentic brand within its retail channel.

Business Strategy

      Our operations are based on a decentralized, brand focused strategy. Each brand manager is responsible for the product development, marketing, sales growth and profitability of his or her brand. Our approach enables us to address individual production and marketing requirements of our brands and respond to changing market dynamics in a timely manner. At the same time, our corporate infrastructure allows us to achieve economies of scale through sharing warehousing, finance functions and information systems in the operations of each of our brands. Our focus is on extending existing brands through our investment in design and product development. We also seek to expand our brand portfolio through creation of additional brands, licensing and acquisitions.

      We have developed core strengths that we believe have been significant contributors to our growth to date and will help support future growth. These strengths include:

      Portfolio of Current Brands. Through product design, innovation, quality and fit, our brands have built a high degree of consumer and retailer loyalty. We believe our portfolio approach reduces business risk by creating greater diversity and consistency to our revenue and cash flow. We believe this portfolio of brands also provides us with access to a broader array of retailers than could be achieved by the brands on a standalone basis. We continue to seek brand acquisition opportunities that complement our existing brands and meet minimum operational, growth and cash flow investment criteria.

      Manufacturing Relationships. We believe that one of the key factors in our recent growth has been our strong relationship with overseas manufacturers that are capable of meeting our requirements for quality and price in a timely fashion. We source our footwear products primarily from Brazil, and our apparel products primarily from Asia and South America.

      Emphasis on Moderate- to Premium-Priced Categories of the Footwear and Apparel Markets. Our portfolio of current brands is sold through independent retailers, specialty retailers and better department stores. This distribution strategy distinguishes us from footwear and apparel companies that supply the discount or mass merchant channel. We believe our emphasis on providing high-quality premium products allows us to maintain stronger gross profit margins.

      Pre-Season Sales Approach. We attempt to reduce the inventory risk resulting from changing trends and product acceptance by obtaining orders for at least 50% of our products before each season. We believe that this approach mitigates the risks of carrying obsolete inventory and poor retail sell-through.

      Customer Relationships. We support our footwear retailers and, to a lesser extent, our apparel retailers, by maintaining a limited in-stock inventory position for selected styles, which minimizes the time necessary to fill “in season” customers’ orders. In addition, we provide our wholesale customers with brand specific sales forces, EDI capability, co-op advertising, point-of-sale displays and assistance in evaluating which products are likely to appeal to their retail customer base.

      Seasoned Management Team. We believe our management team, who each possess on average 20 years of footwear and apparel experience in the areas of design, product development, sourcing and distribution, represents a significant competitive advantage. We also believe that the strength of our management team, our portfolio of brands and our focused business strategy improve our ability to attract and retain key industry personnel.

Growth Strategies

      Our growth will depend upon our broadening of the products offered under each brand, expanding distribution of our products and developing or acquiring new brands. Specifically, our growth strategies include:

      Growth of Existing Brands. We seek to increase sales of products under each of our existing brands by increasing the assortment of products and through brand extensions, such as our newly introduced H.S. Trask women’s product line. We believe that certain areas of our brands are underdeveloped and will benefit from broader product assortment and additional investment in the brands such as further developing the Fall product offerings for Royal Robbins. We also seek to further expand our existing retail opportunities in current channels, such as our recent introduction of the Royal Robbins women’s line into Dillard’s department stores.

      Growth with New Brands. We believe that creating or licensing additional brands from third parties will enable us to increase our sales volumes and satisfy the needs of a wider range of customers. We believe we are well-positioned to continue pursuing this strategy due to the strength of our operating cash flow and management team and our brand development track record. As an example, the new Strol brand of men’s comfort style footwear is an outgrowth of the patented footbed technology developed in our SoftWalk brand.

      Growth Through Acquisitions. We plan to pursue acquisitions that have consistent historical cash flow and brand growth potential and can be purchased at a reasonable price. We believe that brand acquisition opportunities currently exist in the footwear and apparel market place that would allow us to expand our product offerings and improve our market segment participation. We may also acquire businesses that do not meet our exact investment criteria but which we feel could provide us with important relationships or otherwise offer us growth opportunities.

      Expand Our Internet and Catalog Operations. We currently sell our products through direct consumer catalog solicitation and our own Internet websites. Although these sales comprise only a small portion of our net sales, we intend to expand these sales to take advantage of their low overhead opportunity for growth. Our catalog and Internet sales also provide opportunities to renew contact with existing consumers of our products, and to acquaint them with our new styles and brands, which enhance our growth.

Recent Acquisitions

      During 2003 we completed two acquisitions of niche brands that we believed had sustainable cash flows. On August 7, 2003 we acquired the H.S. Trask footwear brands and rights to the Ducks Unlimited footwear brand through the purchase of all the outstanding shares of H.S. Trask & Co, a Bozeman, Montana based men’s footwear company, for an aggregate purchase price of $6.4 million, consisting of $2.9 million in cash, 699,980 shares of common stock valued at $3.2 million and $300,000 in acquisition related expenses.

      On October 31, 2003 we acquired the Royal Robbins apparel brand through the purchase of all the outstanding shares of Royal Robbins, Inc., a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $300,000 in acquisition related expenses, plus potential contingent earnout cash payments. The potential contingent earnout payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved.

      With these acquisitions we added to our portfolio of brands and diversified our product offerings, added significant revenues, and diversified and added to our manufacturer and customer base. We intend to continue to pursue acquisitions of sustainable niche brands in the footwear and apparel industry that we feel could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this Annual Report on Form 10-K we have no agreements with respect to any such acquisitions and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

Product Lines

      Our current product lines consist of women’s dress and casual footwear sold under the Trotters and SoftWalk brand names, men’s dress and casual footwear sold under the Strol, H.S. Trask and Ducks Unlimited brand names, and outdoor sportswear and travel apparel for both men and women sold under the Royal Robbins brand name. Our products emphasize quality, fit and traditional and authentic styles. Our products emphasize the moderate to premium-priced categories of the footwear and apparel markets. Many of our products include our patented footbed technology and other patented materials, including performance fabrics made with Gore Tex®, Lycra Spandex®, Cordura® nylon and Dri-X-TremeTM wicking finish and Vibram® soles. The following table summarizes our product lines:

Suggested
Product Line	Brands	Target Market	Retail Price

Women’s Dress and Casual Footwear	Trotters, SoftWalk, H.S. Trask	Female Consumer — Ages 35-60. Medium income, prefers quality and value over price. Comfort and fit are of key importance.	$59-$139
Men’s Dress and Casual Footwear	H.S. Trask, Ducks Unlimited, Strol	Male Consumer — Ages 40-60. Medium income, professional, wants and demands the highest quality in products purchased.	$69-$199
Outdoor Sportswear and Travel Apparel	Royal Robbins	Male and Female Consumer — Ages 25-55. Outdoor enthusiast, looks for performance features in their casual and outdoor apparel.	$39-$120

      Women’s Dress and Casual Footwear. Women’s dress and casual footwear is our largest product line. Our women’s dress and casual footwear consists of the Trotters and SoftWalk brands and the newly-introduced H.S. Trask women’s brands.

      The Trotters brand primarily competes in the “women’s traditional” footwear classification at key price points between $59 and $99. The broad selection of sizes and widths for the Trotters brand fills an important niche for our female customers. This line emphasizes quality and fit with continuity of style from season to season.

      SoftWalk competes in the “comfort” footwear niche. Key price points are between $89 and $129. All of our SoftWalk products utilize our patented footbed technology, which provides the consumer with exceptional comfort without compromising style. This product line has exhibited strong growth since its launch in fiscal 2000. We believe SoftWalk’s popularity is attributable to its unique combination of comfort and contemporary styling which fills a niche of comfort footwear for our retail customer base.

      Our H.S. Trask women’s line is a brand extension of our H.S. Trask brand, which historically addressed the men’s footwear market, and is positioned in the “premium” footwear classification. Key price points are between $99 and $139. Key classifications include driving moccasins, casual, tailored and slippers.

      Men’s Dress and Casual Footwear. Our primary men’s footwear brand, H.S. Trask, is based on a “romantic western” image. Our H.S. Trask styles emphasize bison, longhorn and elk leather materials and rugged construction. Our special tanning techniques and the combination of softness and durability found in these leathers enable us to ensure high standards of quality and comfort. Key price points are between $99 and $199. We believe this brand has significant growth potential due to its strong brand image. This growth could result from brand extensions such as the H.S. Trask women’s line, introduction of apparel, luggage and other accessories, as well as from a broader product assortment in the traditional men’s target market.

      We are developing the Ducks Unlimited active outdoor footwear product line through an exclusive licensing agreement with Ducks Unlimited, Inc., the world’s largest wetlands and waterfowl conservation organization. Key price points for the Ducks Unlimited brand are between $69 and $99. Currently, sales of this brand represent a relatively small percentage of our total net sales.

      We are currently in the process of launching our newly developed Strol brand. Strol is intended to be a premium tailored and casual men’s line with contemporary style based upon our patented footbed technology used in our SoftWalk product line. Key price points for the Strol brand are between $89 and $129.

      Outdoor Sportswear and Travel Apparel. We are in the outdoor sportswear and travel market with our Royal Robbins brand. This product line includes over 250 styles of women’s and men’s outdoor sportswear and travel apparel emphasizing comfort, rugged style, and specialty fabrics. Key price points are between $39 and $120.

      This brand was originally created by Royal Robbins, an internationally acclaimed climber and traveler who, with his wife, founded their outdoor clothing company over 30 years ago to meet the specialty clothing needs of outdoor enthusiasts.

      The Royal Robbins brand has strong customer loyalty and is recognized as a core or authentic brand within its retail channel. In 2003, Royal Robbins was nominated to compete in the “Vendor of the Year” competition by its largest customer, REI. This honor was bestowed on only 10 out of a total of 800 vendors. We believe that this strong brand heritage provides us with several promising growth opportunities, including:

•	Increasing sales within the men’s product offering (currently women’s products account for approximately 60% of the brand’s offerings);

•	Increasing the sales of the brand’s Fall offering (currently the Fall season accounts for approximately 33% of the brands sales);

•	Introducing a line of Royal Robbins footwear; and

•	Broadening our distribution channel for this product line, including the recent introduction of the Royal Robbins Women’s line into Dillard’s department stores.

Product Design and Development

      We employ separate design and development teams for each of our product lines. Our management believes this approach results in a more responsive design and product development process, which reduces new product introduction lead times. Our sales management and marketing departments also actively participate in the design and product development process by collaborating on opportunities related to new styles, patterns, design improvements and the incorporation of new materials.

      We have also developed a patented technology utilized in our SoftWalk and Strol brands. We believe this technology enhances our competitive position. The patented technology claims an insole construction for footwear comprising an intermediate member having raised cushioning elements of a height, size and spacing so as to be self-adjusting to the foot. These elements combine to create a shoe with comfort and support that acts like a mattress for the foot.

      We incurred design and product development costs incurred for the last three fiscal years of approximately $556,000 in 2003, $315,000 in 2002 and $229,000 in 2001.

Sales and Distribution

      Our footwear products are primarily sold to retailers and catalog companies through our own employee sales force that covers much of the United States. The Trotters and SoftWalk brands are sold primarily through independent retailers and department stores. Our H.S. Trask line is sold predominantly through independent retailers and catalog sales. We also sell footwear products in Canada and the Caribbean through independent distributors.

      Our apparel products are sold in the United States primarily through specialty retailers utilizing an independent sales force and two retail stores. We also plan to distribute our apparel products through department stores and have recently begun selling our women’s line of Royal Robbins through Dillard’s department stores. Sales to Dillard’s department stores represented 11%, 12% and 11% of our net sales in 2003, 2002 and 2001, respectively, and no other customers exceeded 10% of our net sales. In Canada, the

United Kingdom, Japan and Germany, our apparel products are sold under licensing agreements with third parties.

      Approximately 6,000 stores in the United States carry our products, including many major department stores, mail order companies, and specialty footwear and apparel retailers. Sales to any one customer in fiscal 2003, 2002 and 2001 did not exceed 12% of our net sales. Ten major customers represented approximately 39% of our net sales in fiscal 2003. Most of these same customers represented approximately 34% of our net sales in fiscal 2002 and 38% of our net sales in fiscal 2001. We sell private label products to a small number of customers that represent an insignificant portion of our total net sales. See “Risk Factors — We make a large portion of our sales to a relatively small group of customers with whom we do not have long-term purchase orders, so the loss of any one or more of these customers could adversely affect our business.”

Consumer Direct

      We offer direct sales to consumers through our own www.SoftWalkshoes.com, www.trotters.com, www.hstrask.com and www.royalrobbins.com websites. We also distribute print catalogs for H.S. Trask, Trotters and SoftWalk. During fiscal 2003, catalog sales represented approximately 30% of net sales of H.S. Trask. During 2004, we began to offer catalog sales for our Trotters and SoftWalk brands.

      We believe our catalogs and e-commerce websites offer a significant growth potential while simultaneously complementing our existing wholesale business by increasing consumer awareness of our brands. Sales through our Internet websites and print catalogs represented approximately 4% of our net sales for fiscal 2003. The products marketed through consumer direct channels are sold at the manufacturer’s suggested retail price, enabling us to maintain full retail margins.

Marketing and Advertising

      We advertise and promote our various brands through a variety of methods, including product packaging, print advertising in trade publications, co-op advertising with our retail customers, and direct consumer marketing. Additionally, we attend numerous tradeshows that are generally well-attended by our retail customers and provide a platform for the unveiling of new products and an important source of pre-season sales orders. We avoid granting restricted or exclusive product sale arrangements because we believe that a profitable distribution of our product lines requires the greatest number of outlets.

Manufacturing and Sourcing

      We source our products entirely through independent foreign third-party manufacturing facilities. We provide the independent manufacturers with detailed specifications and quality control standards. We maintain a staff in Brazil to monitor the production process to ensure high quality standards and timely delivery. We also engage foreign agencies to assist in product fulfillment, quality control and inspection, customs and product delivery logistics. We source our current footwear products primarily from Brazil and, to a lesser extent, China, and source our apparel products through Asia and South America. We do not maintain long-term purchase commitments with our manufacturers, but rather use individual purchase orders. We use multiple sources for our foreign sourced products in an effort to reduce the risk of reliance on any one manufacturing facility or company. We believe that the various raw materials and components used in the manufacture of our products are generally available from multiple sources at competitive prices. See “Risk Factors — Our reliance on independent manufacturers, with whom we do not have long-term written agreements, could cause delay and damage to customer relationships.”

Seasonality and Weather

      Our product lines are sold during two distinct selling seasons, Spring/ Summer and Fall/ Winter. We attempt to design and develop our new product introductions to coincide with this seasonal trend. Trotters and SoftWalk sales are approximately evenly split between these two seasons, while Royal Robbins products are purchased and used predominantly during the spring and summer months. Conversely, our H.S. Trask and

Ducks Unlimited men’s dress and casual footwear lines are purchased and used by consumers predominantly in the fall and winter months.

Backlog

      We typically enter a selling season four to six months in advance of the orders being shipped. For our footwear business, approximately 50% of our sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis during the selling season. For our apparel products, our preorder business represents approximately 80% to 85% of our total sales, with the remaining sales being made on an at once basis during the selling season. We have backlog orders for our Spring business in December of the preceding year and for our Fall business in June of the same year. We had firm backlog orders as of December 27, 2003 of approximately $17.9 million, compared with approximately $8.3 million and $8.7 million as of December 31, 2002 and 2001, respectively. The increase of approximately $9.6 million in 2003 over 2002 is due to the acquisition of the Royal Robbins and H.S. Trask brands in 2003. We anticipate the majority of our backlog orders as of December 27, 2003 will be filled during fiscal 2004.

Employees

      We enjoy a good relationship with our approximately 130 employees, most of whom are full-time. The majority of our employees are employed in our Old Town, Maine and Modesto, California distribution facilities. Our executive and administrative office, which was relocated to Carlsbad, California in April 2003, employs approximately 30 individuals. We also employ 23 outside sales staff whom reside in various states throughout the United States. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

Patents and Trademarks

      We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks include Trotters, SoftWalk, H.S. Trask, and Royal Robbins, which we have registered in the United States and many foreign countries. We also have rights to use the Ducks Unlimited and Audubon trademarks. In addition, we have applied for trademark registration of the Strol logo in the United States, Canada and Israel.

      Our SoftWalk and Strol brands contain a patented technology in the footbed of the shoe, for which we own patents in the United States. We vigorously protect our intellectual property against infringement. We cannot be sure, however, that our activities do not, and will not, infringe on the proprietary rights of others. See “Risk Factors — Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.”

Competition

      We face intense competition in the footwear and apparel industry from other companies. We compete with numerous domestic and foreign footwear and apparel designers and marketers.

      Our Trotters footwear line primarily competes with Naturalizer®, EasySpirit®, Munro America® and RosHommerson® brands, as well as with retailers’ private label footwear. Our SoftWalk footwear line primarily competes with the Easy Spirit® and ECCO® brands. Our H.S. Trask footwear line primarily competes with Cole Haan®, ECCO® and Mephisto® brands. Our Royal Robbins apparel lines compete primarily with Patagonia®, The North Face® and Columbia Sportswear Company®.

      Many of our competitors have greater financial, distribution or marketing resources than we do, as well as greater brand recognition. Our ability to compete successfully depends on our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	maintain brand reputation and authenticity;

•	develop high quality products that appeal to consumers;

•	appropriately price our products;

•	provide strong and effective marketing support for our products;

•	ensure product availability; and

•	maintain and effectively assess our distribution channels.

      We believe we are well positioned to compete in the footwear and apparel industry. By emphasizing traditional style, quality and fit, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences.

Risk Factors

Our acquisitions or acquisition efforts, which are important to our growth, may not be successful or may dilute our existing stockholders

      Acquisitions have been an important part of our development to date. During 2003, we acquired Royal Robbins and H.S. Trask. As part of our business strategy, we intend to make additional acquisitions in the footwear and apparel industry that we feel could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts, such as our attempted acquisition of Antiqua Enterprises Inc. may result in significant additional expenses that would not otherwise be incurred. In fiscal year 2003, we incurred $285,000 of such costs. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including possible unanticipated costs, difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the investment made and we may incur costs in excess of what we anticipate. These circumstances could adversely affect the market price of our common stock.

Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully

      Our principal business is the design, development and marketing of footwear and apparel. Although our focus is on traditional and sustainable niche brands, our brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, in fiscal 2002, our Trotters brand experienced decreased retail acceptance of certain styles, which adversely affected our net sales. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, such as our H.S. Trask women’s and Strol brands, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Similarly, these risks could adversely affect our results of operations or financial condition.

We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed

      We face intense competition in the footwear and apparel industry from other companies, such as Brown Shoe Company, which markets the Naturalizer brand, and Columbia Sportswear, Inc. Many of our competitors have greater financial, distribution or marketing resources, as well as greater brand awareness. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for the introduction of competitors with new products. Moreover, new companies may enter the markets in which we compete, further increasing competition in the footwear and apparel industry.

      We believe that our ability to compete successfully depends on a number of factors, including anticipating and responding to changing consumer demands in a timely manner, maintaining brand reputation and authenticity, developing high quality products that appeal to consumers, appropriately pricing our products, providing strong and effective marketing support, ensuring product availability and maintaining and effectively assessing our distribution channels, as well as many other factors beyond our control. Due to these factors within and beyond our control, we may not be able to compete successfully in the future. Increased competition may result in price reductions, reduced profit margins, loss of market share, and inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely affect the trading price of our common stock.

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business

      Ten major customers represented approximately 39% of net sales in fiscal 2003; and most of these same customers represented 34% of net sales in fiscal 2002 and 38% of net sales in fiscal 2001. Sales to any one customer in fiscal 2003, 2002 and 2001 did not exceed 12% of our net sales. Dillard’s department stores accounted for 11%, 12% and 11% of our net sales in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and no other customer accounted for more than 10% of our net sales in those fiscal years. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business.

Our business could be adversely affected by the financial instability of our customers

      We sell our merchandise to major department stores and specialty retailers across the United States and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 20% of trade accounts receivable outstanding at December 27, 2003. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement

      We believe that we derive a competitive advantage from our ownership of the Trotters, SoftWalk, H.S. Trask and Royal Robbins trademarks, and from our patented footbed technology. In addition, we own and license other trademarks that we utilize in marketing our products. We vigorously protect our trademarks against infringement. We believe that our trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source our products. We cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability that could divert our management’s attention and resources and otherwise adversely affect our business or financial condition.

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products

      We rely on foreign sourcing of our products. We believe that one of the key factors in our growth has been our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We source our products primarily from independent third-party manufacturing facilities located in Brazil, Asia and South America. As a result, we are subject to the general risks of doing business outside the United States, including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

Our reliance on independent manufacturers, with whom we do not have long-term written agreements, could cause delay and damage customer relationships

      In fiscal 2003, 13 manufacturers accounted for 100% of our footwear volume. We do not have long-term written agreements with any of our third party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

      In the past, a manufacturer’s failure to ship products to us in a timely manner or to meet the required quality standards has caused us to miss the delivery date requirements of our customers for those items. This, in turn, has caused, and may in the future cause, customers to cancel orders, refuse to accept deliveries or demand reduced prices. This could adversely affect our business and results of operation.

We depend on our senior executives to develop and execute our strategic plan and manage our operations, and if we are unable to retain them, our business could be harmed

      Our future success depends upon the continued services of James Riedman, our Chairman of the Board and Chief Executive Officer, who has played a key role in developing and implementing our strategic plan. We also rely on Greg Tunney, our President and Chief Operating Officer, to manage our overall operations. Our loss of either of these individuals would harm us if we are unable to employ a suitable replacement in a timely manner. We do not maintain keyman insurance on Messrs. Riedman or Tunney or any of our other senior executives.

Fluctuations in the price, availability and quality of raw materials could adversely affect our gross profit

      Fluctuations in the price, availability and quality of raw materials, such as leather and bison hides, used to manufacture our products, could adversely affect our cost of goods or our ability to meet our customers’ demands. Although we do not expect our foreign manufacturing partners to have any difficulty in obtaining the raw materials required for footwear production, certain sources may experience some difficulty in obtaining raw materials. For example, in fiscal 2002, the availability of leather decreased as a result of destruction of livestock due to concerns about “mad cow” disease and “hoof and mouth” disease. We generally do not enter into long-term purchase commitments. In the event of price increases in these raw materials in the future, we may not be able to pass all or a portion of these higher raw materials prices on to our customers, which would adversely affect our gross profit.

A decline in general economic conditions could lead to reduced consumer demand for our footwear and accessories and could lead to a reduction in our stockholders’ equity and thus our ability to obtain credit

      In addition to consumer fashion preferences, consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. In fiscal 2002 and fiscal 2003, the United States economy, and more specifically the retail environment, experienced a general slowdown, and adversely affected consumer spending habits which we believe contributed to the decline in the net sales of our Trotters brand that fiscal year. Future slowdowns would likely cause us to delay or slow our expansion plans and result in lower net sales than expected on a quarterly or annual basis, which could lead to a reduction in our stockholders’ equity and thus our ability to obtain credit as and when needed.

Our recent acquisitions make evaluating our operating results difficult given the significance of these acquisitions to our operations, and our historical results may not give you an accurate indication of how we will perform in the future

      Our historical results of operations do not give effect to the acquisitions of H.S. Trask and Royal Robbins for a full fiscal year. Accordingly, the historical financial information that we have included in this Annual Report on Form 10-K does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of these acquisitions.

The financing of any future acquisitions we make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt

      Our business strategy is to expand into new markets and enhance our position in existing markets through the acquisition of complementary businesses. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and hence our risk of default under our secured credit facility.

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank

      We have a $24.8 million secured credit facility with our bank. As of March 5, 2004, we had $14.3 million of unpaid principal under this facility. In the future, we may incur additional indebtedness in connection with acquisitions. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. If we default under our credit arrangement and are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

We may be required to recognize impairment charges that could substantially affect our reported earnings in future periods

      As of December 27, 2003, we had $9.0 million of goodwill and unamortizable intangibles. We expect this figure to increase with future acquisitions. Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our intangible assets annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our reported earnings in a period of such change.

The exercise of outstanding stock options would cause dilution to our stockholders’ ownership percentage

      As of March 5, 2004, we had outstanding for legal purposes 5,098,297 shares of common stock, including 478,513 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and not taken into account in determining earnings per share or earnings per diluted share. The 478,513 unallocated shares will be allocated at the rate of 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation 120,000 shares will be included in the weighted average shares outstanding for purposes of determining earnings per share and earnings per diluted share. In addition, as of that date we had outstanding options to purchase an additional 1,267,057 shares at exercise prices ranging from $1.725 to $8.91 per share. The exercise of all or part of these options would cause our stockholders to experience a dilution in their percentage ownership.

The charge to earnings from the compensation of employees under our employee retirement plan could negatively affect your investment value and our growth opportunities

      As of March 5, 2004, our 401(k) plan held 478,513 unallocated shares of our common stock, which constituted approximately 9.4% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2002 and 2003 we recorded expenses for this allocation of $237,000 and $402,000, respectively, and for fiscal 2004 we expect to record $852,000 in expenses for this allocation. As our stock price increases, we must take a higher charge for this allocation and thereby decrease our reported earnings. This could depress our stock price and detract from our ability to use our securities as currency for any acquisitions we plan to make.

We are controlled by a principal stockholder who is able to exert significant control over us and our significant corporate decisions

      James R. Riedman, our Chairman of the Board and Chief Executive Officer, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation of which he is a shareholder, our employee retirement plan, his children, and an affiliated entity, he has beneficial ownership of approximately 44.8% of our outstanding shares. He also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 49.2%, assuming no other exercises of outstanding options. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company;

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Our inventory levels may exceed our actual needs, which could adversely affect our operating results by requiring us to make inventory write-downs

      We generally pre-sell up to 50% of each season’s anticipated merchandise demand. This is based on our past experience. Nonetheless, if we order more product than we are able to sell, we could be required to write-down this inventory, negatively affecting our margins and in turn, our operating results. This could occur as the result of change in customer order patterns, general sales activity, orders subject to cancellation by customers, misforecasting and consumer demand. Write-downs of inventory could adversely affect our gross margins and operating results.

Our financial results may fluctuate from quarter to quarter as a result of seasonality in our business, and if we fail to meet expectations, the price of our common stock may fluctuate.

      The footwear and apparel industry generally, and our business specifically, are characterized by seasonality in net sales and results of operations. Our business is seasonal, with the first and third quarters generally having stronger sales and operating results than the other two quarters. These events can cause the price of our common stock to decline substantially.

CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K and the Securities and Exchange Commission filings that are incorporated by reference into this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those sections.

      These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as we may be required to do under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur.

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

      Furthermore, the Company has a policy against issuing publishing financial forecasts or projections issued by others or confirming financial forecasts, or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Access to SEC Filings

      Interested readers can access the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the U.S. Securities and Exchange Commission’s website at www.sec.gov. These reports can be accessed free of charge.

Item 2.	Properties

      We occupy offices and facilities in various locations in California and Maine. The following table summarizes our properties.

			Approximate
Facility/Location	Own/Lease	Description	Square Footage

Corporate Headquarters Carlsbad, California	Lease	Office Space	14,000
Distribution Center Old Town, Maine	Own	Warehouse	75,000
Distribution Center Modesto, California	Lease	Office/Warehouse	20,000
Berkeley, California	Lease	Retail	2,400
Modesto, California	Lease	Retail	4,500
Dolgeville, New York	Own	Vacant Land	30 acres

      We also lease a vacant office and warehouse facility in Bozeman, Montana under a lease that expires in April 2004. We are not renewing this lease.

      We have no manufacturing facilities because all of our products are manufactured by independent manufacturers. We believe that our existing office, warehouse and retail space is adequate to meet our current and foreseeable future requirements.

Item 3.	Legal Proceedings.

      From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K we are not a party to any pending material legal proceedings.

      The Company acquired Penobscot Shoe Company (“Penobscot”) from Riedman Corporation, a related party, on March 30, 2000. Riedman Corporation had acquired Penobscot in a cash tender offer of $5.88 per share, which was concluded on November 16, 1999. At that time, the holders of 506,052 shares of Penobscot stock exercised their dissenters’ rights under Maine law applicable to Penobscot and demanded payment of the fair value of their shares. On or about April 3, 2000, Penobscot filed suit in the Superior Court in Maine, Penobscot County, to have the Court determine the fair value of dissenter shares.

      Subsequently, several dissenting shareholders withdrew from the litigation, accepting the $5.88 per share offered. As a result, there were only four persons remaining, dissenting as to 296,636 shares. One of those dissenters requested the Court to compel Penobscot to post a bond of $2.0 million to assure payment of the fair value of his shares once that was determined by the Court. The Court ordered Penobscot to post a bond for approximately $1.7 million, being the product of the number of shares held by that dissenter and $5.88, the amount of the tender offer.

      On May 30, 2003 the Company received from the Superior Court in Penobscot County, Maine its decision stating that the dissenting Penobscot shareholders were entitled to $7.94 per common share, representing $2.06 more per share than the amount the Company paid at the time of the acquisition. Additionally, the ruling granted interest to the dissenting shareholders bringing the total judgment to $3.1 million. As a result, the Company recorded in Other Expenses, Net $733,000 of litigation related legal and settlement expenses and $376,000 of interest expense during Fiscal 2003. The Company used $500,000 in cash on hand and increased its note payable-line of credit in the amount of $2.6 million to pay the settlement and was relieved of its $1.7 million bond obligation.

Item 4.	Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of the Company’s fiscal year, no matter was submitted to a vote of stockholders.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters.

      Our common stock began trading on the American Stock Exchange on May 20, 2002 under the symbol “PXG.” Prior to May 20, 2002, our common stock was quoted on The Nasdaq SmallCap Market under the symbol “DAGR.” The following table sets forth for each calendar quarter the low and high closing sale prices per share of our common stock as reported on the American Stock Exchange and The Nasdaq SmallCap Market for the applicable periods. These prices reflect our 2-for-1 stock split effective at the close of business on June 12, 2003.

	High	Low

Year Ended December 31, 2002:
First Quarter	$4.87	$2.25
Second Quarter	$5.93	$4.45
Third Quarter	$5.50	$3.75
Fourth Quarter	$3.93	$2.90
Year Ended December 27, 2003:
First Quarter	$3.63	$2.74
Second Quarter	$5.19	$3.51
Third Quarter	$5.92	$4.80
Fourth Quarter	$7.49	$5.80

      At March 5, 2004, we had approximately 439 holders of record (including Cede & Co., the nominee for the Depositary Trust Company, a registered clearing agency). We believe that the number of beneficial owners of our common stock on that date was substantially greater.

      We do not pay cash dividends on our capital stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in funding the expansion of our business and general corporate purposes. In addition, our credit agreement with our bank restricts our ability to declare or pay dividends on our common stock without the bank’s consent. Any future determination as to the payment of dividends will be subject to applicable limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

      Information about the Company’s equity compensation plans at December 27, 2003 is as follows:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity comp plans
Plan Category	warrants and rights	warrants and rights	(excluding (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	648,000	$4.03	434,000
Equity compensation plans not approved by stockholders(2)	398,000	$2.07	0

Total	1,046,000	$3.28	434,000

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No shares are available for grant under the 1995 Stock Incentive Plan at December 27, 2003. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Consists of options granted to James R. Riedman and Riedman Corporation in connection with financial guaranties and loans granted to us. See Note 9 to our Consolidated Financial Statements as of December 27, 2003, contained herein.

      On October 31, 2003, we issued 71,889 shares of common stock to the three holders of Royal Robbins, Inc., common stock as partial consideration for our acquisition of that company. No underwriters were involved. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

      We did not make any repurchases of our common stock during the fourth quarter of 2003.

Item 6.	Selected Financial Data

      The historical consolidated statements of operations data for the years ended December 31, 2001 and 2002 and December 27, 2003, and the historical consolidated balance sheet data as of December 31, 2002 and December 27, 2003, have been derived from our historical consolidated financial statements which consolidated financial statements and independent auditors’ report are included elsewhere in this Annual Report on Form 10-K. The historical consolidated statements of operations data for the years ended December 31, 1999 and 2000, and the historical balance sheet data as of December 31, 1999, 2000 and 2001, have been derived from our audited historical consolidated financial statements that are not included in this Annual Report on Form 10-K.

      The financial data in the following table was impacted by our 2000 acquisition of the Penobscot Shoe Company and its Trotters brand, our 2001 sale of our slipper brands and our 2003 acquisition of H.S. Trask and Royal Robbins. As a result of the slipper brands divestiture, we recognized a $1.2 million gain in fiscal 2001 and experienced lower net sales in fiscal 2002. For our two acquisitions in fiscal 2003, we paid a total purchase price of $9.5 million in cash, issued 771,889 shares of common stock and agreed to pay Royal Robbins stockholders a potential earnout if certain financial thresholds are achieved.

      Historical results are not necessarily indicative of future results, The following information should be read in conjunction with our consolidated financial statements and the related notes and “Management’s

Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended

	December 31,	December 31	December 31,	December 31,	December 27,
	1999(1)	2000(2)	2001(3)	2002(4)	2003(5)

	(In thousands, except share, per share data and stock price)
Consolidated Statements of Operations Data
Net sales	$14,867	$33,179	$46,851	$36,161	$39,077
Cost of goods sold	11,728	22,233	31,439	22,397	22,457

Gross profit	3,139	10,946	15,412	13,764	16,620
Operating expenses:
Selling, general and administrative expenses	4,646	9,705	11,917	9,661	12,696
Other expense, net	311	1,016	375	442	1,377

Total operating expenses	4,957	10,721	12,292	10,103	14,073

Operating (loss) income	(1,818)	225	3,120	3,661	2,547
Interest expense	193	1,363	1,683	751	620

(Loss) earnings before income taxes	(2,011)	(1,138)	1,437	2,910	1,927
Income tax (benefit) expense	(483)	(456)	67	1,207	986

Net (loss) earnings	$(1,528)	$(682)	$1,370	$1,703	$941

Net (loss) earnings per share(6)
Basic	$(0.49)	$(0.22)	$0.44	$0.50	$0.24
Diluted	$(0.49)	$(0.22)	$0.41	$0.45	$0.22
Weighted average common shares outstanding
Basic	3,138,172	3,141,190	3,137,688	3,418,468	3,963,382
Diluted	3,138,172	3,141,190	3,444,042	3,781,634	4,350,132
Consolidated Balance Sheet Data
Cash and cash equivalents	$225	$1	$1,161	$1,265	$1,058
Working capital	4,414	(1,607)	5,358	8,812	13,423
Total assets	10,252	38,424	27,577	18,954	36,411
Contingent liability	—	—	—	—	1,942
Total bank debt	2,849	18,926	14,829	3,000	12,082
Total stockholders’ equity	$6,477	$5,898	$7,452	$10,112	$14,987

(1)	We ceased our manufacturing operations completely during fiscal 1999 and as part of the restructuring incurred severance costs of $311,000. Raw material inventory write-offs of $589,000 are also included in costs of goods sold in fiscal 1999 as part of the restructuring.

(2)	Includes $808,000 of expenses associated with the relocation of our headquarters and distribution operation from Dolgeville, New York to the newly acquired facilities in Old Town, Maine. Costs associated with this relocation included severance, moving expenses and closing facilities. In addition, we recognized an impairment loss of $208,000.

(3)	The net amount of $375,000 in “Other expense, net” consists primarily of a $1.2 million gain in connection with the divestiture of our slipper business and a $1.7 million loss incurred in connection with the termination of the Penobscot Shoe Company pension plan and a net gain on the sale of property of $142,000.

(4)	The net amount of $442,000 in “Other expense, net” consists primarily of losses on dispositions and write-offs.

(5)	The net amount of $1,377,000 in “Other expense, net” consists primarily of $394,000, or $0.06 per diluted share, of non-capitalized acquisition expenses, $354,000 in expenses, or $0.05 per diluted share, associated with the relocation of our corporate offices from Old Town, Maine to Carlsbad, California, litigation costs and expenses totaling $733,000 or $0.17 per diluted share associated with the dissenting stockholders’ appraisal proceeding resulting from our fiscal 2000 acquisition of Penobscot Shoe Company and a $163,000 write-off of a non-trade receivable, or $0.02 per diluted share. These amounts were offset partially by an excise tax refund totaling $285,000, or $0.07 per diluted share, which was not taxable, associated with the fiscal 2001 termination of the Penobscot pension plan. “Interest expense” includes $376,000 or $0.05 per diluted share, of interest expense related to the settlement of the dissenting stockholders’ appraisal proceeding. On an aggregate basis, these amounts reduced our fiscal 2003 per diluted share earnings by $0.28.

(6)	Per share and share data have been adjusted to reflect the 2-for-1 stock split effective at the close of business on June 12, 2003. Our 401(k) plan holds 798,847 shares of our common stock, of which 592,331 shares were not allocated to the accounts of plan participants as of December 27, 2003 and were classified as treasury shares for financial statement reporting purposes, but are outstanding for voting purposes and other legal purposes, and are excluded from the weighted average shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risks Related To Our Business” and under other captions contained elsewhere in this Annual Report on Form 10-K.

      Effective January 1, 2003, we changed our accounting year to a 52/53 week period. Our annual accounting period ends on the Saturday nearest to December 31. The change in fiscal year end did not materially impact our fiscal 2003 results of operations or year-over-year comparisons.

Overview

      We are a men’s and women’s footwear and apparel company. We design, develop and market branded dress and casual footwear and apparel. We sell over 80 different styles of footwear and over 250 different styles of apparel products. Through our own sales force and independent contractors we sell our footwear products primarily to department stores, national and regional chain stores and independent retailers, and sell our apparel products primarily to specialty retailers. We also distribute our products directly to consumers over our Internet websites, through third-party catalog companies, through our own direct mail catalogs and through our two retail outlet stores in Berkeley and Modesto, California. In addition, we offer a limited number of private label programs to retailers. We distribute our footwear products from our Old Town, Maine distribution center and our apparel products from our Modesto, California distribution center.

      By emphasizing traditional style, quality and fit, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. As a result, a significant number of our product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products, are consistent with our brand images and meet our high quality standards. We believe our brands have significant potential for growth through increases in product assortment, brand extensions and expansion of our retail channels.

      In recent years, we have implemented a number of strategic initiatives that had a positive impact on our revenue growth, business operations and financial condition. In June 1999, to increase our production flexibility and capacity while at the same time allowing us to substantially reduce capital expenditures and avoid the costs of managing a large production work force, we discontinued our domestic manufacturing operations and began to outsource all of our footwear products operations to foreign sources. All of our products are now produced by foreign manufacturers located in Brazil, China, South and Central America and Southeast Asia. We purchase our products with short-term purchase orders denominated in U.S. dollars.

      During the second quarter of fiscal 2003, we relocated our corporate offices from Old Town, Maine to Carlsbad, California. We believe this relocation assists us in attracting and retaining key personnel and provides us with greater access to our major customers and markets.

Acquisition Program

      In fiscal 2000, we embarked on an acquisition program in order to enhance our growth and increase profitability by leveraging our corporate infrastructure. In fiscal 2000, we acquired L.B. Evans Company’s men’s slipper business and related brands and Penobscot Shoe Company including its Trotters brand of traditional women’s footwear. In fiscal 2003 we acquired H.S. Trask & Co., a men’s footwear company, and Royal Robbins, Inc., an apparel company.

      We intend to continue to pursue acquisitions of sustainable niche brands in the footwear and apparel industry that could complement or expand our business, or augment our market coverage. We seek companies or product lines that have consistent historical cash flow and brand growth potential and can be purchased at a reasonable price. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions, as of the date of this Annual Report on Form 10-K we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

      We funded our acquisitions in fiscal 2000 primarily through bank debt, which at December 31, 2000 totaled $18.9 million. In fiscal 2001, we received a $2.0 million investment in our common stock by our 401(k) plan, which was funded through a reversion of Penobscot’s over-funded pension plan, and a $750,000 investment by our Chairman and Chief Executive Officer in a convertible subordinated debenture that he later converted into shares of our common stock in fiscal 2002. In December 2001, we sold our men’s and women’s slipper business, which included the “Daniel Green”, “L.B. Evans” and “Woolrich” brands and the related inventory, for a gain of $1.2 million, so that we could concentrate our efforts on the Trotters and SoftWalk brands and on future acquisitions.

      During fiscal 2002, we continued our focus on operating our business profitably and reducing our bank debt. By December 31, 2002 we reduced our bank debt to $3.0 million. As a result, we positioned ourselves to continue with our strategy of building our organization and portfolio of brands through acquisitions.

      In the last two quarters of fiscal 2003, we acquired H.S. Trask & Co., a men’s footwear company and Royal Robbins, Inc., an apparel company. We paid a total purchase price of $13.2 million for these two acquisitions, of which $9.5 million was cash and the remainder was an issuance of 771,869 shares of our common stock. We also included potential earnout payments in the Royal Robbins transaction, subject to certain financial thresholds. These acquisitions were funded through a combination of bank financing, and seller equity and debt financing. We accounted for both of these acquisitions using the purchase method of accounting and, accordingly, the assets acquired, liabilities assumed, and results of operations are included in our consolidated financial statements from the date of the acquisitions. The excess of the purchase price in these acquisitions over the fair value of identifiable net assets acquired represents goodwill and unamortizable intangible assets that must periodically be tested for impairment. Trademarks and trade names are deemed to have an indefinite useful life and are not presently being amortized but we periodically test them for impairment in accordance with current accounting standards. In connection with the Royal Robbins acquisition, our bank provided us with a new $24.8 million secured credit facility, which we used to refinance our existing indebtedness and to fund the cash portion of the purchase price paid for the Royal Robbins and H.S. Trask acquisitions. (See Liquidity & Capital Resources.)

      Our fiscal 2003 acquisitions added to our portfolio of brands, diversified our product offerings and customer base and provided a base for significant additional revenues in the future. Since making these acquisitions, we have integrated their operations with our infrastructure and have rationalized their operations to take advantage of duplicative overhead and operational inefficiencies.

      During fiscal 2003, we also focused on investing in our infrastructure to support our existing and newly acquired brands. For example, we hired seasoned personnel in the areas of product design, merchandizing and brand management. Additionally, to accommodate our newly acquired brands, in March 2004 we expanded our corporate headquarters by adding approximately 5,000 additional square feet at annual additional rent and related costs of $107,000.

Results of Operations

      The following table sets forth selected consolidated operating results for each of the last three fiscal years, presented as a percentage of net sales.

	Fiscal Year Ended

	December 31,	December 31,	December 27,
	2001	2002	2003

Net sales	100%	100%	100%
Costs of goods sold	67%	62%	57%
Gross profit	33%	38%	43%
Selling, general and administrative and other expenses	26%	28%	36%
Operating income	7%	10%	7%
Interest expense	4%	2%	2%
Earnings before income taxes	3%	8%	5%
Income tax expense	—	3%	3%
Net earnings	3%	5%	2%

Fiscal 2003 Compared to Fiscal 2002

      Net Sales. Our net sales for fiscal 2003 were $39.1 million compared to $36.2 million for fiscal 2002, representing an 8% increase. Included in fiscal 2003 net sales are partial year net sales of $4.7 million from 2003 acquisitions. Excluding these sales, our fiscal 2003 net sales would have decreased $1.8 million, or 5%, compared to fiscal 2002. Against the backdrop of depressed retail and economic conditions this decrease was primarily associated with decreased sales volume of our Trotter’s brand, although partially offset by the growth in the sales volume of our SoftWalk brand. The drop in Trotters sales was due to poor retail acceptance of certain Trotter’s styles during the Spring and Summer selling seasons. We subsequently increased our investment in new product design, which resulted in a product offering that received increased retailer support for the Trotters brand 2003 Fall and Winter selling seasons. We expect to continue to increase our investment in product development in future periods, as demonstrated by the recently introduced H.S. Trask women’s and Strol product lines. Additionally, the Royal Robbins product line has historically invested significant resources in new product development, and we anticipate this will continue in the future.

      Gross Profit. Our gross profit for fiscal 2003 increased to $16.6 million compared to $13.8 million for fiscal 2002. Our gross profit percentage increased to 43% compared to 38% for fiscal 2002. Our gross profit percentage improvement reflects a reduction in the costs of our products through better inventory management and improved sourcing. In addition, this improvement relates to a change in product mix and a reduction in the volume of closeout sales and associated mark-downs from the previous fiscal year.

      Selling, General and Administrative Expenses. Our selling, general and administrative (“SG&A”) expenses for fiscal 2003 were $12.7 million, or 32% of net sales, compared to $9.7 million, or 27% of net sales, for fiscal 2002. The increase includes $1.6 million in SG&A expenses associated with our brands acquired in fiscal 2003, $417,000 of additional employee compensation and benefit costs from additional hires, $516,000 of increased marketing and advertising expenses, and $531,000 of additional occupancy costs. These same items contributed to the increase of SG&A as a percentage of net sales in 2003. We anticipate that our fiscal 2004 SG&A expenses will increase as a result of our fiscal 2003 acquisitions and our hiring of additional staff to further strengthen our corporate infrastructure and management team.

      Other Expense, Net. Our other expenses, net, for fiscal 2003 were approximately $1.4 million, compared to $442,000 for fiscal 2002. Fiscal 2003 other expenses, net, primarily consisted of $733,000 in litigation expenses incurred with the dissenting Penobscot stockholders settlement, $394,000 in non-capitalized acquisition costs, $354,000 in expenses related to our corporate headquarters relocation and the write-off of non-trade receivables totaling $163,000. These expenses were partially offset by an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion. Other expense, net, totaled $442,000 for 2002 and consisted primarily of a loss on the sale of assets and asset impairment charges.

      Interest Expense. Interest expense for fiscal 2003 was $620,000, including $376,000 related to the Penobscot litigation, compared to $751,000, including $280,000 associated with the Penobscot litigation in fiscal 2002. Exclusive of the interest for the Penobscot litigation, interest expense would have decreased $227,000 during fiscal 2003 as a result of lower interest rates and average borrowings on our revolving credit facility, which was partially offset by new term loans for a portion of the fiscal year in connection with our 2003 acquisitions.

      Income Taxes. Our income tax expense for fiscal 2003 was $986,000 compared to $1.2 million for fiscal 2002. Our effective tax rate was 51% for fiscal 2003 and 42% for fiscal 2002. The increase in the 2003 effective tax rate was primarily associated with the Penobscot litigation settlement, which was substantially non-deductible for income tax purposes and an excise tax refund, which was substantially non-taxable for income tax purposes. We anticipate our effective income tax rate for fiscal 2004 to be approximately 42% based on our current operations, corporate structure and asset base. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

      Net Earnings. Our net earnings were $941,000 for fiscal 2003, which was $762,000, or 45%, lower than our net earnings for fiscal 2002. These results represented diluted earnings per share of $0.22, which was $0.23 lower than during fiscal 2002. Poor retail conditions throughout the majority of 2003 and the items discussed in “Other Expense, Net” above negatively affected our financial performance. In early 2004, we have encountered a marginal improvement in retailer optimism as indicated by initial Spring order activity. Although we are cautiously optimistic of the initial 2004 retail environment and the related reports of increased consumer spending, there is no assurance that a positive economic trend has been established or if established, that it will continue in the future.

Fiscal 2002 Compared to Fiscal 2001

      Net Sales. Our net sales for fiscal 2002 were $36.2 million compared to $46.9 million for fiscal 2001. Net sales for fiscal 2001 included $12.6 million from the slipper brands we divested in December 2001. Combined net sales for our two then current brands, Trotters and SoftWalk, increased 5% or $1.8 million for fiscal 2002 compared to fiscal 2001, primarily due to increased volume.

      Gross Profit. Our gross profit for fiscal 2002 decreased to $13.8 million from $15.4 million for fiscal 2001. The decrease in the dollar amount of our gross profit was primarily due to our reduction in net sales following the divestiture of our slipper brands. Our gross profit percentage increased to 38% for fiscal 2002 compared to 33% for fiscal 2001. The increase in gross profit margin percentage reflects the fact that the divested slipper brands carried a lower gross margin than our combined Trotters and SoftWalk shoe brands.

      Selling, General and Administrative Expenses. Our SG&A expenses for fiscal 2002 were $9.7 million, or 27% of net sales compared to $11.9 million, or 25% of net sales, for fiscal 2001. The reduction in SG&A expenses and the increase in SG&A expenses as a percentage of net sales during fiscal 2002 was primarily related to the divestiture of our slipper brands.

      Other Expenses, Net. Our other expenses, net, for fiscal 2002 were $442,000, compared to $375,000 for fiscal 2001. Included in the fiscal 2002 amount was a loss of $254,000 on the sale of property; impairment charges of $84,000 on a building held for sale and a write-off of a $104,000 receivable associated with the sale of our slipper brands in 2001. Included in the fiscal 2001 amount were costs associated with the termination of the Penobscot pension plan, totaling $1.7 million. During the fiscal quarter ended June 30, 2001, we completed the termination of this pension plan. Upon termination, the plan had $2.4 million in surplus, which was less than the carrying value of our prepaid pension cost asset of $3.7 million. This resulted in a $1.3 million loss. This loss was increased by an excise tax totaling $357,000, which resulted in a total loss on this transaction of $1.7 million. Also included in other expenses, net for fiscal 2001 is a gain of $1.2 million associated with the 2001 sale of our slipper brands and a $142,000 gain on the sale of property.

      Interest Expense. Interest expense for fiscal 2002 was $751,000 compared to $1.7 million for fiscal 2001. This decrease resulted from lower interest rates and lower average outstanding indebtedness.

      Income Taxes. Our income tax expense for fiscal 2002 was $1.2 million compared to $67,000 for fiscal 2001. Our effective tax rate was approximately 42% in fiscal 2002, compared to 5% in fiscal 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. The difference in the effective tax rates for the two fiscal years resulted from earnings generated in fiscal 2002 and the reduction of the deferred tax asset valuation allowance in fiscal 2001 as a result of our evaluation of the realization of our deferred tax assets.

      Net Earnings. Our net earnings were approximately $1.7 million for fiscal 2002, which was $333,000, or 24%, higher than our net earnings for fiscal 2001. These results represented $0.45 per diluted share in fiscal 2002 and $0.41 per diluted share in fiscal 2001. The increase in net earnings during fiscal 2002 was primarily associated with our divestiture during late fiscal 2001 of our slipper brands, which historically generated operating losses, and increased sales and profits during fiscal 2002 of our women’s footwear brands.

Seasonal and Quarterly Fluctuations

      The following sets forth our net sales and income (loss) from operations for the quarterly periods indicated (in thousands).

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$10,793	$8,446	$9,521	$7,401
Income from operations	$1,240	$675	$992	$754

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$9,207	$7,552	$11,002	$11,316
Income (loss) from operations	$691	$(353)	$1,714	$495

      Our quarterly results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Net sales and income from operations in our first and third quarters typically are stronger than in our second and fourth quarters.

Liquidity and Capital Resources

      Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility, and seller financing in acquisitions.

      On October 31, 2003, we obtained a new secured $24.8 million credit facility from Manufacturers and Traders Trust Company. The proceeds of this credit facility were used to fund the cash portion of the purchase price due in the Royal Robbins acquisition and to refinance our then-existing credit facility, including the debt previously incurred with the H.S. Trask acquisition, and to pay related fees and expenses. This credit facility includes three term loans totaling $6.8 million in principal and a revolving credit facility with maximum availability running from $15.0 million during the months of June through the following January to $18.0 million during the months from February through the following May. The aggregate amount that we may borrow under the revolving credit facility at any time is established by a borrowing base formula, which is determined according to our inventory and accounts receivable levels, less a $2.0 million amortized term loan and outstanding letters of credit. The agreement is secured by substantially all of our assets.

      Amounts borrowed under our revolving credit facility bear interest at a rate, as selected by us, equal to LIBOR plus 2.75%, or the prime rate plus .25%, which was 4.0% at March 5, 2004. The weighted average interest rate on the balance of our revolver was 3.78% at March 5, 2004. The term loans bear interest at a rate, as selected by us, equal to LIBOR plus 3.00%, or the prime rate plus .375%. At March 5, 2004, the weighted average interest rate on the term loans was 3.58%.

      Our credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends, create certain liens and make acquisitions. Our credit facility also contains certain financial maintenance covenants, which, among other things, specify capital expenditure limits, a maximum average borrowed funds to EBITDA ratio and current ratios and minimum cash flow coverage ratio and net earnings requirements. In the event we violate any of these covenants, or violate any other provision of our lending arrangement, our credit agreement provides that our lender has the right to accelerate repayment of all amounts outstanding under the agreement and/or to commence foreclosure proceedings on our assets. We were in compliance with all covenants at December 27, 2003 and remain so as of the date of this Annual Report on Form 10-K.

      The outstanding balances for the revolving credit facility and our term loans at March 5, 2004 were $8.0 million and $6.3 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $2.2 million, was approximately $1.0 million at March 5, 2004. Future uses of proceeds of the revolving credit facility are restricted to funding our working capital requirements and capital expenditures.

      The revolving credit facility matures on May 1, 2006. Our $2.3 million term loan is payable in three remaining consecutive $750,000 installments due on the first day of May in each subsequent year. Our $2.7 million term loan is payable in 18 remaining consecutive quarterly installments each in the amount of $150,000, payable on May 1, August 1, November 1 and February 1 of each year. Our $1.5 million term loan is payable in 56 remaining monthly payments of $25,000 due on the first day of each month.

      Cash Flows Provided By Operations. During fiscal 2003 and fiscal 2002, we generated $282,000 and $9.9 million, respectively, in cash flows from operations. The $9.6 million decline in cash flows provided by operations resulted from our payment of settlement expenses relating to the Penobscot dissenting stockholders action and the lack of any carry-over receivables from our divested slipper business. Net cash provided by operating activities for fiscal 2002 was due primarily to the decrease in working capital resulting from the fiscal 2001 divestiture of our slipper brands, including the liquidation of approximately $5.0 million in receivables that we retained when we divested our slipper business. Our fiscal 2003 acquisitions resulted in increases in our in-stock inventory position as well as our trade receivables. In addition, non-capitalized expenses associated with our acquisition activities contributed to the decline in cash provided by operations during fiscal 2003.

      Working capital at the end of fiscal 2003 was approximately $13.4 million, compared to approximately $8.8 million at the end of fiscal 2002. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. The improvement in working capital at the end of fiscal 2003 compared to the end of fiscal 2002 is due primarily to the impact of our fiscal 2003 acquisitions. These acquisitions caused us to increase our short and long term debt and caused increases in our year-end inventory and accounts receivable balances. Our current ratio, the relationship of current assets to current liabilities, decreased to 2.37 at December 27, 2003 from 2.58 at December 31, 2002 due primarily to our fiscal 2003 acquisitions and the dissenting stockholders litigation settlement. Accounts receivable days sales increased from 72 days in 2002 to 76 days in 2003, reflective of extended payment terms, and slower collection activity partially offset by higher consumer direct sales, which are predominantly settled through credit card payments.

      Investing Activities. In fiscal 2003, our cash used in investing activities totaled $7.8 million compared to cash provided by investing activities in fiscal 2002 and fiscal 2001 of $1.3 million and $2.0 million, respectively. During fiscal 2003 most of our cash used in investing activities consisted of the purchase price payments we made for our 2003 acquisitions. Cash provided by investing activities in fiscal 2002 consisted mostly of the $1.6 million in note receivable proceeds we received related to the sale of our slipper brands. Cash provided by investing activities in fiscal 2001 consisted primarily of the $1.5 million in proceeds we received related to the sale of our slipper brands.

      For fiscal 2003, our capital expenditures were $326,000 compared to $309,000 for fiscal 2002. These capital expenditures consisted mostly of furniture, fixtures and computer equipment associated with the relocation of the Company’s headquarters from Maine to California. In addition, we renovated portions of our distribution center in Maine to decrease the amount of office space and increase our warehouse storage capacity. We currently have no material commitments for future capital expenditures. For the current fiscal year we anticipate capital expenditures of approximately $560,000, which will consist generally of new computer hardware and software, a trade show booth and a new roof for our Maine distribution center. The actual amount of capital expenditures for fiscal 2004 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.

      Financing Activities. For fiscal 2003, our net cash provided by financing activities was $7.3 million compared to net cash used of $11.1 million and $2.1 million for fiscal 2002 and fiscal 2001, respectively. The difference resulted primarily from $4.0 million in additional advances under our revolving credit facility and $4.5 million in new term loan proceeds in fiscal 2003, both of which were partially offset by $927,000 in repayments of notes payable and $201,000 in repurchases of common stock. We incurred the additional indebtedness generally to fund the Penobscot litigation settlement and our new acquisitions, including the payment of the cash portion of the purchase price due and to refinance working capital indebtedness of the acquired businesses. This additional indebtedness was provided to us by our bank under our new $24.8 million credit facility described above. In comparison, during fiscal 2002 we used cash flow from operations and note receivable proceeds from the sale of our slipper brands to pay down $8.2 million on our revolving credit facility and a net $2.9 million on our term loans. In fiscal 2001 we used cash flow from operations, proceeds from the sale of our slipper brands and the net cash surplus contributed to our 401(k) plan following termination of the Penobscot pension plan to pay down $4.3 million on our revolving credit facility.

      On August 7, 2003, we acquired the H.S. Trask footwear brand and rights to the Ducks Unlimited footwear brand through the purchase of all the outstanding shares of H.S. Trask & Co., a Bozeman, Montana based men’s footwear company, for an aggregate purchase price of $6.4 million, including $2.9 million in cash, common stock valued at $3.2 million and $300,000 in acquisition related expenses. The value of the 699,980 shares of common shares issued was determined based on the average closing market price of the Company’s common shares over the 3-day period before the terms of the acquisition were agreed to and announced. Concurrent with the acquisition, we entered into an employment agreement which expired on December 31, 2003 and a consulting agreement with Harrison Trask, founder of H.S. Trask & Co., through December 31, 2005. The consulting agreement provides for an annual fee of $90,000, and we received a non-compete agreement from Mr. Trask, which expires December 31, 2005.

      On October 31, 2003, we acquired the Royal Robbins apparel brand through the purchase of all the outstanding shares of Royal Robbins, Inc. a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at approximately $500,000 and $300,000 in acquisition related expenses, plus potential contingent earnout cash payments. The potential contingent earnout payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ending May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. The value of the 71,889 common shares issued was determined based on the average market price of the Company’s common shares over the 10-day trading period ending on the second to last day prior to the closing date of the acquisition. We expect that the earnout payment that is due for the 12 months ended May 31, 2004 and payable on or before June 30, 2004 will be approximately $2.5 million, which we will fund either from operations or our revolving credit facility. However, in accordance with SFAS No. 141, Business Combinations, we recorded a contingent liability in the amount of $1.9 million as of December 27, 2003. See Note 5 to Consolidated Financial Statements. Payments in excess of this amount will result in an increase to the purchase price and goodwill for this acquisition. Concurrent with the acquisition, we entered into a consulting agreement with Dan Costa, former chief executive officer and previous controlling stockholder of Royal Robbins, Inc., through October 31, 2005, which provides for an annual fee of $150,000, and we received a non-compete agreement from Mr. Costa, which expires October 31, 2008.

      Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. We have historically financed acquisitions with borrowings, cash flows from operations, issuances of our stock and in our last acquisition through deferred contingent earnout payments. In the future, we may further increase our indebtedness to finance additional acquisitions. To the extent future acquisitions, if any, are financed by additional indebtedness, the resulting increase in debt and interest expense could have a negative impact on liquidity. In May 2002, our board of directors authorized us to repurchase shares of our outstanding common stock in the open market or privately negotiated transactions from time to time. We repurchased 8,000 and zero shares during fiscal 2003 and fiscal 2002, respectively, under this program at a total cost of $27,000. This program has been terminated. Our board of directors has authorized us to repurchase, and from time to time we have repurchased, shares in private transactions from our 401(k) plan upon the election of the plan participant. During 2003, we repurchased 49,833 shares from the 401(k) plan at a total cost of $174,000. We place repurchased shares in treasury and they are subsequently retired.

      Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, of approximately $1.0 million at March 5, 2004, will be sufficient for the foreseeable future to fund operations, meet debt service requirements and fund capital expenditures other than future acquisitions.

      Additional financing will have to be obtained for any future acquisitions that we may make. We expect this financing to be a combination of seller financing, cash from operations, borrowings under our financing facilities and/or issuances of additional equity or debt securities. Seller financing depends upon the sellers’ willingness to accept our shares as part of the consideration for an acquisition and our willingness to issue our common shares, which will be impacted by the market value of our common shares. If seller financing is not available, we may be required to use cash from operations, borrowings under our financing facilities and/or issuances of additional equity or debt securities. Using cash from operations to finance acquisitions would reduce the funds we have available for other corporate purposes. Additional borrowings would increase interest expense and may require us to commit to additional covenants that further limit our financial and operational flexibility.

Inflation

      We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Contractual Obligations

      The following table summarizes our contractual obligations at December 27, 2003 and the effects we expect such obligations to have on liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$12,082	$1,661	$8,792	$1,629	—
Operating leases	1,052	484	349	219	—
Potential earnout payments(1)	$5,000	$2,500	$2,500	—	—

(1)	In connection with our acquisition of Royal Robbins, we agreed to pay as part of the purchase price potential earnout cash payments equal to 25% of the gross profit of the Royal Robbins product lines for the 12-month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. The $5.0 million represents management’s current estimate of the potential earnout cash payments the Company may be required to pay. Actual payments may vary from these estimated amounts.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements other than operating leases. See “Contractual Obligations” above. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Related Party Transactions

      In connection with bank financing, the Company has in the past required the guaranties of Riedman Corporation. In consideration therefor, the Board of Directors (Mr. Riedman abstaining) granted Riedman Corporation three options to purchase the Company’s common stock. The first was granted on July 17, 1997 to purchase 50,000 shares at an exercise price of $2.38 per share, the market price. The second and third were for 100,000 shares each. The second was granted on September 1, 1999 and has an exercise price of $2.38 per share, $1.00 per share more than the market price on that date. The third was granted on January 19, 2001 and has an exercise price of $1.88 per share, the market price on that date. Each option is for 10 years.

      In order to assist the Company with its working capital requirements, Mr. Riedman loaned the Company $750,000 on April 11, 2001. The note evidencing the indebtedness was due in one year and was convertible into 407,608 shares of common stock at $1.84, the market price of the stock on that date. (Mr. Riedman exercised his conversion right.) At the same time, Mr. Riedman was granted an option to purchase 50,000 shares for 10 years at $1.84 per share. The Company’s continuing cash requirements necessitated an increase in the Company’s bank line and on June 1, 2001 Mr. Riedman guaranteed a portion thereof for which he was granted an option to purchase 100,000 shares for 10 years at $1.75 per share, the market price of the stock on that date.

Critical Accounting Policies

      Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including those related to bad debts, inventories, intangible assets, income taxes, and contingencies and litigation, on an ongoing basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances. These assumptions form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies and the related estimates and assumptions discussed below are among those most important to an understanding of our consolidated financial statements.

      Accounts receivable. We maintain allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, and any claims customers may have for merchandise. We initially record a provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, our management considers the age of the accounts receivable, our historical write-offs, the credit-worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our clients were to deteriorate, affecting their ability to make payments, additional provisions for doubtful accounts may be required. At December 27, 2003, our gross trade accounts receivable balance was $9.1 million and our allowance for doubtful accounts was $1.0 million.

      Inventory. We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 27, 2003, inventories were $13.6 million and our inventory obsolescence reserve was $878,000. Our use of different estimates and assumptions could produce different financial results. For example, if we had assumed a 10.0% reduction in our estimated selling prices, our inventory obsolescence reserve at December 27, 2003 would have increased by $110,000 to $988,000.

      Business Combinations. Acquisitions require significant estimates and judgments related to the fair value of assets acquired and liabilities assumed to which the transaction costs are allocated under the purchase method of accounting. Certain liabilities are subjective in nature. We reflect such liabilities based upon the most recent information available. The ultimate settlement of such liabilities may be for amounts that are different from the amounts initially recorded. A significant amount of judgment also is involved in determining the fair value of assets acquired. Different assumptions could yield materially different results.

      Goodwill and Intangible Assets. Certain of our identifiable intangible assets, including non-compete agreements and customer lists, are being amortized on the straight-line method over their estimated useful lives, which range from 2 to 13 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Among other considerations, we consider the following factors:

•	the assets’ ability to continue to generate income from operations and positive cash flow in future periods;

•	our future plans regarding utilization of the assets;

•	changes in legal ownership of rights to the assets; and

•	changes in consumer demand or acceptance of the related brand names, products or features associated with the assets.

      If we consider the assets to be impaired, we recognize an impairment loss equal to the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. In addition, as it relates to long-lived assets, we base the useful lives and related amortization or depreciation expenses on the estimate of the period that the assets will generate sales or otherwise be used by us. At December 27, 2003, we had goodwill and other intangible assets of $10.8 million. The Company determined that there was no impairment of goodwill to be recorded during the years ended December 27, 2003 or December 31, 2002.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial position or results from operations.

      Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard did not have a material impact on our consolidated financial position or results from operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial position or results from operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results from operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial position or results from operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are included in the notes to our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was revised December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after March 15, 2004. The application of this Interpretation did not have a material effect on our consolidated financial statements.

      In May 2003, FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 27, 2003, we had $12.1 million in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $121,000 impact on income (loss) before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

      In the normal course of business and consistent with established policies and procedures we use the necessary financial instruments to manage the fluctuations in interest rates. The Company does not have any foreign currency risk.

Item 8.	Financial Statements and Supplemental Data

Summarized Quarterly Data (Unaudited)

	Fiscal Year 2003 Quarters

	1st	2nd	3rd	4th	Total

	(In thousands, except per share data)
Net sales	$9,207	$7,552	$11,002	$11,316	$39,077
Gross Profit	$4,020	$3,187	$4,539	$4,874	$16,620
Net income (loss)	$375	$(688)	$1,146	$108	$941
Earnings (loss) per Common Share:(1)
Basic	$0.10	$(0.19)	$0.28	$0.02	$0.24
Diluted	$0.10	$(0.19)	$0.26	$0.02	$0.22

	Fiscal Year 2002 Quarters

	1st	2nd	3rd	4th	Total

	(In thousands, except per share data)
Net sales	$10,793	$8,446	$9,521	$7,401	$36,161
Gross Profit	$3,832	$3,083	$3,818	$3,031	$13,764
Net income	$605	$343	$551	$204	$1,703
Earnings per Common Share:(1)
Basic	$0.20	$0.10	$0.16	$0.06	$0.50
Diluted	$0.17	$0.09	$0.14	$0.06	$0.45

(1)	Earnings per share are computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

      Management of Phoenix Footwear Group, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with the generally accepted accounting principles we considered appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

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

Item 9A.	Controls and Procedures

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is included under “Election of Directors” and “Executive Officers of the Company,” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2003, pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by Item 402 of Regulation S-K regarding executive compensation is included under “Election of Directors” and “Executive Officers of the Company,” and “Performance Graph” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2003, pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Items 201(d) and 403 of Regulation S-K regarding equity compensation and security ownership, respectively, is included under “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 404 of Regulation S-K regarding certain relationships and related transactions is included under “Certain Relationships and Transactions” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2003, pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      The information required under Item 14 is included under “Financial Matters with Deloitte & Touche LLP” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2003, pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedule, and Reports on Form 8-K

      (a) Exhibits — Financial Statements; Financial Statements Schedules and Exhibits

(1) Financial Statements:

1. Independent Auditors’ Report
2. Consolidated Balance Sheets
3. Consolidated Statements of Operations
4. Consolidated Statements of Stockholders’ Equity
5. Consolidated Statements of Cash Flows

(2) Financial Statement Schedules (See (c) below)

(3) Exhibits:

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)
2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)
3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774)).
3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774)).
3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309)).
10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774)).
10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).
10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999
10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000
10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001.
10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).
10.8	Employment Agreement by and between Phoenix Footwear Group, Inc. and Greg A. Tunney dated September 1, 2001.
10.9	Amendment No. 1 to the Employment Agreement by and between Phoenix Footwear Group, Inc. and Greg A. Tunney dated September 1, 2001
10.10	Non-Competition and Non-Disclosure Agreement between Harrison S. Trask and H.S. Trask & Co., dated August 6, 2003 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 12, 2003 (SEC File No. 001-31309))
10.11	Employment and Consulting Agreement between Harrison S. Trask and H.S. Trask & Co., dated August 6, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 12, 2003 (SEC File No. 001-31309))
10.12	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003
10.13	Second Amended and Restated Revolving Credit and Term Loan Agreement By and Between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated October 30, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated November 12, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)
10.14	Noncompetition and Confidentiality Agreement between Phoenix Footwear Group, Inc., Royal Robbins, Inc. and Dan J. Costa entered into as of October 31, 2003 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 12, 2003 (SEC File No. 001-31309))
10.15	Consulting Agreement dated October 31, 2003 between Royal Robbins, Inc. and Dan J. Costa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 13, 2003 (SEC file No. 001-31309))
10.16	Employment Agreement by and between Phoenix Footwear Group, Inc. and Francisco Morales dated October 31, 2003
10.17	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004
14	Code of Ethics
21.1	Subsidiaries of Registrant. Penobscot Shoe Company, Royal Robbins, Inc. and H.S. Trask & Co., Inc.
23.1	Consent of Deloitte & Touche LLP
24 .	Power of Attorney.
31.1	Certification of James R. Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

1) On November 5, 2003, the Company filed a report on Form 8-K announcing that on October 31, 2003 the Company acquired all of the outstanding capital stock of Royal Robbins, Inc., a privately held California-based casual and outdoor apparel brand.

2) On October 24, 2003, the Company filed a report on Form 8-K announcing the signing of a definitive stock purchase agreement to acquire all of the outstanding capital stock of Royal Robbins, Inc.

3) On October 22, 2003, the Company filed a report on Form 8-K announcing the Company’s results of operations for the three and nine month periods ended September 27, 2003.

4) On March 26, 2004, the Company filed a report on Form 8-K/A amending and restating the report filed on February 13, 2004, furnishing the Company’s results of operations for the three month period and year ended December 27, 2003.

      (c) Financial Statement Schedules for the years ended December 27, 2003, December 31, 2002 and 2001 are as follows:

1) Consolidated Valuation and Qualifying Accounts (Schedule II)

2) Other Financial Statement Schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

SCHEDULE II     CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 27, 2003, December 31, 2002 and 2001

			Valuation
	Allowance for	Reserve for	Allowance for
	Doubtful	Obsolete	Deferred Tax
Period	Accounts	Inventory	Assets

	(In thousands)
Balance, December 31, 2000	$2,249	$1,862	$707
Provision	2,677	1,705	—
Write-off, disposal, costs and other	(3,458)	(2,826)	(647)

Balance, December 31, 2001	$1,468	$741	$60
Provision	1,327	1,814	—
Write-off, disposal, costs and other	(2,316)	(2,071)	(60)

Balance, December 31, 2002	$479	$484	—

Provision	738	883	—
Write-off, disposal, costs and other	(191)	(489)	—

Balance, December 27, 2003	$1,026	$878	—

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/s/ JAMES R. RIEDMAN

James R. Riedman,
Chairman and C.E.O.

By:	/s/ KENNETH WOLF

Kenneth Wolf,
Chief Financial Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. RIEDMAN James R. Riedman	Chairman and C.E.O.	March 26, 2004

/s/ KENNETH WOLF Kenneth Wolf	Chief Financial Officer	March 26, 2004

/s/ EDWARD BLOOMBERG* Edward Bloomberg	Director	March 26, 2004

/s/ STEVEN DEPERRIOR* Steven DePerrior	Director	March 26, 2004

/s/ GREGORY HARDEN* Gregory Harden	Director	March 26, 2004

/s/ WILHELM PFANDER* Wilhelm Pfander	Director and Senior VP of Sourcing	March 26, 2004

/s/ JOHN KRATZER* John Kratzer	Director	March 26, 2004

/s/ GARY PFLUGFELDER* Gary Pflugfelder	Director	March 26, 2004

/s/ GREG A. TUNNEY* Greg A. Tunney	Director and President and C.O.O.	March 26, 2004

*	Signed by James R. Riedman pursuant to Power of Attorney in Item 15(a)24 above.

PHOENIX FOOTWEAR GROUP, INC.

Consolidated Financial Statements as of December 27, 2003 and December 31, 2002, and

for Each of the Three Years in the Period Ended December 27, 2003 and
Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.

Carlsbad, California.

      We have audited the accompanying consolidated balance sheets of Phoenix Footwear Group, Inc. and subsidiary as of December 27, 2003 and December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phoenix Footwear Group, Inc. and subsidiary as of December 27, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

San Diego, CA

February 6, 2004

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 27, 2003 AND DECEMBER 31, 2002

	2003	2002

CURRENT ASSETS:
Cash	$1,058,000	$1,265,000
Accounts receivable (less allowances of $1,026,000 in 2003 and $479,000 in 2002)	8,083,000	5,679,000
Inventories — net	12,717,000	6,662,000
Other receivable	530,000	316,000
Other current assets	803,000	185,000
Deferred income tax asset	—	297,000

Total current assets	23,191,000	14,404,000
PLANT AND EQUIPMENT — Net	1,623,000	1,499,000
OTHER ASSETS:
Other assets — net	115,000	158,000
Goodwill	5,178,000	1,645,000
Unamortizable intangibles	3,820,000	—
Intangible assets, net	1,766,000	—
Other receivable	718,000	1,248,000

Total other assets	11,597,000	3,051,000

TOTAL ASSETS	$36,411,000	$18,954,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,782,000	$1,872,000
Accrued expenses	1,077,000	1,164,000
Contingent liability	1,942,000	—
Notes payable — current	1,661,000	750,000
Liability to former stockholders	—	1,806,000
Deferred income tax	195,000	—
Income taxes payable	111,000	—

Total current liabilities	9,768,000	5,592,000
OTHER LIABILITIES:
Notes payable — noncurrent	4,941,000	2,250,000
Notes payable — line of credit	5,480,000	—
Deferred income tax liability	1,235,000	1,000,000

Total other liabilities	11,656,000	3,250,000

Total liabilities	21,424,000	8,842,000
Commitments and contingencies (Note 3)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 5,061,000 and 4,588,000 shares issued in 2003 and 2002, respectively	51,000	46,000
Additional paid-in-capital	11,190,000	8,081,000
Retained earnings	5,320,000	4,379,000

	16,561,000	12,506,000
Less: Treasury stock at cost, 603,000 and 998,000 shares in 2003 and 2002, respectively	(1,574,000)	(2,394,000)

Total stockholders’ equity	14,987,000	10,112,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,411,000	$18,954,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 27, 2003 AND DECEMBER 31, 2002 AND 2001

	2003	2002	2001

NET SALES	$39,077,000	$36,161,000	$46,851,000
COST OF GOODS SOLD	22,457,000	22,397,000	31,439,000

GROSS PROFIT	16,620,000	13,764,000	15,412,000

OPERATING EXPENSES:
Selling, general and administrative expenses	12,696,000	9,661,000	11,917,000
Other expense — net	1,377,000	442,000	375,000

Total operating expenses	14,073,000	10,103,000	12,292,000

OPERATING INCOME	2,547,000	3,661,000	3,120,000
INTEREST EXPENSE	620,000	751,000	1,683,000

EARNINGS BEFORE INCOME TAXES	1,927,000	2,910,000	1,437,000
INCOME TAX EXPENSE	986,000	1,207,000	67,000

NET EARNINGS	$941,000	$1,703,000	$1,370,000

NET EARNINGS PER SHARE:
Basic	$0.24	$0.50	$0.44

Diluted	$0.22	$0.45	$0.41

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 27, 2003 AND DECEMBER 31, 2002 AND 2001

	Common Stock		Additional		Treasury Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE — January 1, 2001	3,398,000	$4,246,000	$816,000	$1,306,000	(242,000)	$(470,000)	$5,898,000
Issuance of common stock	782,000	978,000	1,037,000				2,015,000
Unallocated shares held in the Company sponsored defined contribution plan					(782,000)	(2,015,000)	(2,015,000)
Purchases of treasury stock					(24,000)	(52,000)	(52,000)
Issuance of common stock options in consideration for debt and debt guarantees			236,000				236,000
Net earnings — 2001				1,370,000			1,370,000

BALANCE — December 31, 2001	4,180,000	5,224,000	2,089,000	2,676,000	(1,048,000)	(2,537,000)	7,452,000
Issuance of common stock	408,000	511,000	244,000				755,000
Purchases of treasury stock					(20,000)	(35,000)	(35,000)
Allocation of shares in Company sponsored defined contribution plan			59,000		70,000	178,000	237,000
Effect of change in par value		(5,689,000)	5,689,000
Net earnings — 2002				1,703,000			1,703,000

BALANCE — December 31, 2002	4,588,000	46,000	8,081,000	4,379,000	(998,000)	(2,394,000)	10,112,000
Issuance of common stock	35,000		34,000				34,000
Purchases of treasury stock					(58,000)	(201,000)	(201,000)
Allocation of shares in Company sponsored defined contribution plan			97,000		119,000	305,000	402,000
Retirement of treasury stock	(334,000)	(3,000)	(713,000)		334,000	716,000
Issuance of common stock in connection with acquisitions	772,000	8,000	3,691,000				3,699,000
Net earnings — 2003				941,000			941,000

BALANCE — December 27, 2003	5,061,000	$51,000	$11,190,000	$5,320,000	(603,000)	$(1,574,000)	$14,987,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 27, 2003 AND DECEMBER 31, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$941,000	$1,703,000	$1,370,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	317,000	266,000	710,000
Provision for losses on accounts receivable	252,000	142,000	517,000
Write-off of non-trade receivable	163,000	—	—
Allocation of shares in defined contribution plan	402,000	237,000	—
Loss on impairment of assets	—	338,000	—
Loss on pension plan termination, net of excise tax	—	—	1,357,000
Noncash debt issuance expense	—	—	49,000
Loss (Gain) on sale of property and equipment	8,000	—	(142,000)
Gain on sale of slipper brands	—	—	(1,196,000)
Changes in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in:
Accounts receivable	1,288,000	2,376,000	5,887,000
Inventories	(2,272,000)	3,791,000	1,026,000
Other receivable	300,000	129,000	—
Other current assets	(1,204,000)	19,000	(10,000)
Other noncurrent assets	48,000	—	9,000
Deferred income tax asset/liability	727,000	699,000	46,000
Prepaid pension	—	—	(124,000)
Increase (decrease) in:
Accounts payable	2,435,000	286,000	(7,572,000)
Accrued expenses	(1,428,000)	(99,000)	210,000
Liability to former stockholders	(1,806,000)	—	—
Income taxes payable	111,000	—	(883,000)

Net cash provided by operating activities	282,000	9,887,000	1,254,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(326,000)	(309,000)	(18,000)
Proceeds from disposal of property and equipment	457,000	76,000	212,000
Proceeds from other receivable	—	1,578,000	—
Proceeds from pension plan termination, net	—	—	362,000
Proceeds from sale of slipper brands	—	—	1,485,000
Acquisitions, net of cash acquired	(7,925,000)	—	—

Net cash provided (used) by investing activities	(7,794,000)	1,345,000	2,041,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on note payable — line of credit	3,979,000	(8,200,000)	(4,300,000)
Proceeds from notes payable	4,500,000	2,728,000	3,850,000
Repayments of notes payable	(927,000)	(5,607,000)	(3,648,000)
Issuance of common stock	34,000	5,000	2,015,000
Purchases of treasury stock	(201,000)	(35,000)	(52,000)
Debt issuance and other costs	(80,000)	(19,000)	—

Net cash provided (used) by financing activities	7,305,000	(11,128,000)	(2,135,000)

NET INCREASE (DECREASE) IN CASH	(207,000)	104,000	1,160,000
CASH — Beginning of year	1,265,000	1,161,000	1,000

CASH — End of year	$1,058,000	$1,265,000	$1,161,000

(Continued)

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

YEARS ENDED DECEMBER 27, 2003 AND DECEMBER 31, 2002 AND 2001

	2003	2002	2001

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$862,000	$540,000	$1,605,000

Income taxes	$565,000	$567,000	$901,000

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
YEARS ENDED DECEMBER 27, 2003 AND DECEMBER 31, 2002 AND 2001

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS — Phoenix Footwear Group, Inc. (the “Company”) is engaged primarily in the import and sale of men’s and women’s leisure footwear and apparel. Sales are made principally to retailers in the United States. During 2002 the Company changed its name from Daniel Green Company to Phoenix Footwear Group, Inc.

      The Company acquired H.S. Trask & Co. (“Trask”) on August 7, 2003 through the purchase of all the outstanding shares of Trask, a Bozeman, Montana based footwear company, for an aggregate purchase price of $6.4 million, including $2.9 million in cash, 699,980 shares of common stock valued at $3.2 million and $300,000 in acquisition related expenses. Trask is a provider of men’s dress and casual footwear. On October 31, 2003 the Company acquired Royal Robbins, Inc. (“Robbins”) through the purchase of all the outstanding shares of Robbins, a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $300,000 in acquisition related expenses, plus potential contingent earnout cash payments. The potential contingent earnout payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. Robbins is engaged in the import and sale of casual and outdoor apparel. The results of Trask’s and Robbins’ operations have been included in the consolidated financial statements since the date of their respective acquisitions (see Note 5).

      On December 28, 2001, the Company sold its Daniel Green and L.B. Evans slipper brands to an unrelated third party for approximately $4.8 million. The recorded value of the net assets sold was approximately $3.6 million which included inventory, related other assets and a related liability. The sale price includes guaranteed, minimum royalty payments at a present value at the date of sale of approximately $1.7 million. At December 27, 2003, the balance due to the Company for the minimum royalty totaled approximately $1.2 million of which $530,000 is classified as a current other receivable in the accompanying 2003 consolidated balance sheet. The remaining balance of $718,000, which is to be received over the next two fiscal years, is included as a noncurrent other receivable in the accompanying 2003 consolidated balance sheet. The Company also recorded a note receivable at the date of sale for approximately $1.6 million which was paid in 2002. This transaction resulted in a gain of approximately $1.2 million which is included within the account classification entitled other expense, net in the accompanying 2001 consolidated statement of operations (see Note 10).

      On March 30, 2000, the Company purchased all of the outstanding shares of Penobscot Shoe Company (“Penobscot”) from Riedman Corporation, a related party, for approximately $18.2 million including direct costs of the acquisition. Penobscot was also engaged in the import and sale of footwear. The acquisition of Penobscot has been accounted for under the purchase method of accounting and accordingly, the operating results of Penobscot have been included in the Company’s consolidated financial statements since the date of acquisition. The allocation of the purchase price to the fair market value of assets and liabilities acquired was finalized in 2001 and totaled approximately $20.4 million and $4.0 million respectively. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired (“goodwill”) was approximately $1.9 million.

      STOCK SPLIT — On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these consolidated financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      PRINCIPLES OF CONSOLIDATION — The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co. and Royal Robbins, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

      ACCOUNTING PERIOD — Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st.

      ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVENTORIES, net — Inventories are stated at the lower of cost or market net of reserve for obsolescence. Cost is determined on a first-in, first-out basis. Inventories consist of finished goods. The reserve for obsolete inventory was $878,000 and $484,000 as of December 27, 2003 and December 31, 2002, respectively.

      PLANT AND EQUIPMENT, net — Plant and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred. Replacements of significant items and major renewals and betterments are capitalized. Depreciation is computed using estimated useful lives under the straight-line method as follows:

Buildings	20 years
Machinery and equipment	10 years
Computers	4 years
Vehicles	4 years
Furniture and fixtures	8 years

      OTHER ASSETS — Other assets consist primarily of deferred financing costs as of December 27, 2003 and December 31, 2002 which are being amortized over the term of the related debt instruments. Accumulated amortization as of December 27, 2003 and December 31, 2002 totaled $528,000 and $442,000, respectively.

      GOODWILL — Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the years ended December 27, 2003 or December 31, 2002.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Actual results of operations for each of the three years in the period ended December 27, 2003 and as-adjusted results of operations for 2002 and 2001 had the nonamortization provisions of SFAS No. 142 been applied in those periods are as follows:

	2003	2002	2001

Net earnings:
As reported	$941,000	$1,703,000	$1,370,000
Goodwill amortization	—	—	204,000

As-adjusted	$941,000	$1,703,000	$1,574,000

Basic earnings per share:
As reported	$0.24	$0.50	$0.44
As-adjusted	$0.24	$0.50	$0.50
Diluted earnings per share:
As reported	$0.22	$0.45	$0.41
As-adjusted	$0.22	$0.45	$0.48

      ASSET IMPAIRMENTS — Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value. The Company recorded an impairment loss of $84,000 during 2002 related to a property held for sale. This item are included within the account classification entitled other expense, net in the accompanying 2002 consolidated statement of operations (see Note 10).

      REVENUE RECOGNITION — Revenues are recognized when products are shipped as all risk of loss transfers to the Company’s customer upon shipment. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded.

      SHIPPING AND HANDLING FEES AND COSTS — Amounts billed to customers related to shipping and handling are included in net sales. Related costs incurred are included in cost of goods sold.

      RESEARCH AND DEVELOPMENT COSTS — Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $556,000 in 2003, $315,000 in 2002 and $229,000 in 2001 and are included in selling, general and administrative.

      INCOME TAXES — Income taxes are provided on the earnings in the consolidated financial statements. Deferred income taxes are provided to reflect the impact of “temporary differences” between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

      PER SHARE DATA — In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 603,000 shares as of December 27, 2003, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation is occurring over a seven year period which commenced in 2002 (See Note 4). Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

	2003	2002	2001

Basic net earnings per share:
Net earnings	$941,000	$1,703,000	$1,370,000
Weighted average common shares outstanding	3,963,000	3,418,000	3,138,000
Basic net earnings per share	$0.24	$0.50	$0.44

Diluted net earnings per share:
Net earnings	$941,000	$1,703,000	$1,370,000
Interest on convertible debt	—	17,000	59,000

Net earnings and effect of assumed conversions	$941,000	$1,720,000	$1,429,000

Weighted average common shares outstanding	3,963,000	3,418,000	3,138,000
Effect of stock options outstanding	387,000	262,000	2,000
Effect of convertible debt	—	102,000	304,000

Weighted average common and potential common shares outstanding	4,350,000	3,782,000	3,444,000

Diluted net earnings per share	$0.22	$0.45	$0.41

      Options to purchase shares of common stock which totaled 200,000, 177,500, and 146,240 in 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

      CONCENTRATION OF CREDIT RISK — Financial instruments that potentially subject the Company to credit risks consist primarily of accounts receivable and other receivables. Companies in the retail industry comprise a significant portion of the accounts receivable balance; collateral is not required. The Company monitors its exposure for credit losses on all receivables and maintains allowances for anticipated losses. Two of our largest customers in the aggregate constituted 20% and 21% of trade accounts receivable outstanding at December 27, 2003 and December 31, 2002, respectively. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

      FAIR VALUE OF FINANCIAL INSTRUMENTS — The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the short-term nature of the instruments. The fair value of long-term debt instruments approximates their recorded values primarily due to interest rates approximating current rates available for similar instruments.

      STOCK-BASED COMPENSATION — In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted in

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those standards, the Company has elected to continue to follow recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock-based compensation. No employee stock-based compensation expense was recorded for the years ended December 27, 2003 and December 31, 2002, and 2001.

      Pro forma information regarding the Company’s net earnings and related per share amounts as required by SFAS No. 123 and SFAS No. 148 are as follows:

	2003	2002	2001

Net earnings:
As reported	$941,000	$1,703,000	$1,370,000
Pro forma	$518,000	$1,463,000	$1,339,000
Basic net earnings per share:
As reported	$0.24	$0.50	$0.44
Pro forma	$0.13	$0.43	$0.43
Diluted net earnings per share:
As reported	$0.22	$0.45	$0.41
Pro forma	$0.12	$0.39	$0.41

      SEGMENTS — The Company operates in one financial reporting segment, footwear and apparel. In addition, the Company’s internal reporting does not make it practicable to provide information on net sales earned from different styles of footwear and apparel or from different geographic locations. Long-lived assets are entirely located in the United States. Sales to one customer in 2003 totaled approximately $4.3 million or 11% of the Company’s net sales in 2003. Sales to one customer in 2002 totaled approximately $4.3 million or 12% of the Company’s net sales in 2002. Sales to one customer in 2001 totaled approximately $5.2 million or 11% of the Company’s net sales in 2001. Ten major customers represented approximately 39% and 34% of net sales in 2003 and 2002, respectively; most of these same customers represented 38% of net sales in 2001. Due to the uncertain nature of the retail industry, the loss of any one or more of these customers could have a material adverse effect on the Company’s business.

      RECLASSIFICATIONS — Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the classifications used in 2003.

2.	PLANT AND EQUIPMENT, net

      Plant and Equipment as of December 27 and December 31, respectively, consisted of the following:

	2003	2002

Land and buildings	$688,000	$1,215,000
Machinery, furniture and equipment	560,000	313,000
Leasehold improvements	211,000	—
Computers	1,034,000	703,000
Vehicles	76,000	47,000

	2,569,000	2,278,000
Less accumulated depreciation	946,000	779,000

Plant and equipment — net	$1,623,000	$1,499,000

      Depreciation expense for the years ended December 27, 2003, December 31, 2002 and 2001 totaled $259,000, $153,000 and $246,000, respectively.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	COMMITMENTS AND CONTINGENCIES

      The Company leases office facilities under operating lease agreements which expire through December 2006:

Future minimum commitments under the lease agreements are as follows:

Year ending December:
2004	$484,000
2005	349,000
2006	219,000

$1,052,000

      Total rent expense for the year ended December 27, 2003 was $231,000 and was zero for the years ended December 31, 2002 and 2001.

4.	BENEFIT PLANS

     DEFINED BENEFIT PENSION PLAN

      During 2001, the Company completed the termination of the Penobscot defined benefit pension plan. On the date of termination, the surplus from the plan totaling $2.4 million was less than the carrying value of the prepaid pension cost asset of $3.7 million, resulting in a loss of $1.4 million. The loss was increased by an excise tax totaling $357,000, which resulted in a total loss on this transaction totaling $1.7 million. This amount is included within the account classification entitled other expense, net in the 2001 consolidated statement of operations (see Note 10).

      The Plan covered substantially all employees and it was the Company’s policy to fund retirement costs as accrued. The net pension income for 2001 included the following components:

2001

Interest cost	$(106,000)
Actual return on plan assets	237,000
Amortization of loss	(7,000)

Net pension income	$124,000

     DEFINED CONTRIBUTION PLAN

      The Company has a defined contribution 401(k) savings plan (“the Plan”) covering substantially all employees of the Company. Following the termination of the defined benefit pension plan, the net cash surplus of $2.0 million was contributed to the Plan. Subsequently, the Plan acquired 782,000 shares of the Company’s common stock at a price per share of $2.58, which was based on an independent appraisal. The unallocated shares in the Plan have been classified as treasury stock in stockholders’ equity. Compensation expense is recognized as the shares are allocated to the participants which is expected to occur over a seven-year period which began in 2002. The amount allocated to participants during the years ended December 27, 2003 and December 31, 2002 was $402,000 (119,000 shares) and $237,000 (70,000 shares), respectively. In addition, the Company’s matching contribution to the Plan totaled $24,000, $59,000, and $27,000 in 2003, 2002 and 2001, respectively. The Company terminated the matching contribution during 2003.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACQUISITIONS

      On August 7, 2003, we acquired the H.S. Trask footwear brand and rights to the Ducks Unlimited footwear brand through the purchase of all the outstanding shares of H.S. Trask & Co., a Bozeman, Montana based men’s footwear company, for an aggregate purchase price of $6.4 million, including $2.9 million in cash, 699,980 shares of common stock valued at $3.2 million and $300,000 in acquisition related expenses. The value of the 699,980 shares of common shares issued was determined based on the average closing market price of the Company’s common shares over the 3-day period before the terms of the acquisition were agreed to and announced. The results of Trask’s operations have been included in the consolidated financial statements since that date. Trask is a provider of men’s dress and casual footwear and the acquisition allows the Company to compete in the men’s casual footwear market.

      The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at August 7, 2003, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$4,320,000
Property, plant and equipment	15,000
Intangible assets, subject to amortization	794,000
Goodwill and unamortizable intangibles	3,804,000

Total assets acquired	8,933,000
Current liabilities	(2,522,000)

Net assets acquired	$6,411,000

      Of the $4.6 million of acquired goodwill and intangible assets, $1.2 million was preliminarily allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $794,000 which are subject to amortization have a weighted-average useful life of approximately 9 years. The intangible assets subject to amortization include wholesale customer list of $700,000 (ten year weighted-average useful life), retail customer list of $46,000 (five year weighted-average useful life), non-compete agreement of $23,000 (two year weighted-average useful life) and website of $25,000 (five year weighted-average useful life).

      On October 31, 2003, we acquired the Royal Robbins apparel brand through the purchase of all the outstanding shares of Royal Robbins, Inc. a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $300,000 in acquisition related expenses, plus potential contingent earnout cash payments. The potential contingent earnout payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. The value of the 71,889 common shares issued was determined based on the average market price of the Company’s common shares over the 10-day trading period ending on the second to last day prior to the closing date of the acquisition. Robbins is engaged in the import and sale of casual and outdoor apparel.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at October 31, 2003, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$4,449,000
Property, plant and equipment	513,000
Other assets	6,000
Intangible assets, subject to amortization	1,031,000
Goodwill and unamortizable intangibles	3,548,000

Total assets acquired	9,547,000
Current liabilities	(825,000)
Contingent liability	(1,942,000)

Net assets acquired	$6,780,000

      Of the $4.6 million of acquired goodwill and intangible assets, $2.6 million was preliminarily allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $1.0 million which are subject to amortization have a weighted-average useful life of approximately 11 years. The intangible assets subject to amortization include wholesale customer list of $766,000 (thirteen year weighted-average useful life), non-compete agreement of $250,000 (five year weighted-average useful life) and website of $15,000 (five year weighted-average useful life). SFAS No. 141, Business Combinations, requires the Company to record $1.9 million of contingent liability which reflects the potential payments the Company may be required to make in connection with the earnout. Amounts greater or less than the contingent liability recorded will result in an adjustment to goodwill.

      The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Trask and Robbins had occurred on January 1, 2001.

	2003	2002	2001

Pro forma net sales	$58,808,000	$61,390,000	$73,618,000

Pro forma net income	$1,468,000	$1,018,000	$780,000

Basic Pro forma net income per share	$0.33	$0.24	$0.20

Diluted Pro forma net income per share	$0.30	$0.22	$0.19

6.	DEBT

      LONG TERM DEBT — LESS CURRENT INSTALLMENTS — The Company has a loan agreement which consists of a revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The maximum credit amount under the revolver is $15.0 million during the months of June through the following January and $18.0 million during the months from February through the following May, reduced by a $2.0 million amortized term loan and outstanding letters of credit. The revolver expires on May 1, 2006 and has an interest rate of LIBOR plus 275 basis points (LIBOR with a 90 day maturity was 1.17% on December 27, 2003) or the prime rate plus .25% (prime was 4.0% at December 27, 2003). Effective June 30, 2004, the interest rate ranges from LIBOR plus 175 to 300 basis points depending on the level of the Company’s debt to earnings ratio. The revolver is secured by accounts receivable, inventory and equipment. The term loans, which are subject to similar interest rate changes as the revolver, are payable through 2008 and are also secured by accounts receivable, inventory

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and equipment. The balance owed under the Company’s revolving line of credit as of December 27, 2003 and December 31, 2002 totaled $5.5 million and $-0-, respectively.

      The Company had a note payable to a major stockholder which was converted at the stockholder’s option into 407,608 shares of the Company’s common stock in 2002.

      Long-term debt as of December 27, 2003 and December 31, 2002 consisted of the following:

	2003	2002

Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	$5,000,000	$—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	480,000	—
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	2,250,000	3,000,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	2,850,000	—
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	1,475,000	—
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	21,000	—
Note payable to financial institution; collateralized by vehicle; interest at 4.9%; principal payable $574 monthly; remaining principal balance due May 2004	3,000	—
Note payable to financial institution; collateralized by vehicle; interest at 6.9%; principal payable $551 monthly; remaining principal balance due May 2004	3,000	—

	12,082,000	3,000,000
Less: current portion	1,661,000	750,000

Noncurrent portion	$10,421,000	$2,250,000

      The aggregate principal payments of notes payable are as follows:

2004	$1,661,000
2005	1,656,000
2006	7,136,000
2007	903,000
2008	726,000

Total	$12,082,000

      The line of credit and the note payable to bank contain certain financial covenants relative to average borrowed funds to earnings ratio, net income, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is prohibited unless a written consent from the lender is received.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES

      Income tax expense consists of:

	2003	2002	2001

Current:
Federal	$477,000	$440,000	$8,000
State	172,000	68,000	13,000

	649,000	508,000	21,000

Deferred:
Federal	185,000	609,000	40,000
State	152,000	90,000	6,000

	337,000	699,000	46,000

Total	$986,000	$1,207,000	$67,000

      The difference between tax computed at the statutory federal income tax rate and the Company’s reported tax expense is as follows:

	2003	2002	2001

Expense at statutory rate	$655,000	$990,000	$489,000
State and other taxes — net of federal tax benefit	137,000	104,000	12,000
Items not deductible	151,000	66,000	198,000
Change in tax rate	24,000	—	—
Change in valuation allowance	—	(60,000)	(647,000)
Other	19,000	107,000	15,000

Income tax expense	$986,000	$1,207,000	$67,000

      As of December 27, 2003, the Company has approximately $233,000 of federal net operating loss carryforwards which begin to expire in 2023. The Company has approximately $766,000 of net operating loss carryforwards available for New York State tax purposes, which begin to expire in 2018. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the Company’s deferred income tax asset (liability) as of December 27, 2003 and December 31, 2002 are as follows:

	2003

	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$438,000	$—
Inventory	—	63,000
Other accruals	206,000	167,000
Net operating loss carryforwards	—	82,000

LIABILITIES
Installment sale gain	(171,000)	(287,000)
Pension	(668,000)	—
Depreciation	—	(515,000)
Purchased intangibles	—	(745,000)

Deferred income tax liability	$(195,000)	$(1,235,000)

	2002

	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$206,000	$—
Inventory	91,000
Other accruals	—	109,000
Net operating loss carryforwards	—	4,000
Compensation	—	52,000
AMT credit carryforward	—	49,000
Charitable contribution	—	110,000

LIABILITIES
Installment sale gain	—	(689,000)
Pension	—	(204,000)
Depreciation	—	(431,000)
	—

Deferred income tax asset (liability)	$297,000	$(1,000,000)

8.	LIABILITY TO FORMER STOCKHOLDERS

      The accompanying consolidated balance sheet as of December 31, 2002 includes an obligation of approximately $1.8 million and accrued interest of $280,000 to dissenting stockholders of Penobscot Shoe Company. This liability arose prior to the acquisition of Penobscot and was assumed by the Company. On May 30, 2003 the Company received from the Superior Court in Penobscot County, Maine its decision which stated dissenting Penobscot stockholders are entitled to $7.94 common share, which represents $2.06 more per share than the amount the Company paid at the time of the acquisition. Additionally, the ruling granted interest to the dissenting stockholders bringing the total judgment to $3.1 million. As a result, during fiscal 2003 the Company recorded in Other expense, net $733,000 of litigation related legal and settlement expenses

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $376,000 of interest expense. The Company used $500,000 in cash and increased its notes payable — line of credit in the amount of $2.6 million to pay the settlement.

9.	STOCKHOLDERS’ EQUITY

      On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these consolidated financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.

      During 2002, the Company approved a change in the par value of common stock from $1.25 to $.01. As a result, the common stock dollar amount decreased $5.7 million with a corresponding increase to additional paid-in capital of $5.7 million.

      The Company has two plans, the 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No shares are available for grant under the 1995 Stock Incentive Plan at December 27, 2003. Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. Options may also be granted as part of an employment offer. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan. In addition to the options outstanding under the Plan, the Company has granted options to two separate major stockholders in consideration for debt or debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of December 27, 2003 and 400,000 as of December 31, 2002 and 2001. The Plan is administered by the compensation committee of the Board of Directors.

      The stock option activity for the years ended December 27, 2003 and December 31, 2002 and 2001 is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2003	Price	2002	Price	2001	Price

Options outstanding, beginning of year	756,000	$2.46	578,000	$1.97	282,000	$2.10
Options granted	332,000	$4.97	180,000	$4.15	314,000	$1.85
Options exercised	(33,000)	$1.77	(2,000)	$3.63	—	—
Options cancelled	(9,000)	$2.57	—	—	(18,000)	$1.78

Options outstanding — end of year	1,046,000	$3.28	756,000	$2.46	578,000	$1.97

Options exercisable — end of year	722,000	$2.50	702,000	$2.59	490,000	$2.01

      The outstanding options as of December 27, 2003 have an exercise price ranging from $1.73-$7.05 per share and expire at various dates through November 2013.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 27, 2003.

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
Range of Exercise Price	December 31, 2003	Contractual Life	Exercise Price	December 31, 2003	Exercise Price

$1.73 to $1.84	296,000	7.36 years	$1.77	296,000	$1.77
$2.03 to $3.65	500,000	7.88 years	$2.86	368,000	$2.68
$4.45 to $5.80	165,000	8.93 years	$5.38	58,000	$5.13
$6.77 to $7.05	85,000	9.88 years	$6.99	—	—

	1,046,000	8.19 years	$3.28	722,000	$2.50

      All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The weighted average fair value of the stock options granted was $3.02, $2.69, and $1.08 for fiscal 2003, 2002, and 2001, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: risk-free interest rate of 3.92%; expected dividend yield of 0%; expected life of 9.4 years; and expected volatility of 44%. In 2002, the assumptions were: risk-free interest rate of 4.46%; expected dividend yield of 0%; expected life of 8.9 years; and expected volatility of 38%. In 2001, the assumptions were: risk-free interest rate of 4.96%; expected dividend yield of 0%; expected life of 8.4 years; and expected volatility of 25%. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date.

10.	OTHER EXPENSE, NET

      Other expense, net consists primarily of the following for the year ended December 27, 2003: non-capitalized acquisition costs of $394,000 associated with the discontinued Antigua Enterprises acquisition effort and successful H.S. Trask & Co. and Royal Robbins, Inc. acquisitions; relocation costs of $354,000 associated with the relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California; litigation costs and expenses totaling $733,000 associated with the dissenting Penobscot stockholders settlement, the write-off of non-trade receivables totaling $163,000, and asset disposal charges and other expenses totaling $18,000. These amounts were partially offset by an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion.

      Other expense, net consists primarily of the following for the year ended December 31, 2002: loss of $254,000 on the sale of property; impairment of $84,000 on a building held for sale in Maine and a write-off of $104,000 of a receivable associated with the sale of the Company’s slipper brands in 2001.

      Other expense, net consists primarily of the following for the year ended December 31, 2001: the gain of $1.2 million as a result of the sale of the Company’s slipper brands as described in Note 1; the loss of $1.7 million as a result of the termination of the Penobscot defined benefit pension plan as described in Note 4 and; a net gain on the sale of property of $142,000.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial position or results from operations.

      Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard did not have a material impact on our consolidated financial position or results from operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial position or results from operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results from operations.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial position or results from operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and did not have a material effect on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which was revised December 2003. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after March 15, 2004. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

******