Form 10-Q
period 2004-03-27
PHOENIX FOOTWEAR GROUP INC
filed 2004-05-11
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐     For the quarterly period ended March 27, 2004

☒     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes     ☒          No     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐          No     ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common, $0.01 par value	OUTSTANDING AT APRIL 29, 2004 5,098,297

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 27,	December 27,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$1,058,000
Accounts receivable (less allowances of $868,000 in 2004 and $1,026,000 in 2003)	14,755,000	8,083,000
Inventories—net	11,969,000	12,717,000
Other receivable	695,000	530,000
Other current assets	1,556,000	803,000

Total current assets	28,975,000	23,191,000
PLANT AND EQUIPMENT—Net	1,964,000	1,623,000
OTHER ASSETS:
Other assets—net	72,000	115,000
Goodwill	5,232,000	5,178,000
Unamortizable intangibles	3,820,000	3,820,000
Intangible assets, net	1,715,000	1,766,000
Other receivable	189,000	718,000

Total other assets	11,028,000	11,597,000

TOTAL ASSETS	$41,967,000	$36,411,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,590,000	$4,782,000
Accrued expenses	1,247,000	1,077,000
Contingent liability	1,942,000	1,942,000
Notes payable—current	1,661,000	1,661,000
Deferred income tax	195,000	195,000
Income taxes payable	742,000	111,000

Total current liabilities	11,377,000	9,768,000
OTHER LIABILITIES:
Notes payable—noncurrent	4,713,000	4,941,000
Note payable, line of credit	7,580,000	5,480,000
Deferred income tax liability	1,235,000	1,235,000

Total other liabilities	13,528,000	11,656,000

Total liabilities	24,905,000	21,424,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—50,000,000 shares authorized; 5,098,000 and 5,061,000 shares issued in 2004 and 2003, respectively	51,000	51,000
Additional paid-in-capital	11,835,000	11,190,000
Retained earnings	6,556,000	5,320,000

	18,442,000	16,561,000
Less: Treasury stock at cost, 500,000 and 603,000 shares in 2004 and 2003, respectively	(1,380,000)	(1,574,000)

Total stockholders’ equity	17,062,000	14,987,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,967,000	$36,411,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
NET SALES	$18,638,000	$9,207,000
COST OF GOODS SOLD	10,492,000	5,187,000

GROSS PROFIT	8,146,000	4,020,000

OPERATING EXPENSES:
Selling, general and administrative expenses	5,811,000	2,853,000
Other expense—net	34,000	476,000

Total operating expenses	5,845,000	3,329,000

OPERATING INCOME	2,301,000	691,000
INTEREST EXPENSE	170,000	66,000

EARNINGS BEFORE INCOME TAXES	2,131,000	625,000
INCOME TAX PROVISION	895,000	250,000

NET EARNINGS	$1,236,000	$375,000

NET EARNINGS PER SHARE (Note 2)
Basic	$0.27	$0.10

Diluted	$0.24	$0.10

SHARES OUTSTANDING:
Basic	4,533,466	3,666,188

Diluted	5,108,598	3,863,136

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,236,000	$375,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	164,000	48,000
Allocation of shares in defined contribution plan	854,000	402,000
Loss on sale of property and equipment	—	8,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable — net	(6,672,000)	(1,486,000)
Inventories — net	748,000	(1,211,000)
Other current receivable	(165,000)	(229,000)
Other current assets	(753,000)	(601,000)
Other noncurrent assets	571,000	542,000
Increase (decrease) in:
Accounts payable	544,000	1,414,000
Accrued expenses	116,000	(12,000)
Income taxes payable	631,000	159,000

Net cash used by operating activities	(2,726,000)	(591,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(454,000)	(39,000)
Proceeds from disposal of property and equipment	—	457,000

Net cash provided (used) by investing activities	(454,000)	418,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on note payable—line of credit	2,100,000	—
Repayments of notes payable	(228,000)	—
Bank overdraft	265,000	—
Issuance of common stock	85,000	52,000
Purchases of treasury stock	(100,000)	(129,000)

Net cash provided (used) by financing activities	2,122,000	(77,000)

NET DECREASE IN CASH	(1,058,000)	(250,000)
CASH—Beginning of period	1,058,000	1,265,000

CASH—End of period	$—	$1,015,000

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$169,000	$43,000

Income taxes	$264,000	$45,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Description of Business and Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2003. The results of operations for the three months ended March 27, 2004, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these consolidated financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly owned subsidiaries, Penobscot Shoe Company (“Penobscot”), H.S. Trask & Co (“Trask”) and Royal Robbins, Inc. (“Robbins”). Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The first quarter consisted of the 13 weeks ended March 27, 2004.

2.     Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. The following sets forth the intangible assets by major asset class:

		March 27, 2004			December 27, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:

Trademarks and tradenames (1)		$3,820,000	$—	$3,820,000	$3,820,000	$—	$3,820,000

Amortizing:

Customer lists(2)	5-13	1,513,000	78,000	1,435,000	1,513,000	43,000	1,470,000

Other(3)	2-5	311,000	31,000	280,000	311,000	15,000	296,000

Total intangible assets		$1,824,000	$109,000	$1,715,000	$1,824,000	$58,000	$1,766,000

(1)	Acquired through acquisition transactions.

(2)	The gross balance of customer lists acquired during fiscal 2003 business acquisition transactions was $1.5 million as of March 27, 2004 and December 27, 2003, respectively. The accumulated amortization at March 27, 2004 and December 27, 2003, was $78,000 and $43,000, respectively.

(3)	The gross balance of other intangibles acquired during fiscal 2003 business acquisition transactions was $311,000 as of March 27, 2004 and December 27, 2003, respectively. The accumulated amortization balance at March 27, 2004 and December 27, 2003 was $31,000 and $15,000, respectively.

      Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During the quarter ended March 27, 2004 and March 29, 2003, aggregate amortization expense was approximately $51,000 and $-0-, respectively. Amortization expense related to intangible assets at March 27, 2004 in each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2004	$155,000

2005	205,000

2006	196,000

2007	196,000

2008	181,000

2009	129,000

Thereafter	653,000

$1,715,000

      Changes in goodwill during the quarter ended March 27, 2004 related to additional professional fees incurred in connection with our fiscal 2003 acquisitions.

3. Accounts Payable.

Accounts payable at March 27, 2004 includes a cash overdraft amount of $265,000.

4. Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. No employee stock-based compensation expense was recorded for the quarters ended March 27, 2004 and March 29, 2003. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and SFAS No. 148 are as follows:

	Three Months Ended

	March 27,	March 29,
	2004	2003

Net earnings, as reported	$1,236,000	$375,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(582,000)	(112,000)

Pro forma net earnings	$654,000	$263,000

Earnings per common share:
Basic — as reported	$0.27	$0.10
Basic — pro forma	$0.14	$0.07
Diluted — as reported	$0.24	$0.10
Diluted — pro forma	$0.13	$0.07

      The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The weighted average fair value of the stock options granted was $4.82 and $2.05 for the quarters ended March 27, 2004 and March 29, 2003, respectively. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended

	March 27,	March 29,
	2004	2003

Dividend yield	0%	0%
Expected volatility	43.5%	43.4%
Risk free interest rates	3.91%	4.47%
Expected lives	9.6 years	9.1 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of grants under the Company’s employee stock-based compensation plans.

5. Per Share Data

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 500,000 shares as of March 27, 2004, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first quarter of 2004, approximately 114,000 shares were allocated to the defined contribution 401(k) savings plan. Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted income per share is presented below.

	Three Months Ended
	March 27,	March 29,
	2004	2003
Basic net earnings per share:
Net earnings	$1,236,000	$375,000
Weighted average common shares outstanding	4,533,466	3,666,188
Basic net earnings per share	$0.27	$0.10

Diluted net earnings per share:
Net earnings	$1,236,000	$375,000
Weighted average common shares outstanding	4,533,466	3,666,188
Effect of stock options outstanding	575,132	196,948

Weighted average common and potential common shares outstanding	5,108,598	3,863,136
Diluted net earnings per share	$0.24	$0.10

6. Debt

The Company has a loan agreement which consists of a revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. As of March 27, 2004 the maximum credit amount under the revolver is $15.0 million during the months of June through the following January and $18.0 million during the months of February through the following May, reduced by a $2.0 million amortized term loan and outstanding letters of credit. The revolver expires on May 1, 2005 and has an interest rate of LIBOR plus 275 basis points (LIBOR with a 90 day maturity was 1.11% on March 27, 2004) or the prime rate plus .25% (prime was 4.0% at March 27, 2004). Effective June 30, 2004, the interest rate ranges from LIBOR plus 175 to 300 basis points depending on the level of the Company’s debt to earnings ratio. The revolver is secured by accounts receivable, inventory and equipment. The term loans, which are subject to similar interest rate changes as the revolver, are payable through 2008 and are also secured by account receivables, inventory and equipment. The term loans bear interest at a rate as selected by us, equal to LIBOR plus 300 basis points, or prime rate plus .375%.

     Long-term debt as of March 27, 2004 and December 27, 2003 consisted of the following:

	2004	2003
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	$7,000,000	$5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	580,000	480,000
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	2,250,000	2,250,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	2,700,000	2,850,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	1,400,000	1,475,000
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	20,000	21,000
Note payable to financial institution; collateralized by vehicle; interest at 4.9%; principal payable $574 monthly; remaining principal balance due May 2004	2,000	3,000
Note payable to financial institution; collateralized by vehicle; interest at 6.9%; principal payable $551 monthly; remaining principal balance due May 2004	2,000	3,000

	13,954,000	12,082,000
Less: current portion	1,661,000	1,661,000

Noncurrent portion	$12,293,000	$10,421,000

     The aggregate principal payments of notes payable are as follows:

2004	$1,661,000
2005	9,234,000
2006	1,656,000
2007	903,000
2008	500,000

Total	$13,954,000

     The line of credit and the note payable to bank contain certain financial covenants relative to average borrowed funds to earnings ratio, net earnings, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is prohibited unless a written consent from the lender is received.

7. Other expense -net

     Other expense-net, of $34,000 for the quarter ended March 27, 2004 consists primarily of expenses incurred in connection with non-capitalizable acquisition activities. The prior year quarter expense of $476,000 consisted primarily of costs associated with the relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California and the discontinued Antigua Enterprises acquisition effort. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the relocation costs have been recorded as incurred at their fair values for the quarter ended March 29, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and under other captions contained elsewhere in the Company’s 2003 Annual Report on Form 10-K.

     In this presentation the Company discusses pro forma organic sales growth, which is a non-GAAP financial measure of reported sales based on our pro forma net sales for the first quarter of fiscal 2003. Management believes that discussing pro forma organic sales growth provides a better understanding of the Company’s net sales performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods on a comparable basis. Securities and Exchange Commission rules require supplemental explanation and reconciliation, which is provided at “—Results of Operations—Fiscal Quarter Ended March 27, 2004 Compared to Fiscal Quarter Ended March 29, 2003—Reconciliation.”

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

     We intend to continue our previously announced acquisition program and pursue acquisitions of sustainable niche brands in the footwear and apparel industry that we believe could complement or expand our business, or augment our market coverage. We seek companies or product lines that we believe have consistent historical cash flow and brand growth potential and can be purchased at a reasonable price. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions, as of the date of this Quarterly Report on Form 10-Q we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

     As part of this program, in the last two quarters of fiscal 2003, we acquired H.S. Trask & Co., a men’s footwear company, and Royal Robbins, Inc., an apparel company.

     These acquisitions added to our portfolio of brands, diversified our product offerings and customer base and provided a base for significant additional revenues in the future. Since making these acquisitions, we have been able to further integrate their operations with our infrastructure and take advantage of duplicative overhead and operational inefficiencies. The increase in revenues and operating expenses during the first quarter ended March 27, 2004 as compared to the prior year period primarily relates to our newly acquired brands.

Results of Operations

     The following table sets forth selected consolidated operating results for each of the quarterly periods indicated and for each of the last two fiscal years, presented as a percentage of net sales.

	Fiscal Year Ended		Quarter Ended
	December 31,	December 27,	March 29,	March 27,
	2002	2003	2003	2004
Net sales	100%	100%	100%	100%
Costs of goods sold	62%	57%	56%	56%
Gross profit	38%	43%	44%	44%

	Fiscal Year Ended		Quarter Ended
	December 31,	December 27,	March 29,	March 27,
	2002	2003	2003	2004
Operating expenses and other expense — net	28%	36%	36%	31%
Operating income	10%	7%	8%	13%
Interest expense	2%	2%	1%	1%
Earnings before income taxes	8%	5%	7%	12%
Income tax provision	3%	3%	3%	5%
Net earnings	5%	2%	4%	7%

Fiscal Quarter Ended March 27, 2004 Compared to Fiscal Quarter Ended March 29, 2003.

Net Sales

     Net sales for the first quarter ended March 27, 2004 increased $9.4 million or 102%, increasing to $18.6 million from $9.2 million for the first quarter of fiscal 2003. Of this increase, $7.7 million is attributable to acquired brand revenue associated with the H.S. Trask®, Ducks Unlimited®, and Royal Robbins® brand acquisitions that occurred during the second half of fiscal 2003. Giving effect to these acquisitions as if they occurred on January 1, 2003, the Company had $1.8 million in pro forma organic net sales growth for the Company’s five brands, or 10.4%, based on $16.9 million in pro forma net sales in the first quarter ended March 29, 2003. The pro forma net sales growth during the current quarter was primarily due to strong acceptance of these brands’ spring product lines at retail. Some of these product lines included new designs that we had invested in developing in fiscal 2003. We expect to continue this level of investment in product design and development throughout fiscal 2004.

Gross Profit

     Gross profit for the first quarter of fiscal 2004 increased 103% to $8.1 million as compared to $4.0 million for the comparable prior year period. Gross margin as a percentage of net sales remained constant at 44% for both periods. The increase in gross profit was primarily related to the addition of the H.S. Trask®, Ducks Unlimited®, and Royal Robbins® product lines.

Operating Expenses

     Selling, general and administrative expenses were $5.8 million, or 31% of net sales, for the first quarter of fiscal 2004 as compared to $2.9 million or 31% of net sales for the first quarter of fiscal 2003. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume and our recently acquired brands.

     Our “Other expense — net” was $34,000 for the first quarter of fiscal 2004 and consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities. Our “Other expense — net” of $476,000 for the first quarter of fiscal 2003 consisted primarily of costs associated with the relocation of our corporate headquarters from Old Town, Maine to Carlsbad, California and the discontinued Antigua Enterprises acquisition effort.

Interest Expense

     Interest expense for the first quarter of fiscal 2004 was $170,000 as compared to $66,000 in the comparable prior year period. This increase was a result of higher average outstanding indebtedness during the current quarter as compared to the prior year period and included $40,000 related to the expensing of deferred financing costs. This increased indebtedness was incurred to fund acquisitions in the second half of fiscal 2003.

Income Tax Provision

     We recorded income tax expense for the first quarter of fiscal 2004 of $895,000 as compared to $250,000 for the comparable prior year period. Our effective tax rates during the quarters ended March 27, 2004 and March 29, 2003 were 42% and 40%, respectively. The increased effective tax rate for fiscal 2004 reflects our current operations, corporate structure and asset base. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Net Earnings

     Our net earnings for the first quarter of fiscal 2004 were $1.2 million as compared to $375,000 for the first quarter of fiscal 2003, which represents a 230% increase in our net earnings. Our net earnings per diluted share were $0.24 for the first quarter of 2004 as compared to $0.10 per diluted share for the first quarter of fiscal 2003, which represents a 140% increase in net earnings per diluted share. This improvement is a result of the Company’s increased net sales from the fiscal 2003 acquisitions, along with successful integration of these new brands and the Company’s continuing efforts of cost controls in inventory management and sourcing.

Reconciliation

     The non-GAAP financial measure of pro forma organic sales growth discussed above under the heading “— Results of Operations — Fiscal Quarter Ended March 27, 2004 Compared to Fiscal Quarter March 29, 2003 — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales, we have included unaudited prior year period net sales of H.S. Trask and Royal Robbins. This information is provided to present the combined companies’ results as if they were combined during the first quarter of fiscal 2003. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma Net
Sales
for the Three Months Ended
March 29, 2003
(in thousands)
Phoenix Footwear Group, Inc. (Actual)	$9,207
Acquired Brands (H.S. Trask & Co., Royal Robbins, Inc.)	7,678

Net Sales	$16,885

Seasonal and Quarterly Fluctuations

     The following sets forth our net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$9,207	$7,552	$11,002	$11,316
Income (loss) from operations	$691	$(353)	$1,714	$495

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,638	—	—	—
Income from operations	$2,301	—	—	—

     Our quarterly results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Net sales and income from operations in our first and third quarters typically are stronger than in our second and fourth quarters.

Liquidity and Capital Resources

Our primary liquidity requirements continued to include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility, and seller financing in acquisitions.

We presently have a $24.8 million secured credit facility with Manufacturers and Traders Trust Company. This credit facility includes three term loans totaling $6.8 million in principal used in connection with our past acquisitions, and a revolving credit facility with maximum availability running from $15.0 million during the months of June through the following January to $18.0 million during the months from February through the following May. The aggregate amount that we may borrow under the revolving credit facility at any time is limited by a borrowing base formula, which is determined according to our inventory and accounts receivable levels, less a $2.0 million amortized term loan and outstanding letters of credit. The agreement is secured by substantially all of our assets.

Amounts borrowed under our revolving credit facility bear interest at a rate, as selected by us, equal to LIBOR plus 275 basis points (LIBOR with a 90-day maturity was 1.11% on March 27, 2004), or the prime rate plus .25% (prime was 4.0% at March 27, 2004). The weighted average interest rate on the balance of our revolver was 3.67% at March 27, 2004. The term loans bear interest at a rate, as selected by us, equal to LIBOR plus 300 basis points, or the prime rate plus .375%. At March 27, 2004, the weighted average interest rate on the term loans was 3.58%.

Our credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends, create certain liens and make acquisitions. Our credit facility also contains certain financial maintenance covenants, which, among other things, specify capital expenditure limits, a maximum average borrowed funds to EBITDA ratio, current ratios and minimum cash flow coverage ratio and net earnings requirements. In the event we violate any of these covenants, or violate any other provision of our lending arrangement, our credit agreement provides that our lender has the right to accelerate repayment of all amounts outstanding under the agreement and/or to commence foreclosure proceedings on our assets. We were in compliance with all covenants at March 27, 2004.

The outstanding balances for the revolving credit facility and our term loans at March 27, 2004 were $7.6 million and $6.4 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $2.0 million and other borrowing base limitations, was approximately $5.4 million at March 27, 2004. Future uses of proceeds of the revolving credit facility are restricted to funding our working capital requirements and capital expenditures.

The revolving credit facility matures on May 1, 2005. Our $2.3 million term loan is payable in three remaining consecutive $750,000 installments due on the first day of May in each subsequent year. Our $2.7 million term loan is payable in 18 remaining consecutive quarterly $150,000 installments, due on May 1, August 1, November 1 and February 1 of each year. Our $1.4 million term loan is payable in 56 remaining monthly $25,000 payments due on the first day of each month.

     Cash Flows Used By Operations. During the first quarters ended March 27, 2004 and March 29, 2003, our net cash used by operations was $2.7 million and $591,000, respectively. The increase in cash used by operating activities was primarily due to the increase in accounts receivable related to increased sales.

     Working capital at the end of the first quarter of fiscal 2004 was approximately $17.6 million, compared to approximately $13.4 million at the end of fiscal 2003. The improvement in working capital at the end of the first quarter of fiscal 2004 compared to the end of fiscal 2003 is due primarily to the impact of our fiscal 2003 acquisitions. These acquisitions caused us to increase our short and long term debt and caused increases in our accounts receivable balances. Our current ratio, the relationship of current assets to current liabilities, increased to 2.55 at the end of the first quarter of fiscal 2004 from 2.37 at the end of fiscal 2003 due primarily to our fiscal 2003 acquisitions. Accounts receivable days decreased from 76 days at the end of fiscal 2003 to 57 days at the end of the first quarter of fiscal 2004, reflective of reduced payment terms and a higher ratio of quarterly sales to average accounts receivables.

     Investing Activities. In the first quarter of fiscal 2004, our cash used in investing activities totaled $454,000 compared to cash provided by investing activities in the first quarter of fiscal 2003 of $418,000. During the first quarter of fiscal 2004 cash used in investing activities was primarily due to purchases of equipment. Cash provided by investing activities in the first quarter of fiscal 2003 consisted mostly of net proceeds from the disposal of property and equipment.

     Financing Activities. For the first quarter of fiscal 2004, our net cash provided by financing activities was $2.1 million compared to cash used by financing activities of $77,000 for the first quarter of fiscal 2003. The cash provided in the current year quarter was primarily generated from net borrowings of $2.1 million. Cash used for financing activities in the comparable prior year quarter relates primarily to the repurchase of common stock from our 401(k) plan upon the election of terminated plan participants, partially offset by cash received from stock option exercises. This increase was primarily due to additional cash requirements associated with our newly acquired brands.

Contractual Obligations

     The Company experienced no material changes outside of the ordinary course of business with respect to the contractual obligations set forth in the Annual Report on Form 10-K for the year ended December 27, 2003.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

     We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 27, 2003 and March 27, 2004, we had $12.1 million and $14.0 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $139,000 impact on income before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

     Critical Accounting Policies:

     As of March 27, 2004, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 27, 2003.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q and the Securities and Exchange Commission filings that are incorporated by reference into this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Company intends that these forward-looking statements be subject to the safe harbors created by those sections.

     These forward-looking statements include, but are not limited to, statements relating to the Company’s anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003, that may affect the operations, performance, development and results of the Company’s business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 27, 2003 and March 27, 2004, we had $12.1 million and $14.0 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $139,000 impact on income before income taxes. The Company does not have any foreign currency risk. The Company does not enter into any of these transactions for speculative purposes.

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

Part II — Other Information

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds —

     (e) The following table provides information about purchases by the Company and affiliated purchasers during the three months ended March 27, 2004 of its common stock:

COMPANY PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs(1)	Programs(2)
12/28/03- 1/27/04	2,406	$7.50	2,406	809,887
1/28/04 -2/28/04	28,854 (3)	$8.95	8,634	807,481
2/29/04-3/27/04	1,000 (4)	$10.00	0	798,847

(1) In May 2002, the Company announced that the board of directors had authorized a stock repurchase program to repurchase shares of our outstanding common stock in the open market or privately negotiated transactions from time to time. Under this program the Company has repurchased shares in private transactions from our 401(k) plan upon the election of plan participants at prevailing market prices. No limit on the duration of the program or the amount that could be repurchased was set by the board of directors. In March 2004 the Company’s board of directors terminated the portion of this program that provided for open market purchases previously announced stock repurchase program. No shares were repurchased in open market transactions during the first quarter of 2004 prior to termination of that portion of the stock repurchase program.

(2) As of March 27, 2004, 478,513 unallocated shares are held by the 401(k) plan, and 320,334 shares have been allocated to participants. Under the terms of the plan, approximately 120,000 unallocated shares are allocated to participants annually. All allocated shares are eligible for repurchase from the plan.

(3) Includes 10,920 shares purchased by Kenneth E. Wolf, Chief Financial Officer and his family members in open market transactions, and 9,000 shares purchased by family members of James Riedman Chairman and Chief Executive Officer, in open market transactions.

(4) This purchase was made by Francisco Morales, president of our Royal Robbins, Inc. subsidiary, in a private party transaction.

Item 3. Defaults upon Senior Securities — None

Item 4. Submission of matters to a vote of security holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K:

a)	Exhibits required by Item 601 of regulation S-K

Exhibit 10.1 — Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to Form 10-K filed by Phoenix Footwear Group, Inc. on March 26, 2004 (SEC File No. 001-31309))

Exhibit 31.1 — Section 302 Certification of Chief Executive Officer

Exhibit 31.2 — Section 302 Certification of Chief Financial Officer and Treasurer

Exhibit 32.1 — Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Treasurer

     b) Forms 8-K

1)	On March 26, 2004, the Company filed a report on Form 8-K/A announcing an amendment to correct the Form 8-K filed on February 13, 2004, which inadvertently filed the press release pursuant to Item 5, to furnish the press release under Item 12 and amend and restate the prior filing in its entirety.

2)	On February 24, 2004, the Company filed a report on Form 8-K announcing the Company may file a registration statement with the Securities and Exchange Commission by the end of the second quarter of 2004 for a proposed follow-on offering.

3)	On February 12, 2004, the Company filed a report on Form 8-K announcing the Company’s results of operations for its fourth quarter and full year 2003 results.

4)	On January 14, 2004, the Company filed a report on Form 8-K/A amending its Report on Form 8-K, filed with the Securities and Exchange Commission on November 5, 2003, to update its report of this transaction and file the financial statements and pro forma financial information required by Item 7 of Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.
Registrant

Date: May 11, 2004	/s/ James R. Riedman James R. Riedman Chairman and Chief Executive Officer
Date: May 11, 2004	/s/ Kenneth E. Wolf Kenneth E. Wolf Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
Exhibit 10.1	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to Form 10-K filed by Phoenix Footwear Group, Inc. on March 26, 2004 (SEC File No. 001-31309))

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer and Treasurer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer and Treasurer