Form 10-Q
period 2004-06-26
PHOENIX FOOTWEAR GROUP INC
filed 2004-08-06
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☑ For the quarterly period ended June 26, 2004

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission file number 001-31309

PHOENIX FOOTWEAR GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	15-0327010

(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification No.)

5759 Fleet Street, Suite 220, Carlsbad, California	92008

(Address of Principal Executive Offices)	(Zip Code)

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

     Yes   ☑       No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   ☐       No   ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JULY 21, 2004
Common, $0.01 par value	7,851,060

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements and Notes to Financial Statements Consolidated Condensed Balance Sheets as of June 26, 2004 (unaudited) and December 27, 2003	3
Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 26, 2004 and June 28, 2003 (unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 26, 2004 and June 28, 2003 (unaudited)	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	26
PART II OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits and Reports on Form 8-K	27
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 26,	December 27,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$1,058,000
Accounts receivable (less allowances of $758,000 in 2004 and $1,026,000 in 2003)	9,267,000	8,083,000
Inventories-net	12,407,000	12,717,000
Other receivable	695,000	530,000
Prepaid income tax	783,000	—
Other current assets	2,297,000	803,000

Total current assets	25,449,000	23,191,000
PLANT AND EQUIPMENT — Net	1,899,000	1,623,000
OTHER ASSETS:
Other assets — net	72,000	115,000
Goodwill	5,190,000	5,178,000
Unamortizable intangibles	3,820,000	3,820,000
Intangible assets, net	1,663,000	1,766,000
Other receivable	189,000	718,000

Total other assets	10,934,000	11,597,000

TOTAL ASSETS	$38,282,000	$36,411,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,365,000	$4,782,000
Accrued expenses	1,019,000	1,077,000
Contingent liability	1,942,000	1,942,000
Notes payable — current	1,656,000	1,661,000
Deferred income tax	195,000	195,000
Income taxes payable	—	111,000

Total current liabilities	10,177,000	9,768,000
OTHER LIABILITIES:
Notes payable — noncurrent	3,737,000	4,941,000
Note payable, line of credit	5,200,000	5,480,000
Deferred income tax liability	1,235,000	1,235,000

Total other liabilities	10,172,000	11,656,000

Total liabilities	20,349,000	21,424,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 5,155,000 and 5,061,000 shares issued in 2004 and 2003, respectively	52,000	51,000
Additional paid-in-capital	12,062,000	11,190,000
Retained earnings	7,199,000	5,320,000

	19,313,000	16,561,000

Less: Treasury stock at cost, 500,000 and 603,000 shares in 2004 and 2003, respectively	(1,380,000)	(1,574,000)

Total stockholders’ equity	17,933,000	14,987,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,282,000	$36,411,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
NET SALES	$13,876,000	$7,552,000	$32,514,000	$16,759,000
COST OF GOODS SOLD	7,587,000	4,365,000	18,079,000	9,552,000

GROSS PROFIT	6,289,000	3,187,000	14,435,000	7,207,000

OPERATING EXPENSES:
Selling, general and administrative expenses	5,021,000	2,601,000	10,832,000	5,454,000
Other expenses — net	26,000	939,000	60,000	1,415,000

Total operating expenses	5,047,000	3,540,000	10,892,000	6,869,000

OPERATING INCOME (LOSS)	1,242,000	(353,000)	3,543,000	338,000
INTEREST EXPENSE	134,000	386,000	304,000	452,000

EARNINGS (LOSS) BEFORE INCOME TAXES	1,108,000	(739,000)	3,239,000	(114,000)
INCOME TAX PROVISION (BENEFIT)	465,000	(51,000)	1,360,000	199,000

NET EARNINGS (LOSS)	$643,000	$(688,000)	$1,879,000	$(313,000)

NET EARNINGS (LOSS) PER SHARE (Note 5)
Basic	$.14	$(.19)	$.41	$(.08)

Diluted	$.12	$(.19)	$.36	$(.08)

SHARES OUTSTANDING:
Basic	4,628,987	3,690,279	4,580,134	3,682,387

Diluted	5,321,659	3,690,279	5,221,499	3,682,387

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 26,	June 28,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,879,000	$(313,000)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	364,000	98,000
Allocation of shares in defined contribution plan	854,000	402,000
Loss on sale of property and equipment	—	8,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable — net	(1,167,000)	41,000
Inventories — net	310,000	(1,826,000)
Other current receivable	(165,000)	(228,000)
Prepaid income tax	(783,000)	—
Other current assets	(1,494,000)	(501,000)
Other noncurrent assets	572,000	554,000
Increase (decrease) in:
Accounts payable	535,000	780,000
Accrued expenses	(70,000)	(80,000)
Liability to former stockholders	—	(1,806,000)
Income taxes payable	(111,000)	89,000

Net cash provided (used) by operating activities	724,000	(2,782,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(554,000)	(93,000)
Proceeds from disposal of property and equipment	—	457,000

Net cash (used) provided by investing activities	(554,000)	364,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on note payable-line of credit	(280,000)	2,580,000
Repayments of notes payable	(1,209,000)	(750,000)
Bank overdraft	48,000	—
Issuance of common stock	313,000	52,000
Purchases of treasury stock	(100,000)	(201,000)

Net cash (used) provided by financing activities	(1,228,000)	1,681,000

NET DECREASE IN CASH	(1,058,000)	(737,000)
CASH — Beginning of period	1,058,000	1,265,000

CASH — End of period	$—	$528,000

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$311,000	$735,000

Income taxes	$2,255,000	$64,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Description of Business and Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2003. The results of operations for the three and six months ended June 26, 2004, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

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

Accounting Period

Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The second quarters consisted of the 13 weeks ended June 26, 2004 and June 28, 2003.

2.	Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the quarter ended June 26, 2004. The following sets forth the intangible assets by major asset class:

		June 26, 2004			December 27, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-amortizing:
Trademarks and tradenames (1)		$3,820,000	$—	$3,820,000	$3,820,000	$—	$3,820,000
Amortizing:
Customer lists	5-13	1,513,000	112,000	1,401,000	1,513,000	43,000	1,470,000
Other	2-5	311,000	49,000	262,000	311,000	15,000	296,000

Total intangible assets		$1,824,000	$161,000	$1,663,000	$1,824,000	$58,000	$1,766,000

(1)	Acquired through acquisition transactions.

     Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During the three and six month periods ended June 26, 2004 aggregate amortization expense was approximately $52,000 and $103,000, respectively. During both the three and six month periods ended June 28, 2003 aggregate amortization expense was -0-, respectively. Amortization expense related to intangible assets at June 26, 2004 in each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2004	$103,000
2005	205,000
2006	196,000
2007	196,000
2008	181,000
2009	129,000
Thereafter	653,000

$1,663,000

     Changes in goodwill during the quarter ended June 26, 2004 related to additional professional fees incurred in connection with our fiscal 2003 acquisitions.

3.	Accounts Payable.

Accounts payable at June 26, 2004 includes a cash overdraft amount of $48,000.

4.	Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. No employee stock-based compensation expense was recorded for the quarters or six month periods ended June 26, 2004 and June 28, 2003. Pro forma information regarding net earnings and earnings per share as required by SFAS No. 123, and SFAS No. 148 are as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net earnings (loss), as reported	$643,000	$(688,000)	$1,879,000	$(313,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(192,000)	(82,000)	(383,000)	(165,000)

Pro forma net earnings (loss)	$451,000	$(770,000)	$1,496,000	$478,000

Earnings (loss) per common share:
Basic — as reported	$0.14	$(0.19)	$0.41	$(0.08)
Basic — pro forma	$0.10	$(0.13)	$0.33	$(0.21)
Diluted — as reported	$0.12	$(0.19)	$0.36	$(0.08)
Diluted — pro forma	$0.08	$(0.13)	$0.29	$(0.21)

     The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The weighted average fair value of the stock options granted was $7.10 and $2.35 for the quarters ended June 26, 2004 and June 28, 2003, respectively and was $5.63 and $2.04 for the six months ended June 26, 2004 and June 28, 2003, respectively. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	39.81%	38.61%	39.81%	38.61%
Risk free interest rates	4.73%	3.57%	4.73%	3.57%
Expected lives	10 years	10 years	10 years	10 years

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

     In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 500,000 shares as of June 26, 2004, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first quarter of 2004, approximately 114,000 shares were allocated to the defined contribution 401(k) savings plan. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings (loss) and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share is presented below.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Basic net earnings (loss) per share:
Net earnings (loss)	$643,000	$(688,000)	$1,879,000	$(313,000)
Weighted average common shares outstanding	4,628,987	3,690,279	4,580,134	3,682,387
Basic net earnings (loss) per share	$0.14	$(0.19)	$0.41	$(0.08)

Diluted net earnings (loss) per share:
Net earnings (loss)	$643,000	$(688,000)	$1,879,000	$(313,000)
Weighted average common shares outstanding	4,628,987	3,690,279	4,580,134	3,682,387
Effect of stock options outstanding	692,672	—	641,365	—

Weighted average common and potential common shares outstanding	5,321,659	3,690,279	5,221,499	3,682,387
Diluted net earnings (loss) per share	$0.12	$(0.19)	$0.36	$(0.08)

6.	Debt

The Company has a loan agreement which consists of a revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. As of June 26, 2004 the maximum credit amount under the revolver is $15.0 million during the months of June through the following January and $18.0 million during the months of February through the following May, reduced by a $2.0 million amortized term loan and outstanding letters of credit. The revolver expires on June 30, 2005 and has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%. At June 26, 2004, LIBOR with a 90-day maturity was 1.59% and the prime rate was 4.25%. Effective June 30, 2004, the interest rate ranges from LIBOR plus 175 to 300 basis points depending on the level of the Company’s debt to earnings ratio. The revolver is secured by accounts receivable, inventory and equipment. The term loans, which are subject to similar interest rate changes as the revolver, are payable through 2008 and are also secured by account receivables, inventory and equipment. The term loans bear interest at a rate as selected by us, equal to LIBOR plus 3.00%, or the prime rate plus .375%.

     Subsequent to June 26, 2004 and in connection with our acquisition of Altama Delta Corporation (“Altama”), (see Note 8) we received a commitment from our bank to increase our existing credit facility to a maximum of $33.4 million and to extend the maturity date until June 30, 2006. We closed this amended credit facility concurrently with the completion of the Altama acquisition and the secondary offering. The new facility includes an $18.0 million revolving line of credit and $15.4 million in term loans, including a new $10.0 million term loan which will be repayable in equal monthly installments maturing in July 2009. Our obligations under our amended credit facility are secured by Altama’s assets and Altama’s common stock. The line of credit and the note payable to the bank contain certain financial covenants relative to average borrowed funds to earnings ratio, net earnings, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is restricted. After December 31, 2005, the Company is permitted to pay dividends on its common stock as long as it is not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1.

     Long-term debt as of June 26, 2004 and December 27, 2003 consisted of the following:

	2004	2003
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	$5,000,000	$5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	200,000	480,000
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	1,500,000	2,250,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	2,550,000	2,850,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	1,325,000	1,475,000
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	18,000	21,000
Note payable to financial institution; collateralized by vehicle; interest at 4.9%; principal payable $574 monthly; remaining principal balance due May 2004	—	3,000
Note payable to financial institution; collateralized by vehicle; interest at 6.9%; principal payable $551 monthly; remaining principal balance due May 2004	—	3,000

	10,593,000	12,082,000
Less: current portion	1,656,000	1,661,000

Noncurrent portion	$8,937,000	$10,421,000

     The aggregate principal payments of notes payable are as follows:

	2004	$1,656,000
	2005	5,878,000
	2006	1,656,000
	2007	903,000
	2008	500,000

Total		$10,593,000

7.	Other expenses — net

     Other expenses — net, of $26,000 and $60,000 for the quarter and six month periods ended June 26, 2004, respectively, consists primarily of expenses incurred in connection with non-capitalizable acquisition activities. The prior year quarter expense of $939,000 and $1.4 million for the quarter and six month periods ended June 28, 2003, respectively, consisted primarily of costs associated with the dissenting Penobscot stockholders settlement and of costs associated with the relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the relocation costs have been recorded as incurred at their fair values for the quarter and six months ended June 28, 2003.

8.	Subsequent events

     On July 19, 2004, the Company purchased all of the outstanding capital stock of Altama Delta Corporation (“Altama”) for approximately $38.0 million, plus an earnout payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, the Company refinanced Altama’s indebtedness of approximately $1.7 million. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of our common stock valued at $2.5 million based on the average closing price during the 20 trading days ending on the second-to-last trading day prior to the closing of the acquisition.

     The stock purchase agreement for the acquisition requires Altama’s sole shareholder and President and Chief Executive Officer, W. Whitlow Wyatt, and the Company to indemnify each other for various liabilities arising under the agreement, subject to various limitations and conditions. At the closing, Mr. Wyatt deposited into escrow for 18 months the shares we issued to him in the acquisition to secure his indemnification and other obligations under the stock purchase agreement. Absent an event of default under the terms of the escrow agreement, Mr. Wyatt will have voting rights with respect to the shares while held in escrow. If an event of default occurs, the escrow agent will have voting rights with respect to the shares while held in escrow. Under the terms of the stock purchase agreement, the Company agreed to pay Mr. Wyatt $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. The Company also entered into a two-year consulting agreement with Mr. Wyatt which provides for an annual consulting fee of $100,000. Additionally, subject to specified conditions, the Company granted to Mr. Wyatt one demand registration, exercisable between 180 days and three years after the acquisition closing, and unlimited piggyback registration rights for registration statements the Company files with the SEC during the three years following the closing except in limited circumstances.

     On July 13, 2004, the SEC declared effective the Company’s registration statement, which the Company filed on Form S-2 under the Securities Act of 1933 in connection with a follow-on offering of its common stock. Under this registration statement, the Company registered 2,875,000 shares of its common stock, including 375,000 shares subject to the underwriters’ over-allotment options (none of which have been exercised as of August 5, 2004), with a public offering price of $12.50 per share. On July 19, 2004, the Company completed the offering, issuing 2,500,000 shares at the $12.50 per share offering price, resulting in net proceeds to the Company, after deducting the underwriters fees and transaction costs, of approximately $28.5 million. The Company used these net proceeds and approximately $10.0 million of additional borrowings under its amended credit facility to finance the $35.5 million cash portion of the purchase price for the Altama acquisition, to refinance Altama’s funded indebtedness and to pay related fees and expenses.

     On July 19, 2004, in connection with the Altama acquisition the Company increased its existing credit facility to a maximum of $33.4 million. The new facility includes an $18.0 million revolving line of credit with a maturity date of June 30, 2006 and $15.4 million in term loans, including a new $10.0 million term loan which will be repayable in equal monthly installments maturing in July 2009. The Company’s obligations under the amended credit facility are secured by Altama’s assets and Altama’s common stock. The borrowing base for the revolver under the Company’s current credit facility, as with the prior credit facility, is based on certain balances of accounts receivable and inventory, as defined in the agreement. Future uses of proceeds of the revolving credit facility are restricted to funding our working capital requirements and capital expenditures. The amended credit facility contains a security agreement and covenants that are similar to those of the prior credit facility. The amended credit facility also contains a covenant that requires us each fiscal year to prepay our new $10.0 million term loan to the bank in the amount of 50% of our adjusted cash flow, as defined in the amended credit agreement, up to a maximum of $1.5 million, if our borrowed funds for a fiscal year, as defined in the amended credit agreement, are greater than two times our earnings. It also restricts our ability to pay dividends. After December 31, 2005, we will be permitted to pay dividends on our common stock as long as we are not in default and doing so would not cause a default, and as long as our average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1. Our credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends, create certain liens and make acquisitions. It also contains certain financial maintenance covenants, which, among other things, specify capital expenditure limits, a maximum average borrowed funds to EBITDA ratio, current ratios and minimum cash flow coverage ratio and net earnings requirements. If we violate any of these covenants, or violate any other provision of our existing lending arrangement, our credit agreement provides that our lender has the right to accelerate repayment of all amounts outstanding under the agreement and/or to commence foreclosure proceedings on our assets. We were in compliance with all covenants under our existing credit facility at December 27, 2003 and remain so as of June 26, 2004.

     On June 15, 2004, the Company hired Richard E. White as its new Chief Executive Officer. Prior to joining the Company, and since 2002, Mr. White was a consultant to trade associations. From 1999 to 2002, he served as President and Chief Executive Officer of Reed Exhibitions North America, the largest business-to-business event organizing company in North America. From 1997 to 1999, Mr. White was General Manager, Subsidiary Brands, of three of Nike Inc.’s four subsidiary companies, including Cole Haan and Bauer-Nike Hockey. Mr. White was employed for fifteen years by Major League Baseball Properties, Inc. and served as President and Chief Executive Officer for seven of those years. Mr. White entered into a three-year employment agreement with the Company. James Riedman, who previously acted as both our Chairman of the Board and Chief Executive Officer, will remain Chairman of the Board.

     In connection with the Company’s acquisition of Royal Robbins, it agreed to pay as part of the purchase price potential earnout cash payments equal to 25% of the gross profit of the Royal Robbins product lines for the 12-month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. On June 30, 2004 the Company paid $2.0 million which represented the first earnout payment earned for the 12-month period ended May 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included herein and in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” below.

     In this presentation the Company discusses pro forma organic net sales growth, which is a non-GAAP financial measure of reported sales based on our pro forma net sales for the second quarter and the first six months of fiscal 2003. Management believes that discussing pro forma organic net sales growth provides a better understanding of the Company’s net sales performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods on a comparable basis. SEC rules require supplemental explanation and reconciliation, which are provided at “— Results of Operations — Fiscal Quarter Ended June 26, 2004 Compared to Fiscal Quarter Ended June 28, 2003 — Reconciliation,” and “— Results of Operations — Fiscal Six Month Period Ended June 26, 2004 Compared to Fiscal Six Month Period Ended June 28, 2003 — Reconciliation.”

     References to our “fiscal 2002” refer to our fiscal year ended December 31, 2002, references to our “fiscal 2003” refer to our fiscal year ended December 27, 2003, and references to our “fiscal 2004” refer to our fiscal year ending January 1, 2005.

Overview

     We are a men’s and women’s footwear and apparel company. We design, develop and market branded dress and casual footwear and apparel. We sell over 100 different styles of footwear and over 250 different styles of apparel products. By emphasizing traditional style, quality and fit, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. As a result, a significant number of our product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products, are consistent with our brand images and meet our high quality standards. We believe our brands have significant potential for growth through increases in product assortment, brand extensions and expansion of our retail channels.

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

     As part of this program, on July 19, 2004 we acquired Altama Delta Corporation, a provider of combat and uniform boots to the military and commercial markets under its Altama brand. During the last two quarters of fiscal 2003, we acquired H.S. Trask & Co., a men’s footwear company, and Royal Robbins, Inc., an apparel company.

     These acquisitions added to our portfolio of brands, diversified our product offerings and customer base and provided a base for significant additional revenues in the future. Since making our 2003 acquisitions, we have been able to further integrate their operations with our infrastructure and take advantage of duplicative overhead and operational inefficiencies. We expect to also integrate the operations and infrastructure of Altama and take advantage of duplicative overhead and operational inefficiencies. The increase in revenues and operating expenses during the second quarter and six months ended June 26, 2004 as compared to the prior year period primarily relates to our newly acquired brands.

     On July 13, 2004, the SEC declared effective our registration statement, which we filed on Form S-2 under the Securities Act of 1933 in connection with a follow-on offering of our common stock. Under this registration statement, we registered 2,875,000 shares of common stock, including 375,000 shares subject to the underwriters’ over-allotment options (none of which have been exercised as of August 5, 2004), with a public offering price of $12.50 per share. On July 19, 2004, we completed the offering, issuing 2,500,000 shares at the $12.50 per share offering price, resulting in net proceeds, after deducting the underwriters fees and transaction costs, of approximately $28.5 million. We used these net proceeds and approximately $10.0 million of additional borrowings under our amended credit facility to finance the $35.5 million cash portion of the purchase price for the Altama acquisition, to refinance

Altama’s funded indebtedness and to pay related fees and expenses. The over-allotment options which we granted to the underwriters in the offering expire on August 30, 2004.

     On July 19, 2004, in connection with the Altama acquisition we increased our existing credit facility to a maximum of $33.4 million and extended the maturity date until June 30, 2006. The new facility includes an $18.0 million revolving line of credit and $15.4 million in term loans, including a new $10.0 million term loan.

Altama Acquisition

     In acquiring Altama, we purchased all of its outstanding capital stock for approximately $38.0 million, plus an earnout payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.

     Under the terms of the stock purchase agreement, we agreed to pay Mr. Wyatt $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with Mr. Wyatt which provides for an annual consulting fee of $100,000.

     Altama has manufactured military footwear for the U.S. Department of Defense, or DoD, for 35 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/Navy surplus stores, military catalogs and independent outdoor/ sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets. Altama’s net sales for the fiscal year ended September 27, 2003 were $31.6 million, consisting of 65% military sales and 35% commercial sales.

     Altama’s business generates lower gross margins than ours historically has generated. In fiscal 2003, Altama’s gross margin percentage was 25%, and ours was 43%. Therefore, we expect that the acquisition will cause our gross margin to be lower in the future. However, Altama’s selling, general and administrative expenses as a percentage of net sales in fiscal 2003 was significantly lower than ours. Therefore, we do not expect that our overall operating margin will significantly change as a result of the acquisition.

     As a result of its DoD business, Altama has different working capital requirements and lower inventory risks than we do. For its DoD business, Altama produces its inventory only upon receipt of orders under specific contracts. After completion of the manufacturing process, DoD orders are reviewed for quality assurance, and upon approval Altama bills the DoD. Altama’s accounts receivable days with DoD orders at April 3, 2004 was 51. In addition to assuming little, if any, inventory risk, Altama has significantly fewer days receivable outstanding.

Results of Operations

     The following table sets forth selected consolidated operating results for each of the quarterly and six month periods indicated and for each of the last two fiscal years, presented as a percentage of net sales.

	Fiscal Year Ended		Quarter Ended		Six Months Ended
	December 31,	December 27,	June 28,	June 26,	June 28,	June 26,
	2002	2003	2003	2004	2003	2004
Net sales	100%	100%	100%	100%	100%	100%
Costs of goods sold	62%	57%	58%	55%	57%	56%
Gross profit	38%	43%	42%	45%	43%	44%
Operating expenses and other expenses — net	28%	36%	47%	36%	41%	33%
Operating income (loss)	10%	7%	(5%)	9%	2%	11%
Interest expense	2%	2%	5%	1%	3%	1%
Earnings (loss) before income taxes	8%	5%	(10%)	8%	(1%)	10%
Income tax provision (benefit)	3%	3%	(1%)	3%	1%	4%
Net earnings (loss)	5%	2%	(9%)	5%	(2%)	6%

Fiscal Quarter Ended June 26, 2004 Compared to Fiscal Quarter Ended June 28, 2003.

Net Sales

     Net sales for the second quarter ended June 26, 2004 increased $6.3 million or 83.7%, increasing to $13.9 million from $7.6 million for the second quarter of 2003. Of this increase $5.9 million is attributable to acquired brand revenue associated with the H.S. Trask®, Ducks Unlimited®, and Royal Robbins® brand acquisitions which occurred during the second half of 2003. Giving effect to these acquisitions as if they occurred on January 1, 2003, the Company’s brands on a combined basis experienced flat year-over-year pro forma organic net sales growth based on $13.9 million in pro forma net sales for the second quarter period ended June 28, 2003. Net sales for the Company’s Trotters®, SoftWalk®, and Royal Robbins® brands increased 11.2% during the current quarter as compared to pro forma net sales for the prior year quarter, primarily associated with continued strong acceptance of these brands’ spring/summer product lines at retail. This sales percentage increase was offset by decreased sales from the Company’s H.S. Trask® and Ducks Unlimited® brands as compared to the prior year quarter’s pro forma net sales, resulting from a sourcing restructuring and product repositioning program which was completed during the current quarter. In addition, a portion of the current quarter sales included new designs and products that we developed during fiscal 2003 and during the current fiscal quarter of 2004. We expect to continue this level of investment in product design and development throughout the remainder of fiscal 2004.

Gross Profit

     Gross profit for the second quarter of fiscal 2004 increased 97% to $6.3 million as compared to $3.2 million for the comparable prior year period. Gross margin as a percentage of net sales increased to 45.3% compared to 42.2% in the prior year quarter. The increase in gross profit was primarily related to increased sales from the addition of the H.S. Trask®, Ducks Unlimited®, and Royal Robbins® product lines and an improved product sales mix among our new and prior brands.

Operating Expenses

     Selling, general and administrative expenses were $5.0 million, or 36% of net sales, for the second quarter of fiscal 2004 as compared to $2.6 million or 34% of net sales for the second quarter of fiscal 2003. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased sales, design and management compensation expenses.

     Our “Other expenses — net” was $26,000 for the second quarter of fiscal 2004 and consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities. Our “Other expenses — net” of $939,000 for the second quarter of fiscal 2003 consisted primarily of costs associated with the settlement of the dissenting stockholders’ litigation and relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California.

Interest Expense

     Interest expense for the second quarter of fiscal 2004 was $134,000 as compared to $386,000 in the comparable prior year period. Interest expense for the second quarter of 2003 included an interest charge of $346,000 related to the dissenting stockholders’ litigation. Excluding the dissenting stockholders interest charge, interest expense increased $94,000 from the prior year quarter total of $40,000. The increase in interest expense during 2004 was a result of increased indebtedness incurred to fund our two acquisitions in the second half of fiscal 2003.

Income Tax Provision

     We recorded income tax expense for the second quarter of fiscal 2004 of $465,000 as compared to a tax benefit of $51,000 for the comparable prior year period. Our effective tax rates during the quarters ended June 26, 2004 and June 28, 2003 were 42% and 40%, respectively. Approximately $611,000 of the dissenting stockholders litigation settlement paid in the second quarter of 2003 was not tax deductible. The increased effective tax rate for fiscal 2004 reflects our current operations, corporate structure and asset base. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Net Earnings

     Our net earnings for the second quarter of fiscal 2004 were $643,000 as compared to a net loss of $688,000 for the second quarter of fiscal 2003 and our net earnings per diluted share were $0.12 for the second quarter of 2004 as compared to a net loss of $0.19 per diluted share for the second quarter of fiscal 2003. This improvement is primarily due to the absence of litigation settlement and relocation costs which were incurred during the second quarter of 2003 and the Company’s increased net sales from the fiscal 2003 acquisitions, along with successful integration of these new brands and our continuing expense reduction efforts.

and sourcing.

Reconciliation

     The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “ — Results of Operations — Fiscal Quarter Ended June 26, 2004 Compared to Fiscal Quarter June 28, 2003 — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales, we have included unaudited prior year period net sales of H.S. Trask and Royal Robbins. This information is provided to present the combined companies’ results as if they were combined during the second quarter of fiscal 2003. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma Net
Sales
for the Three Months Ended
June 28, 2003
(in thousands)
Phoenix Footwear Group, Inc. (Actual)	$7,552
Acquired Brands (H.S. Trask & Co., Royal Robbins, Inc.)	6,367

Net Sales	$13,919

Fiscal Six Month Period Ended June 26, 2004 Compared to Fiscal Six Month Period Ended June 28, 2003.

Net Sales

     Net sales for the six months ended June 26, 2004 increased $15.8 million or 94.0%, increasing to $32.5 million from $16.8 million for the six months ended June 28, 2003. Of this increase $14.2 million is attributable to acquired brand revenue associated with the H.S. Trask®, Ducks Unlimited®, and Royal Robbins® brand acquisitions which occurred during the second half of fiscal 2003. Giving effect to these acquisitions as if they occurred on January 1, 2003, the Company’s brands on a combined basis generated $1.7 million in pro forma organic net sales growth for the six months ended June 26, 2004 or 5.6%, based on $30.8 million in pro forma net sales for the six months ended June 28, 2003. Net sales for the Company’s Trotters®, SoftWalk®, and Royal Robbins® brands increased 11.7% during the six month period ended June 26, 2004 as compared to pro forma net sales for the prior year period. This sales percentage increase was offset by decreased sales from the Company’s H.S. Trask® and Ducks Unlimited® brands as compared to the prior year period’s pro forma net sales resulting from a sourcing restructuring and product repositioning program which was completed during the second quarter of fiscal 2004. In addition, a portion of our sales for this period included new designs that we developed in fiscal 2003 and year-to-date in fiscal 2004. We expect to continue this level of investment in product design and development throughout fiscal 2004.

Gross Profit

Gross profit for the six months ended June 26, 2004 was $14.4 million or 44.4% of net sales as compared to $7.2 million or 43.0% of net sales in the same period of 2003. The increase in gross profit was primarily related to our 2003 brand acquisitions and an improved product sales mix among our new and prior brands.

Operating Expenses

     Selling, general and administrative expenses as a percentage of net sales were 33% or $10.8 million for the six months ended June 26, 2004 versus 32% or $5.5 million for the comparable prior year period. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased sales, design and management compensation expense.

     Our “Other expenses — net” was $60,000 for the six months ended June 26, 2004 and consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities. Our “Other expenses — net” of $1.4 million for the comparable six month period in fiscal 2003 consisted primarily of costs associated with the settlement of the dissenting stockholders’ litigation, relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California and the discontinued Antigua Enterprises acquisition effort.

Interest Expense

     Interest expense for the six month period ended June 26, 2004 was $304,000 as compared to $452,000 in the comparable prior year period. Interest expense for the six months ended June 28, 2003 included an interest charge of $376,000 related to the dissenting stockholders’ litigation. Excluding the dissenting stockholders interest charge, interest expense increased $228,000 from the prior year period total of $76,000. The increase in interest expense during 2004 was a result of increased indebtedness incurred to fund our two acquisitions in the second half of fiscal 2003.

Income Tax Provision

     We recorded income tax expense for the six months ended June 26, 2004 of $1.4 million as compared to $199,000 for the comparable prior year period. Our effective tax rates during the six month periods ended June 26, 2004 and June 28, 2003 were 42% and 40%, respectively. Approximately $611,000 of the dissenting stockholders litigation settlement paid during the first six months of fiscal 2003 was not tax deductible. The increased effective tax rate for fiscal 2004 reflects our current operations, corporate structure and asset base. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Net Earnings

     Our net earnings for the six months ended June 26, 2004 were $1.9 million as compared to a net loss of $313,000 for the six months ended June 28, 2003 and our net earnings per diluted share were $0.36 for the six months ended June 26, 2004 as compared to a net loss of $0.08 per diluted share for the same period of fiscal 2003. This improvement is primarily due to the absence of litigation settlement, relocation and acquisition expenses which were incurred during the six months ended June 28, 2003 and the Company’s increased net sales from our fiscal 2003 acquisitions, along with successful integration of these new brands and our continuing expense reduction efforts.

Reconciliation

     The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “— Results of Operations — Fiscal Six Month Period Ended June 26, 2004 Compared to Fiscal Six Month Period Ended June 28, 2003 — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales, we have included unaudited prior year period net sales of H.S. Trask and Royal Robbins. This information is provided to present the combined companies’ results as if they were combined during the six month period ended June 28, 2003. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma Net
Sales
for the Six Months Ended
June 28, 2003
(in thousands)
Phoenix Footwear Group, Inc. (Actual)	$16,759
Acquired Brands (H.S. Trask & Co., Royal Robbins, Inc.)	14,044

Net Sales	$30,803

Seasonal and Quarterly Fluctuations

     The following sets forth our net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$9,207	$7,552	$11,002	$11,316
Income (loss) from operations	$691	$(353)	$1,714	$495

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,638	$13,876	—	—
Income from operations	$2,301	$1,242	—	—

     Our quarterly results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from operations in our first and third quarters typically are stronger than in our second and fourth quarters.

Liquidity and Capital Resources

     Our primary liquidity requirements have continued to include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our credit facility, seller financing in acquisitions and equity issuances.

     During the first six months of fiscal 2004, the Company had a $24.8 million credit facility with Manufacturers and Traders Trust Company (“M&T”), which was comprised of an $18.0 million revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. On July 19, 2004, the Company increased its borrowing capacity under the credit facility with M&T to a maximum of $33.4 million and extended the maturity date until June 30, 2006 in connection with its acquisition of Altama Delta Corporation. The new facility is comprised of an $18.0 million revolving line of credit and $15.4 million in term loans, including a new $10.0 million term loan repayable in equal monthly installments maturing in July 2009. As of June 26, 2004 the maximum credit amount under the revolver is $15.0 million during the months of June through the following January and $18.0 million during the months of February through the following May, reduced by a $2.0 million amortized term loan and outstanding letters of credit. The revolver has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%. At June 26, 2004, LIBOR with a 90-day maturity was 1.59% and the prime rate was 4.25%.

     The borrowing base for the revolver under the Company’s current credit facility, as with the prior credit facility, is based on certain balances of accounts receivable and inventory, as defined in the agreement. Future uses of proceeds of the revolving credit facility are restricted to funding our working capital requirements and capital expenditures. The amended credit facility contains a security agreement and covenants that are similar to those of the prior credit facility. The amended credit facility also contains a covenant that requires us each fiscal year to prepay our new $10.0 million term loan to the bank in the amount of 50% of our adjusted cash flow, as defined in the amended credit agreement, up to a maximum of $1.5 million, if our borrowed funds for a fiscal year, as defined in the amended credit agreement, are greater than two times our earnings. It also restricts our ability to pay dividends. After December 31, 2005, we will be permitted to pay dividends on our common stock as long as we are not in default and doing so would not cause a default, and as long as our average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1. Our credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends, create certain liens and make acquisitions. It also contains certain financial maintenance covenants, which, among other things, specify capital expenditure limits, a maximum average borrowed funds to EBITDA ratio, current ratios and minimum cash flow coverage ratio and net earnings requirements. If we violate any of these covenants, or violate any other provision of our existing lending arrangement, our credit agreement provides that our lender has the right to accelerate repayment of all amounts outstanding under the agreement and/or to commence foreclosure proceedings on our assets. We were in compliance with all covenants under our existing credit facility at December 27, 2003 and remain so as of June 26, 2004.

     The outstanding balances for the revolving credit facility and our term loans at June 26, 2004 were $5.2 million and $5.4 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $3.3 million, was approximately $900,000 at June 26, 2004. On our first term loan, $1.5 million remained to be paid as of June 26, 2004 in two remaining consecutive $750,000 installments due on the first day of May in each subsequent year. On our second term loan, $2.5 million remained to be paid as of June 26, 2004 in 17 remaining consecutive quarterly $150,000 installments, due on May 1, August 1, November 1 and February 1 of each year. On our third term loan, $1.3 million remained to be paid as of June 26, 2004 in 53 remaining monthly $25,000 installments due on the first day of each month.

     As of July 24, 2004, the outstanding balances for the revolving credit facility and our term loans were $7.7 million and $15.3 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $2.7 million, was approximately $4.2 million at July 24, 2004. On our first term loan, $1.5 million remained to be paid as of July 24,

2004 in two remaining consecutive $750,000 installments due on the first day of May in each subsequent year. On our second term loan, $2.5 million remained to be paid as of July 24, 2004 in 17 remaining consecutive quarterly $150,000 installments, due on May 1, August 1, November 1 and February 1 of each year. On our third term loan, $1.3 million remained to be paid as of July 24, 2004 in 52 remaining monthly $25,000 installments due on the first day of each month. On our new term loan, $10.0 million remained to be paid as of July 24, 2004 in 60 remaining monthly $166,667 installments due on the first day of each month.

     Cash Flows Provided (Used) By Operations. During the six months ended June 26, 2004, our net cash provided by operations was $724,000 and during the six months ended June 28, 2003, our net cash used by operations was $2.8 million. The increase in cash provided by operations was primarily due to the increase in net earnings related to increased sales, a reduction in inventories and the absence of litigation settlement payments. These amounts were partially offset by increases in accounts receivable and other current assets.

     Working capital at the end of the second quarter of fiscal 2004 was approximately $15.2 million, compared to approximately $13.4 million at the end of fiscal 2003. The improvement in working capital at the end of the second quarter of fiscal 2004 compared to the end of fiscal 2003 was due primarily to the impact of our fiscal 2003 acquisitions. These acquisitions result in increases in short and long term debt and increased accounts receivable balances. Our current ratio, the relationship of current assets to current liabilities, increased to 2.50 at the end of the second quarter of fiscal 2004 from 2.37 at the end of fiscal 2003 due primarily to our fiscal 2003 acquisitions. Accounts receivable days increased from 76 days at the end of fiscal 2003 to 80 days at the end of the second quarter of fiscal 2004, reflective of extended payment terms and a lower ratio of direct consumer sales associated with our H.S. Trask brand.

     Investing Activities. In the six months ended June 26, 2004, our cash used in investing activities totaled $554,000 compared to cash provided by investing activities in the comparable period of fiscal 2003 of $364,000. During the six months ended June 26, 2004 cash used in investing activities was primarily due to purchases of equipment. Cash provided by investing activities in the comparable period of fiscal 2003 consisted mostly of net proceeds from the disposal of property and equipment.

     For the remainder of the current fiscal year, we anticipate capital expenditures of approximately $50,000, which will consist generally of new computer equipment. This amount also includes capital expenditures that Altama’s business will require for the remainder of fiscal 2004, primarily for equipment upgrades. The actual amount of capital expenditures for fiscal 2004 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.

     Financing Activities. For the six months ended June 26, 2004, our net cash used by financing activities was $1.2 million compared to cash provided by financing activities of $1.7 million for the comparable period of fiscal 2003. The cash used in the current year period was primarily due to net payments made on our revolving line of credit and notes payable combined with the repurchase of common stock from our 401(k) plan upon the election of terminated plan participants, partially offset by cash received from stock option exercises. Additionally, the Company incurred a $48,000 bank overdraft during the current year period related to the timing of cash receipts and disbursements. Cash provided by financing activities in the comparable prior year period relates primarily to net borrowings made on our revolving line of credit used to pay the dissenting stockholders settlement expenses, partially offset by the repurchase of common stock from our 401(k) plan upon the election of terminated plan participants.

     Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility, net of outstanding letters of credit, of approximately $4.2 million at July 24, 2004, will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earnout payment requirements and fund capital expenditures other than future acquisitions.

Contractual Obligations

     In the Annual Report on Form 10-K for the year ended December 27, 2003 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the quarter ended June 26, 2004, there have been no material changes in the contractual obligations specified.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

     We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 27, 2003 and June 26, 2004, we had $12.1 million and $10.6 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $106,000 impact on income before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

     Critical Accounting Policies:

     As of June 26, 2004, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 27, 2003.

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

     These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, that may affect the operations, performance, development and results of our business, including those described below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

     Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report.

     Furthermore, we have a policy against publishing financial forecasts or projections issued by others or confirming financial forecasts, or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Risk Factors

     Our acquisitions or acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition

Acquisitions have been an important part of our development to date. During fiscal 2003, we acquired Royal Robbins and H.S. Trask. On July 19, 2004, we acquired Altama. As part of our business strategy, we intend to make additional acquisitions in the footwear and apparel industry that we feel could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts, such as our attempted acquisition of Antigua Enterprises Inc. last year, may result in significant additional expenses that would not otherwise be incurred. In fiscal 2003, we incurred $285,000 of such costs. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully

     Our principal business is the design, development and marketing of footwear and apparel. Although our focus is on traditional and sustainable niche brands, our brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, in fiscal 2002, our Trotters brand experienced decreased retail acceptance of certain styles, which adversely affected our net sales. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, such as our H.S. Trask women’s and Strol brands, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.

We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business and stock price could be harmed

     We face intense competition in the footwear and apparel industry from other companies, such as Brown Shoe Company, which markets the Naturalizer® brand, and Columbia Sportswear Company®. Many of our competitors have greater financial, distribution or marketing resources, as well as greater brand awareness. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for the introduction of competitors with new products. Moreover, new companies may enter the markets in which we compete, further increasing competition in the footwear and apparel industry.

     We believe that our ability to compete successfully depends on a number of factors, including anticipating and responding to changing consumer demands in a timely manner, maintaining brand reputation and authenticity, developing high quality products that appeal to consumers, appropriately pricing our products, providing strong and effective marketing support, ensuring product availability and maintaining and effectively assessing our distribution channels, as well as many other factors beyond our control. Due to these factors within and beyond our control, we may not be able to compete successfully in the future. Increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, each of which would adversely affect the trading price of our common stock.

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business

     Ten major customers represented approximately 39% of net sales in fiscal 2003; and most of these same customers represented 34% of net sales in fiscal 2002 and 38% of net sales in fiscal 2001. Sales to any one customer in fiscal 2003, 2002 and 2001 did not exceed 10% of our net sales, except for Dillard’s department stores, which accounted for 11%, 12% and 11% of our net sales in fiscal 2003, 2002 and 2001, respectively. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business.

     In addition, majority of sales in our Altama brand have been with a single customer, the Defense Support Center Philadelphia, or DSCP, an agency of the DoD. In Altama’s fiscal year ended September 27 2003, over 60% of its net sales were with the DoD, which could represent over 30% of our net sales on a combined basis. Even though Altama’s level of business with this customer has grown over the past few years, due largely to increased deployment of armed forces, there is no certainty that this will continue after our proposed acquisition. Material reductions in the level of orders from the DoD would harm our operating results and deprive us of the benefits that we expect to receive from the Altama acquisition.

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows

     We sell much of our merchandise to major department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 20% of trade accounts receivable outstanding at December 27, 2003. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement

     We believe that we derive a competitive advantage from our ownership of the Trotters, SoftWalk, H.S. Trask, Royal Robbins and Altama trademarks, and our patented footbed technology. In addition, we own and license other trademarks that we utilize in marketing our products. We vigorously protect our trademarks against infringement. We believe that our trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source our products. We cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability that could divert our management’s attention and resources and otherwise adversely affect our business or financial condition.

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products

     We currently rely on foreign sourcing of our products, other than most of our military footwear. We believe that one of the key factors in our growth has been our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We obtain our foreign-sourced products primarily from independent third-party manufacturing facilities located in Brazil, Asia and South America. As a result, we are subject to the general risks of doing business outside the U.S., including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

Our reliance on independent manufacturers for most of our products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships

     In fiscal 2003, 13 manufacturers accounted for 100% of our footwear volume. Following our recent acquisition of Altama, which in fiscal 2003 manufactured approximately 84% of the products it sold, we anticipate that approximately 70% of our net sales could come from products sourced from third party manufacturers. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

     In addition, in the past, a manufacturer’s failure to ship products to us in a timely manner or to meet the required quality standards has caused us to miss the delivery date requirements of our customers for those items. This, in turn, has caused, and may in the future cause, customers to cancel orders, refuse to accept deliveries or demand reduced prices. This could adversely affect our business and results of operation.

Our results could be adversely affected by disruptions in the manufacturing system for our Altama brand

     During fiscal 2003, Altama’s manufacturing operations produced approximately 84% of the products Altama sold. We expect that these products could represent over 30% of our combined net sales. Any significant disruption in those operations for any reason, such as power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business.

If we are unable to replace revenues from sales to the DoD of products planned to be discontinued, our net sales and our consolidated operating results would be adversely affected

     Under our current contract with the DoD under our Altama brand, we manufacture three models of mil-spec combat boots. One of these models, the all-leather combat boot, is being discontinued by the DoD, in favor of a new waterproof infantry combat boot. Altama’s sales of the all-leather combat boot to the DoD were $8.1 million and $2.9 million, representing approximately 40% and 19% of Altama’s net sales from sales to the DoD for fiscal 2003 and the six months ended April 3, 2004, respectively.

     In March 2003, DSCP awarded contracts to supply the infantry combat boot. To date, we have not been awarded a contract to produce the new infantry combat boot. While there may be additional opportunities to bid on infantry combat boot and other waterproof boot contracts in the future, particularly as the U.S. Army transitions from the all-leather combat boot, our failure to be awarded a contract in March 2003 may be a significant disadvantage in bidding on future contracts. Furthermore, our ability to bid successfully for waterproof boot contracts may depend on its ability to license waterproof technology from suppliers qualified by the government. This would require that our manufacturing process be certified for the use of such technology, and there can be no assurance that we will obtain such certification. Consequently, we anticipate that our net sales to the DoD will decline if we are not able to obtain awards of contracts for infantry combat boots or any other new models or increased percentages of awards for existing mil-spec boots it currently manufactures.

Doing business with the U.S. government entails many risks that could adversely affect us through the early termination of our contracts or by interfering with Altama’s ability to obtain future government contracts

     Our contracts with the DoD under the Altama brand are subject to partial or complete termination under specified circumstances including, but not limited to, the following circumstances:

•	the convenience of the government;

•	the lack of funding; or

•	our actual or anticipated failure to perform our contractual obligations.

     Additionally, there could be changes in government policies as a result of election results or changes in political conditions or other factors that could significantly affect the level of troop deployment. Any of these occurrences could adversely affect the level of business we do with the DoD and, consequently, our operating results. In addition, there is no certainty that the DSCP will exercise renewal options on any contract we may have or that we will be awarded future DSCP boot solicitations. Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years.

     The DSCP and other DoD agencies with which Altama may do business are also subject to unique political and budgetary constraints and have special contracting requirements that may affect the contract or Altama’s ability to obtain new government customers. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that frequently occur in the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed.

     Government agencies have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because Altama engages in the governmental contracting business, it has been and will be subject to audits and may be subject to investigation by governmental entities. Failure to comply with the terms of any of Altama’s government contracts could result in substantial civil and criminal fines and penalties, as well as Altama’s suspension from future government contracts for a significant period of time, any of which could adversely affect our business by requiring us to spend money to pay the fines and penalties and prohibiting us from earning revenues from government contracts during the suspension period.

     Furthermore, our failure to qualify as a small business under federal regulations following the acquisition could reduce the likelihood of our ability to received awards of future DoD contracts. Altama qualified as a small business at the time of its bid for the current DoD contract. Small business status, having less than 500 employees, is a factor that the DoD considers in awarding its military boot contracts. Our combined employment with Altama could exceed 500 employees in the future, which could adversely affect its ability to obtain future contract awards.

The Altama brand has grown at significant rates over the past three years, and there can be no assurance that our net sales growth under this brand will continue at this rate

     In the last three fiscal years, Altama’s net sales from sales to the commercial market have grown significantly. This has contributed in part to Altama’s overall growth in net sales over that period. This growth has been due in part to added customer demand, increased pricing and expansion of customers, and in particular, higher international demand as the result of increasing military and security personnel to fight the war on terrorism. There is no assurance that this level of demand will continue or that we will be able to achieve or maintain this level of growth in the commercial market after the acquisition.

We depend on our senior executives to develop and execute our strategic plan and manage our operations, and if we are unable to retain them, our business could be harmed

     Our future success depends upon the continued services of James Riedman, our Chairman of the Board, who has played a key role in developing and implementing our strategic plan. We also rely on Greg Tunney, our President and Chief Operating Officer, to manage our overall operations. Our loss of any of these individuals would harm us if we are unable to employ a suitable replacement in a timely manner. We do not maintain key man insurance on Messrs. Riedman or Tunney or any of our other senior executives.

Fluctuations in the price, availability and quality of raw materials could adversely affect our gross profit

     Fluctuations in the price, availability and quality of raw materials, such as leather and bison hides, used to manufacture our products, could adversely affect our cost of goods or our ability to meet our customers’ demands. Although we do not expect our foreign manufacturing partners, or us in manufacturing for our Altama brand, to have any difficulty in obtaining the raw materials required for footwear production, certain sources may experience some difficulty in obtaining raw materials. For example, in fiscal 2002, the availability of leather decreased as a result of destruction of livestock due to concerns about “mad cow” disease and “hoof and mouth” disease. We generally do not enter into long-term purchase commitments. In the event of price increases in these raw materials in the future, we may not be able to pass all or a portion of these higher raw materials prices on to our customers, which would adversely affect our gross profit.

A decline in general economic conditions could lead to reduced consumer demand for our products and could lead to a reduction in our net sales, and thus in our ability to obtain credit

     In addition to consumer fashion preferences, consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. For example, in fiscal 2002 and fiscal 2003, the U.S. economy, and more specifically the retail environment, experienced a general slowdown, and adversely affected consumer spending habits, which we believe contributed to the decline in the net sales of our Trotters brand that fiscal year. Future slowdowns would likely cause us to delay or slow our expansion plans and result in lower net sales than expected on a quarterly or annual basis, which could lead to a reduction in our stockholders’ equity and thus our ability to obtain credit as and when needed.

Our recently completed acquisitions make evaluating our operating results difficult given the significance of these acquisitions to our operations, and our historical results do not give you an accurate indication of how we will perform in the future

     Our historical results of operations do not give effect for a full fiscal year to our 2003 acquisitions of H.S. Trask and Royal Robbins or our recent Altama acquisition. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of these acquisitions, or give you an accurate indication of how Phoenix Footwear, including the H.S. Trask, Royal Robbins and Altama operations, will perform in the future.

     Additionally, we do not have experience in selling to the government, which comprises a significant amount of Altama’s net sales. We plan to continue the employment of Altama employees who do have such experience. There can be no assurance that any or all of the employees of Altama with this experience will continue with us after the acquisition.

The financing of any future acquisitions we make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt

     Our business strategy is to expand into new markets and enhance our position in existing markets through acquisitions. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and hence our risk of default under our secured credit facility. For example, in financing our recent Altama acquisition we issued 2,500,000 shares of our common stock in a registered public offering, granted an over-allotment option to the co-managing underwriters to purchase an additional 375,000 shares on or before August 30, 2004, issued 196,967 shares of our common stock in a private placement to Altama’s sole shareholder and incurred approximately $10.0 million of additional debt under our amended credit facility to pay the purchase price and to refinance Altama’s funded indebtedness.

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank

     We have a $33.4 million secured credit facility with our bank. As of July 23, 2004, we had $23.0 million outstanding under this facility. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. If we default under our credit arrangement and are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods

     Our business acquisitions typically result in goodwill and other intangible assets. As of June 26, 2004, we had $9.0 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our intangible assets annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.

The exercise of outstanding stock options and warrants, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share

     As of July 21, 2004, we had outstanding 7,851,060 shares of common stock, including 478,513 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 478,513 unallocated shares will be allocated at the rate of approximately 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. In addition, as of that date, we had outstanding options and warrants to purchase 1,551,261 shares at exercise prices ranging from $1.725 to $15.00 per share. The exercise of all or part of these options or warrants would cause our stockholders to experience a dilution in their percentage ownership for legal purposes.

The charge to earnings from the compensation to employees under our employee retirement plan could adversely affect the value of your investment in our common stock

     As of July 21, 2004, our 401(k) plan held 478,513 unallocated shares of our common stock, which constituted approximately 9% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2002 and 2003, we recorded expenses for this allocation of $237,000 and $402,000, respectively, and for fiscal 2004 we expect to record $852,000 in expenses for this allocation. As our stock price increases, we must take a higher charge for this allocation and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock

     James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 29.4% of our outstanding shares as of July 21, 2004. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 33.1% as of July 21, 2004. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

Our inventory levels may exceed our actual needs, which could adversely affect our operating results by requiring us to make inventory write-downs

     If we order more product than we are able to sell, we could be required to write-down this inventory, adversely affecting our margins and in turn, our operating results. This could occur as the result of change in customer order patterns, general sales activity, orders subject to cancellation by customers, misforecasting and consumer demand. Write-downs of inventory could adversely affect our gross profit and operating results.

Our financial results may fluctuate from quarter to quarter as a result of seasonality in our business, and if we fail to meet expectations, the price of our common stock may fluctuate

     The footwear and apparel industry generally, and our business specifically, are characterized by seasonality in net sales and results of operations. Our business is seasonal, with the first and third quarters generally having stronger sales and operating results than the other two quarters. These events could cause the price of our common stock to fluctuate.

Delaware law, our charter documents and agreements with our executives may impede or discourage a takeover, even if a takeover would be in the interest of our stockholders

     We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholders’ approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. All options issued under our stock option plans automatically vest upon a change in control unless otherwise determined by the compensation committee. In addition, several of our executive officers have employment agreements that provide for significant payments on a change in control. These factors and provisions in our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock or reduce our ability to achieve a premium in such sale, which could limit the market value of our common stock and prevent you from maximizing the return on your investment.

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

     Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. As of July 21, 2004, there were 7,851,060 shares of our common stock outstanding. Of our currently outstanding shares of common stock, 4,504,239 shares will be freely tradable without restriction or further registration under federal securities laws. This does not include 375,000 shares that are issuable upon exercise on or before August 30, 2004 of an over-allotment option we granted to our co-managing underwriters in our recent follow-on public offering and would be also be freely tradable upon exercise. The remaining 3,346,821 shares are held by our affiliates or were issued in a private placement and are considered restricted or control securities and are subject to the trading restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. These securities cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is otherwise available.

     Of the restricted shares, 699,980 shares have been registered for resale pursuant to our obligations to former H.S. Trask stockholders, and we are required to keep those shares registered until August 7, 2004, subject to permitted blackout and required extension periods. On July 19, 2004, we exercised our right to declare a blackout period for 30 days, extending our registration obligation to October 1, 2004. We also have in effect registration statements on Form S-8 covering 1,500,000 shares of common stock, under our 2001 Long-Term Incentive Plan, 1,007,261 shares of which are subject to previously granted options and the remainder of which are available for future awards under that plan.

     Our principal stockholders, James Riedman and Riedman Corporation, who beneficially own in the aggregate 2,305,565 shares of our common stock and vested options to acquire an additional 437,862 shares, have demand registration rights covering 1,152,710 of the shares they beneficially own. In connection with our recent Altama acquisition, we entered into a registration rights agreement with Altama’s sole shareholder for 196,967 shares issued in a private placement to him in connection with the acquisition. The registration rights agreement will grant to Altama’s sole shareholder, subject to certain conditions, one demand registration exercisable between 180 days and three years after the acquisition closing and unlimited piggyback registration rights for registration statements we file with the SEC during the three years following the closing except in limited circumstances.

     Significant resales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our stock price has increased significantly during the past 12 months and may fluctuate or decline in the future, which could result in litigation against us and significant losses for investors

     Our stock price has increased significantly during the past 12 months and in the future may not continue to increase at the same rate or may decline. This may occur in response to a number of factors, including the following:

•	the failure of our quarterly operating results or those of similarly situated companies to meet expectations;

•	adverse developments in the footwear or apparel markets and the worldwide economy;

•	changes in interest rates;

•	our failure to meet investors’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing stockholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets to announcements and developments involving our company, including future acquisitions and related financing activities; and

•	natural disasters, riots, wars, geopolitical events or other developments affecting us or our competitors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 27, 2003 and June 26, 2004, we had $12.1 million and $10.6 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $106,000 impact on income before income taxes. We do not have any foreign currency risk. We do not enter into any of these transactions for speculative purposes.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e),) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Part II — Other Information

Item 1. Legal Proceedings

     On June 21, 2004, we filed a lawsuit against Mark Tucker, Inc., Sears, Roebuck and Co., Saks Incorporated, Saks & Company, and Saks Fifth Avenue Enterprises, Inc. for infringement of our patent relating to the insole construction for our SoftWalk brand footwear. The suit was commenced in the United States District Court for the Southern District of California, and alleges that the defendants made and sold products in the United States that infringe our United States patent No. 6,675,501. We are requesting injunctive relief and the payment of damages and attorneys’ fees.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 11, 2004. At the meeting, the following nominees were elected as directors to hold office until the Annual Meeting of Stockholders to be held in 2005, and until his successor is elected and shall qualify:

Nominee	Votes For	Votes Withheld
John C. Kratzer	4,281,409	4,764
Steven M. DePerrior	4,226,255	59,918
Gregory M. Harden	4,280,357	5,816
Wilhelm Pfander	4,249,409	36,764
Frederick R. Port	4,281,457	4,716
John M. Robbins	4,281,457	4,716
Richard E. White	4,281,457	4,716
James R. Reidman	4,279,657	6,516
Greg A. Tunney	4,280,323	5,850

     The proposal to amend the 2001 Long-Term Incentive Plan to increase the number of shares of Common Stock which can be awarded thereunder from 1,000,000 to 1,500,000 was ratified. The voting for the proposal was as follows:

For — 2,858,889	Against — 180,632	Abstain — 12,804

Item 6. Exhibits and Reports on Form 8-K:

a)	Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1 — Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

Exhibit 10.1 — Employment Agreement by and between Phoenix Footwear Group, Inc. and Richard E. White, dated June 15, 2004 (incorporated by reference to Exhibit No. 10.18 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.2 — Form Indemnity Agreement by and between Phoenix Footwear Group, Inc. and the directors and executive officers of the Company (incorporated by reference to Exhibit No. 10.19 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.3 — Lock-Up Agreement executed by Riedman Corporation dated May 19, 2004 (incorporated by reference to Exhibit No. 10.25 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.4 — Lock-Up Agreement executed by the Retirement Committee of the Phoenix Footwear Group, Inc. (formerly Daniel Green Company) Retirement Savings Partnership Plan dated June 10, 2004 (incorporated by reference to Exhibit No. 10.26 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.5 — Form Lock-Up Agreement executed by the directors, officers and certain principal shareholders of Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit No. 10.27 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.6 — Registration Rights Agreement by and between Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004

Exhibit 10.7 — Escrow Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Escrow Agent, dated July 19, 2004

Exhibit 10.8 — Consulting Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004

Exhibit 10.9 — Non-Competition and Confidentiality Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004

Exhibit 10.10 — Third Amended and Restated Revolving Credit and Term Loan Agreement By and Between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated July 19, 2004

Exhibit 10.11 — Letter Agreement by and between Altama Delta Corporation and Ro-Search, Incorporated dated September 13, 1984, as amended (incorporated by reference to Exhibit No. 10.28 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.12 — Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit No. 10.29 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 31.1 — Section 302 Certification of Chief Executive Officer

Exhibit 31.2 — Section 302 Certification of Chief Financial Officer

Exhibit 32.1 — Section 906 Certification of Chief Executive Officer and Chief Financial Officer

b)	Forms 8-K

1)	On June 16, 2004, the Company filed a report on Form 8-K announcing that it intended to increase the size of its proposed registered follow-on public offering of common stock to approximately 2,500,000 shares and expected to grant the co-managing underwriters an over-allotment option to purchase up to an additional 375,000 shares from the Company.

2)	On June 15, 2004, the Company filed a report on Form 8-K announcing the appointment of Richard E. White as the Company’s Chief Executive Officer, effective June 15, 2004.

3)	On June 15, 2004, the Company filed a report on Form 8-K announcing the execution of a definitive stock purchase agreement to purchase all of the outstanding capital stock of Altama Delta Corporation.

4)	On April 20, 2004, the Company filed a report on Form 8-K announcing its first quarter 2004 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.
Date: August 6, 2004	/s/ Richard E. White
Richard E. White
Chief Executive Officer

Date: August 6, 2004	/s/ Kenneth E. Wolf
Kenneth E. Wolf
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
Exhibit 2.1	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

Exhibit 10.1	Employment Agreement by and between Phoenix Footwear Group, Inc. and Richard E. White, dated June 15, 2004 (incorporated by reference to Exhibit No. 10.18 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.2	Form Indemnity Agreement by and between Phoenix Footwear Group, Inc. and the directors and executive officers of the Company (incorporated by reference to Exhibit No. 10.19 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.3	Lock-Up Agreement executed by Riedman Corporation dated May 19, 2004 (incorporated by reference to Exhibit No. 10.25 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.4	Lock-Up Agreement executed by the Retirement Committee of the Phoenix Footwear Group, Inc. (formerly Daniel Green Company) Retirement Savings Partnership Plan dated June 10, 2004 (incorporated by reference to Exhibit No. 10.26 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.5	Form Lock-Up Agreement executed by the directors, officers and certain principal shareholders of Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit No. 10.27 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.6	Registration Rights Agreement by and between Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004

Exhibit 10.7	Escrow Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Escrow Agent, dated July 19, 2004

Exhibit 10.8	Consulting Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004

Exhibit 10.9	Non-Competition and Confidentiality Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004

Exhibit 10.10	Third Amended and Restated Revolving Credit and Term Loan Agreement By and Between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated July 19, 2004

Exhibit 10.11	Letter Agreement by and between Altama Delta Corporation and Ro-Search, Incorporated dated September 13, 1984, as amended (incorporated by reference to Exhibit No. 10.28 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 10.12	Award/ Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit No. 10.29 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer