Form 10-Q
period 2004-09-25
PHOENIX FOOTWEAR GROUP INC
filed 2004-11-09
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☑ For the quarterly period ended September 25, 2004

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 001-31309

PHOENIX FOOTWEAR GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	15-0327010

(State or Other Jurisdiction of	IRS Employer
Incorporation or Organization)	Identification No.)

5759 Fleet Street, Suite 220, Carlsbad,
California	92008

(Address of Principal Executive Offices)	(Zip Code)

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

     Yes ☑                      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐                      No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 1, 2004
Common, $0.01 par value	7,850,085

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 25,	December 27,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$775,000	$1,058,000
Accounts receivable (less allowances of $1,513,000 in 2004 and $1,026,000 in 2003)	16,103,000	8,083,000
Inventories-net	21,503,000	12,717,000
Other receivable	1,275,000	530,000
Other current assets	2,398,000	803,000

Total current assets	42,054,000	23,191,000
PLANT AND EQUIPMENT — Net	3,706,000	1,623,000
OTHER ASSETS:
Other assets — net	64,000	115,000
Goodwill	19,723,000	5,178,000
Unamortizable intangibles	17,975,000	3,820,000
Intangible assets, net	4,920,000	1,766,000
Other receivable	189,000	718,000

Total other assets	42,871,000	11,597,000

TOTAL ASSETS	$88,631,000	$36,411,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,398,000	$4,782,000
Accrued expenses	1,863,000	1,077,000
Contingent liability	—	1,942,000
Notes payable — current	3,656,000	1,661,000
Deferred income tax	195,000	195,000
Income taxes payable	—	111,000

Total current liabilities	12,112,000	9,768,000
OTHER LIABILITIES:
Notes payable — noncurrent	11,178,000	4,941,000
Note payable, line of credit	12,100,000	5,480,000
Other long-term liabilities	1,643,000	—
Deferred income tax liability	1,235,000	1,235,000

Total other liabilities	26,156,000	11,656,000

Total liabilities	38,268,000	21,424,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 7,852,000 and 5,061,000 shares issued in 2004 and 2003, respectively	78,000	51,000
Additional paid-in-capital	42,738,000	11,190,000
Retained earnings	8,927,000	5,320,000

	51,743,000	16,561,000

Less: Treasury stock at cost, 500,000 and 603,000 shares in 2004 and 2003, respectively	(1,380,000)	(1,574,000)

Total stockholders’ equity	50,363,000	14,987,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,631,000	$36,411,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
NET SALES	$23,176,000	$11,002,000	$55,690,000	$27,761,000
COST OF GOODS SOLD	13,345,000	6,463,000	31,424,000	16,015,000

GROSS PROFIT	9,831,000	4,539,000	24,266,000	11,746,000

OPERATING EXPENSES:
Selling, general and administrative expenses	6,907,000	3,009,000	17,740,000	8,463,000
Other (income) expenses — net	3,000	(184,000)	62,000	1,231,000

Total operating expenses	6,910,000	2,825,000	17,802,000	9,694,000

OPERATING INCOME	2,921,000	1,714,000	6,464,000	2,052,000
INTEREST EXPENSE	199,000	61,000	503,000	513,000

EARNINGS BEFORE INCOME TAXES	2,722,000	1,653,000	5,961,000	1,539,000
INCOME TAX PROVISION	994,000	507,000	2,354,000	706,000

NET EARNINGS	$1,728,000	$1,146,000	$3,607,000	$833,000

NET EARNINGS PER SHARE (Note 5)
Basic	$.26	$.28	$.68	$.22

Diluted	$.24	$.26	$.61	$.20

SHARES OUTSTANDING:
Basic	6,665,616	4,066,444	5,272,501	3,777,910

Diluted	7,331,021	4,479,444	5,903,212	4,092,379

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 25,	September 27,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,607,000	$833,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	753,000	170,000
Allocation of shares in defined contribution plan	854,000	402,000
Loss on sale of property and equipment	—	8,000
Changes in assets and liabilities (net of impact of acquisitions):
(Increase) decrease in:
Accounts receivable — net	(5,761,000)	(2,564,000)
Inventories — net	(2,544,000)	(315,000)
Other current receivable	(172,000)	(229,000)
Other current assets	(412,000)	(209,000)
Other noncurrent assets	58,000	568,000
Increase (decrease) in:
Accounts payable	999,000	761,000
Accrued expenses	(89,000)	(411,000)
Other liabilities and liability to former stockholders	(339,000)	(1,806,000)
Income taxes payable	(111,000)	491,000

Net cash used by operating activities	(3,157,000)	(2,301,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(872,000)	(214,000)
Proceeds from disposal of property and equipment	—	457,000
Acquisitions, net of cash acquired	(37,862,000)	(2,739,000)

Net cash used by investing activities	(38,734,000)	(2,496,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on note payable-line of credit	6,980,000	4,466,000
Proceeds from notes payable	8,013,000	—
Repayments of notes payable	(1,775,000)	(750,000)
Issuance of common stock	28,490,000	57,000
Debt issuance and other costs	—	(40,000)
Purchases of treasury stock	(100,000)	(201,000)

Net cash provided by financing activities	41,608,000	3,532,000

NET DECREASE IN CASH	(283,000)	(1,265,000)
CASH — Beginning of period	1,058,000	1,265,000

CASH — End of period	$775,000	$—

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$507,000	$969,000

Income taxes	$2,439,000	$233,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Description of Business and Summary of Significant Accounting Policies

1. Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2003 and the Company’s Form 8-K filed on August 3, 2004, for the significant acquisition of Altama Delta Corporation. (See Note 3). The results of operations for the three and nine months ended September 25, 2004, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

     On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these consolidated financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.

Principles of Consolidation

     The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly owned subsidiaries, Penobscot Shoe Company (“Penobscot”), H.S. Trask & Co (“Trask”), Royal Robbins, Inc. (“Robbins”) and Altama Delta Corporation (“Altama”). Intercompany accounts and transactions have been eliminated in consolidation. The results of Trask’s, Robbins’ and Altama’s operations have been included in the consolidated financial statements since the date of their respective acquisitions.

Accounting Period

     Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The third quarters consisted of the 13 weeks ended September 25, 2004 and September 27, 2003.

Revenue Recognition

     As of September 25, 2004, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 27, 2003. In connection with our acquisition of Altama, the following critical accounting policy is included with the critical accounting policies set forth in the Annual Report on Form 10-K for the year ended December 27, 2003.

     Altama sells boots to the United States government under a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the government’s Quality Assurance Representative, thereby transferring ownership to the government. After inspection and acceptance, the Company invoices and receives payment from the government, and warehouses and distributes the related boots against government requisition orders. The government owned inventory is segregated in the Company’s warehouse.

2. Goodwill and Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the quarter and nine month period ended September 25, 2004. The following sets forth the intangible assets by major asset class:

		September 25, 2004			December 27, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-amortizing:
Trademarks/tradenames and DoD relationship		$17,975,000	$—	$17,975,000	$3,820,000	$—	$3,820,000
Amortizing:
Customer lists	5-13	3,222,000	190,000	3,032,000	1,513,000	43,000	1,470,000
Other	2-5	2,016,000	128,000	1,888,000	311,000	15,000	296,000

Total intangible assets		$5,238,000	$318,000	$4,920,000	$1,824,000	$58,000	$1,766,000

     Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During the three and nine month periods ended September 25, 2004 aggregate amortization expense was approximately $157,000 and $260,000, respectively. During both the three and nine month periods ended September 27, 2003 aggregate amortization expense was $16,000. Amortization expense related to intangible assets at September 25, 2004 in each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2004	$190,000
2005	759,000
2006	750,000
2007	750,000
2008	736,000
2009	529,000
Thereafter	1,206,000

$4,920,000

     Changes in goodwill during the quarter ended September 25, 2004 related primarily to the acquisition of Altama.

3. Acquisition

     On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $38.0 million, plus an earnout payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million. In addition, we incurred approximately $711,000 in acquisition related expenses and entered into a $1.7 million non-compete agreement with the former owner of Altama, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.

     Under the terms of the stock purchase agreement, we agreed to pay the previous owner $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with the previous owner which provides for an annual consulting fee of $100,000. The results of Altama’s operations have been included in the consolidated financial statements since the date of acquistion. Altama has manufactured military footwear for the U.S. Department of Defense, or DoD, for 35 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets.

     The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at July 19, 2004, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$9,735,000
Property, plant and equipment	1,705,000
Intangible assets, subject to amortization	3,413,000
Goodwill and unamortizable intangibles	28,700,000

Total assets acquired	43,553,000

Current liabilities	(3,164,000)

Net assets acquired	$40,389,000

      Of the $29.1 million of acquired goodwill and unamortizable intangible assets, $6.5 million was preliminarily allocated to registered trademarks and tradenames and $7.6 million was preliminarily allocated to the DoD relationship that are not subject to amortization. Intangible assets totaling $3.4 million which are subject to amortization have a weighted-average useful life of approximately 6.5 years. The intangible assets subject to amortization include commercial customer list of $1.7 million (eight year weighted-average useful life) and non-compete agreement of $1.7 million (five year weighted-average useful life).

     The following is the consolidated results of operations of the Company for the three and nine month periods ended September 25, 2004 and September 27, 2003, respectively, on a pro forma basis using internally generated unaudited information, assuming the Altama acquisition occurred at the beginning of the earliest period presented. This pro forma information is presented after giving effect to certain adjustments which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. This pro forma information does not purport to present what the Company’s consolidated results of operations would actually have been if the Altama acquisition had in fact occurred at the beginning of the periods indicated, nor do they project the Company’s consolidated results of operations for any future period.

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net sales	$23,382,000	$26,164,000	$78,237,000	$70,303,000

Gross profit	$9,849,000	$9,664,000	$30,488,000	$26,711,000

Net earnings	$1,619,000	$1,533,000	$6,087,000	$3,081,000

Net earnings per diluted common share	$0.20	$0.21	$.77	$0.45

4. Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. No employee stock-based compensation expense was recorded for the quarters or nine month periods ended September 25, 2004 and September 27, 2003. Pro forma information regarding net earnings and earnings per share as required by SFAS No. 123, and SFAS No. 148 are as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net earnings, as reported	$1,728,000	$1,146,000	$3,607,000	$833,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(225,000)	(60,000)	(480,000)	(167,000)

Pro forma net earnings	$1,503,000	$1,086,000	$3,127,000	$666,000

Earnings per common share:
Basic — as reported	$0.26	$0.28	$0.68	$0.22
Basic — pro forma	$0.23	$0.27	$0.59	$0.18
Diluted — as reported	$0.24	$0.26	$0.61	$0.20
Diluted — pro forma	$0.21	$0.24	$0.53	$0.16

     The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The weighted average fair value of the stock options granted was $7.02 and $3.51 for the quarters ended September 25, 2004 and September 27, 2003, respectively, and was $5.68 and $2.49 for the nine months ended September 25, 2004 and September 27, 2003, respectively. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility from stock	45.92%	38.61%	45.92%	38.61%
Risk free interest rates	4.73%	3.57%	4.73%	3.57%
Expected lives	10 years	10 years	10 years	10 years

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

5. Per Share Data

     In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 500,000 shares as of September 25, 2004, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first quarter of 2004, approximately 114,000 shares were allocated to the defined contribution 401(k) savings plan. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings (loss) and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share is presented below.

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Basic net earnings per share:
Net earnings	$1,728,000	$1,146,000	$3,607,000	$833,000
Weighted average common shares outstanding	6,665,616	4,066,444	5,272,501	3,777,910
Basic net earnings per share	$0.26	$0.28	$0.68	$0.22

Diluted net earnings per share:
Net earnings	$1,728,000	$1,146,000	$3,607,000	$833,000
Weighted average common shares outstanding	6,665,616	4,066,444	5,272,501	3,777,910
Effect of stock options outstanding	665,405	413,000	630,711	314,469

Weighted average common and potential common shares outstanding	7,331,021	4,479,444	5,903,212	4,092,379
Diluted net earnings per share	$0.24	$0.26	$0.61	$0.20

6. Contingent Liability

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

7. Debt

     During the first six months of fiscal 2004, the Company had a $24.8 million credit facility with Manufacturers and Traders Trust Company (“M&T”), which was comprised of an $18.0 million revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. On July 19, 2004, the Company increased its borrowing capacity under the credit facility with M&T to a maximum of $33.4 million and extended the maturity date until June 30, 2006 in connection with its acquisition of Altama Delta Corporation. This facility includes an $18.0 million revolving line of credit (“revolver”) and $15.4 million in term loans, including a new $10.0 million term loan which is repayable in equal monthly installments maturing in July 2009. Our obligations under our amended credit facility are secured by accounts receivable, inventory and equipment. The revolver and the notes payable to the bank contain certain financial covenants relative to average borrowed funds to earnings ratio, net earnings, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is restricted. After December 31, 2005, the Company is permitted to pay dividends on its common stock as long as it is not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1.

Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The revolver expires on June 30, 2006 and has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%. At September 25, 2004, LIBOR with a 90-day maturity was 1.95% and the prime rate was 4.75%.

     Long-term debt as of September 25, 2004 and December 27, 2003 consisted of the following:

	2004	2003
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	$5,000,000	$5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	7,100,000	480,000
Term loan payable to bank in monthly installments of $166,667 through 2009, interest due monthly at LIBOR plus 375 basis points	9,667,000	—
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	1,500,000	2,250,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	2,400,000	2,850,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	1,250,000	1,475,000
Other	17,000	27,000

	26,934,000	12,082,000
Less: current portion	3,656,000	1,661,000

Noncurrent portion	$23,278,000	$10,421,000

     The aggregate principal payments of notes payable are as follows:

2005	$3,656,000
2006	16,483,000
2007	2,903,000
2008	2,725,000
2009	1,167,000

Total	$26,934,000

8. Other (income) expenses — net

     Other (income) expenses — net, of $3,000 and $62,000 for the quarter and nine month periods ended September 25, 2004, respectively, consists primarily of expenses incurred in connection with non-capitalizable acquisition activities. The prior year quarter net (income) expense of $(184,000) for the quarter ended September 27, 2003, consisted primarily of an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion, offset by expenses totaling $109,000 related to the Trask acquisition and the ongoing relocation of the Company’s headquarters from Old Town, Maine to Carlsbad, California. The prior year expense of $1.2 million for the nine month period ended September 27, 2003, consisted primarily of costs associated with the settlement of the dissenting stockholders’ litigation, ongoing relocation of the Company’s corporate headquarters, the acquisition of Trask and the discontinued Antigua Enterprises acquisition effort. In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the relocation costs have been recorded as incurred at their fair values for the quarter and nine months ended September 27, 2003.

9. Operating Segment Information

     With the acquisition of Altama the Company’s principal operations have been classified into two business segments: footwear and apparel and military boot operations. The footwear and apparel operation designs, develops and markets various branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and South America and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate assets consist principally of cash, certain receivables and non-current assets.

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net revenues
Footwear and apparel	$16,431,000	$11,002,000	$48,945,000	$27,761,000
Military boots	6,745,000	—	6,745,000	—

	23,176,000	11,002,000	55,690,000	27,761,000
Operating income
Footwear and apparel	1,477,000	1,714,000	5,020,000	2,052,000
Military boots	1,444,000	—	1,444,000	—

	2,921,000	1,714,000	6,464,000	2,052,000
Interest expense	199,000	61,000	503,000	513,000
Provision for income taxes	994,000	507,000	2,354,000	706,000

Net earnings	$1,728,000	$1,146,000	$3,607,000	$833,000

Assets
Footwear and apparel	$53,104,000	$28,409,000
Military boots	36,106,000	—

	$89,210,000	$28,409,000

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

     In this presentation the Company discusses pro forma organic net sales growth, which is a non-GAAP financial measure of reported sales based on our pro forma net sales for the third quarter and the first nine months of fiscal 2003. Management believes that discussing pro forma organic net sales growth provides a better understanding of the Company’s net sales performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods on a comparable basis. SEC rules require supplemental explanation and reconciliation, which are provided at “— Results of Operations — Fiscal Quarter Ended September 25, 2004 Compared to Fiscal Quarter Ended September 27, 2003 — Reconciliation,” and “— Results of Operations — Fiscal Nine Month Period Ended September 25, 2004 Compared to Fiscal Nine Month Period Ended September 27, 2003 — Reconciliation.”

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

     These acquisitions added to our portfolio of brands, diversified our product offerings and customer base and provided a base for significant additional revenues in the future. Since making our acquisitions, we have integrated their operations with our infrastructure and sought to eliminate duplicative overhead and operational inefficiencies. The increase in revenues and operating expenses during the third quarter and nine months ended September 25, 2004 as compared to the prior year period primarily relates to our newly acquired brands.

     On July 13, 2004, the SEC declared effective our registration statement, which we filed on Form S-2 under the Securities Act of 1933 in connection with a follow-on offering of our common stock. Under this registration statement, we registered 2,875,000 shares of common stock, including 375,000 shares subject to the underwriters’ over-allotment options which were not exercised and expired on August 30, 2004. On July 19, 2004, we completed the offering, issuing 2,500,000 shares at the $12.50 per share offering price, resulting in net proceeds, after deducting the underwriters fees and transaction costs, of approximately $28.5 million. We used these net proceeds and approximately $10.0 million of additional borrowings under our amended credit facility to finance the cash portion of the purchase price for the Altama acquisition, to refinance Altama’s funded indebtedness and to pay related transaction fees and expenses.

     On July 19, 2004, in connection with the Altama acquisition we increased our existing credit facility to a maximum of $33.4 million and extended the maturity date until June 30, 2006. The new facility includes an $18.0 million revolving line of credit and $15.4 million in term loans, including a new $10.0 million term loan.

Altama Acquisition

     On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $38.0 million, plus an earnout payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million and incurred approximately $711,000 in acquisition related expenses which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.

     Under the terms of the stock purchase agreement, we agreed to pay Mr. Wyatt, the former owner of Altama, $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with Mr. Wyatt which provides for an annual consulting fee of $100,000.

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

     During 2004, Altama operated under a surge option pursuant to which it sold boots to the DoD in excess of the initial maximum amount awarded under its DoD contract. In September 2004, the DoD exercised the first option term under its contract with Altama. The first year option term runs from October 2004 through October 2005. The maximum pairs that the DoD can order under this option is less than that of the base contract year. The Company believes that the DoD will not invoke its surge option clause for orders issued during this first option year. Therefore, the Company expects Altama’s net sales to be lower in 2005 than in 2004.

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

     As a result of its DoD business, Altama has different working capital requirements and lower inventory risks than we do. For its DoD business, Altama produces its inventory only upon receipt of orders under specific contracts. After completion of the manufacturing process, DoD orders are reviewed for quality assurance, and upon approval Altama bills the DoD. Altama’s accounts receivable days with DoD orders at September 25, 2004 was 36.

     With the acquisition of Altama the Company’s principal operations have been classified into two business segments: footwear and apparel and military boot operations. See Note 8 to Financial Statements.

Results of Operations

     The following table sets forth selected consolidated operating results for each of the quarterly and nine month periods indicated and for each of the last two fiscal years, presented as a percentage of net sales.

	Quarter Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Net sales	100%	100%	100%	100%
Costs of goods sold	59%	58%	58%	56%
Gross profit	41%	42%	42%	44%
Operating expenses and other expenses — net	26%	30%	35%	32%
Operating income	15%	12%	7%	12%
Interest expense	1%	1%	2%	1%
Earnings before income taxes	14%	11%	5%	11%
Income tax provision	4%	4%	2%	4%
Net earnings	10%	7%	3%	7%

Fiscal Quarter Ended September 25, 2004 Compared to Fiscal Quarter Ended September 27, 2003.

Consolidated Net Sales

     Consolidated net sales for the third quarter ended September 25, 2004 increased $12.2 million or 110.9%, increasing to $23.2 million from $11.0 million for the third quarter of 2003. Of this increase $6.7 million is attributable to acquired brand revenue associated with the Altama® brand acquisition completed during the third quarter. Excluding Altama, our Trotters®, SoftWalk®, H.S. Trask®, Ducks Unlimited®, and Royal Robbins® brands generated flat year-over-year pro forma organic net sales growth during the third quarter as compared to pro forma net sales for these brands during the prior year quarter. Giving effect to these acquisitions as if they occurred on January 1, 2003, the Company’s brands on a combined basis experienced lower year-over-year pro forma organic net sales based on $26.4 million in pro forma net sales for the third quarter period ended September 27, 2003, due primarily to a decrease in Altama’s DoD business in the fiscal 2004 quarter.

Consolidated Gross Profit

     Consolidated gross profit for the third quarter of fiscal 2004 increased 116.6% to $9.8 million as compared to $4.5 million for the comparable prior year period. The increase in gross profit is due to our 2003 and 2004 acquisitions. Gross profit as a percentage of net sales increased to 42.4% compared to 41.3% in the prior year quarter. The increase in gross profit margin was primarily related to increased sales from the addition of the H.S. Trask®, Ducks Unlimited®, Royal Robbins® and Altama® product lines, an improved product sales mix among our new and prior brands and reduced close-out sales. These same factors, partially offset by the lower gross profit margin for the Company’s Altama product line, also contributed to an increase in gross profit margin.

Consolidated Operating Expenses

     Consolidated selling, general and administrative expenses were $6.9 million, or 29.8% of net sales, for the third quarter of fiscal 2004 as compared to $3.0 million or 27.3% of net sales for the third quarter of fiscal 2003. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased sales, design and management compensation expenses.

     Our Consolidated “Other expenses (income) — net” was $3,000 for the third quarter of fiscal 2004 and consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities. Our “Other expenses (income) — net” of $(184,000) for the third quarter of fiscal 2003 consisted primarily of an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion, offset by expenses totaling $109,000 related to the Trask acquisition and the ongoing relocation of the Company’s headquarters from Old Town, Maine to Carlsbad, California.

Consolidated Interest Expense

     Consolidated interest expense for the third quarter of fiscal 2004 was $199,000 as compared to $61,000 in the comparable prior year period. The increase in interest expense during 2004 was a result of increased acquisition and working capital indebtedness associated with our 2003 and 2004 brand acquisitions and higher interest rates.

Consolidated Income Tax Provision

     We recorded income tax expense for the third quarter of fiscal 2004 of $994,000 as compared to $507,000 for the comparable prior year period. Our effective tax rates during the quarters ended September 25, 2004 and September 27, 2003 were 37% and lower than typical, respectively. However, it is anticipated that the effective tax rate going forward will be 40%. The Company recorded an excise tax refund during the third quarter of 2003 of $285,000 which is non-taxable for income tax purposes and caused the effective tax rate during the third quarter to be 31%. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Consolidated Net Earnings

     Our net earnings for the third quarter of fiscal 2004 were $1.7 million as compared to $1.1 million for the third quarter of fiscal 2003. Net earnings for the prior year quarter included non-taxable excise tax refund of $285,000 offset by $109,000 in acquisition and corporate relocation costs. The improvement in net earnings is primarily due to the Company’s increased net sales from the fiscal 2003 and 2004 acquisitions, along with successful integration of these new brands and our continuing expense reduction efforts. Our net earnings per diluted share were $0.24 for the third quarter of 2004 as compared to $0.26 per diluted share for the third quarter of fiscal 2003. This reflects our issuance of 2.5 million shares of common stock with our July 2004 follow-on public offering.

Reconciliation

     The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “ — Results of Operations — Fiscal Quarter Ended September 25, 2004 Compared to Fiscal Quarter September 27, 2003 — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales, we have included unaudited prior year period net sales of H.S. Trask, Royal Robbins and Altama. This information is provided to present the combined companies’ results as if they were combined during the third quarter of fiscal 2003. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma Net
Sales
for the Three Months Ended
September 27, 2003
(in thousands)
Phoenix Footwear Group, Inc. (Actual)	$11,002
2003 Acquired Brands (H.S. Trask & Co., Royal Robbins, Inc.)	5,432
2004 Acquired Brands (Altama Delta Corporation.)	9,983

Net Sales	$26,417

Military Boot Business

Net Sales

     Net sales from July 19, 2004, the date of our acquisition of Altama, through the third quarter ended September 25, 2004 were $6.7 million. Sales to the DoD were $4.7 million or 69% of total net sales for our military boot business and sales to commercial customers were $2.0 million or 31% of total net sales for our military boot business. Giving effect to this acquisition as if it occurred on January 1, 2004, the Company’s Altama brand experienced a $3.3 million decrease in year-over-year pro forma organic net sales based on $10.0 million in pro forma net sales for the third quarter period ended September 27, 2003 due primarily to decreases in Altama’s DoD business.

Gross Profit

     Gross profit for the period from July 19, 2004 through the end of the third quarter of fiscal 2004 was $2.1 million or 30.7% of net sales for this segment as compared to pro forma gross profit of $2.6 million or 26.5% for the third quarter period ended September 27, 2003. This increase in gross profit as a percentage of sales is due primarily the increase in commercial business in the fiscal 2004 period. Commercial products carry a higher gross profit percentage due to their higher average selling price and the foreign sourcing of these products.

Operating Expenses

     Direct selling, general and administrative expenses were $624,000, or 13% of net sales for this segment, for the period from July 19, 2004, the date of our acquisition of Altama, through the third quarter ended September 25, 2004, compared to $1.2 million or 12% of pro forma net sales for this segment for the third quarter ended September 27, 2003.

Footwear and Apparel Business

Net Sales

     Net sales for the third quarter ended September 25, 2004 increased $5.4 million or 49.3%, increasing to $16.4 million from $11.0 million for the third quarter of 2003. Giving effect to these acquisitions as if they occurred on January 1, 2003, our Trotters®, SoftWalk®, H.S. Trask®, Ducks Unlimited®, and Royal Robbins® brands on a combined basis experienced flat year-over-year pro forma organic net sales growth based on $16.4 million in pro forma net sales for the third quarter period ended September 27, 2003.

Gross Profit

     Gross profit for the third quarter of fiscal 2004 increased 71.0% to $7.8 million as compared to $4.5 million for the comparable prior year period. Gross margin in this segment as a percentage of net sales increased to 47.2% compared to 41.3% in the prior year quarter. The increase in gross profit was primarily related to increased sales from the addition of the H.S. Trask®, Ducks Unlimited®, and Royal Robbins® product lines, an improved product sales mix among our new and prior brands and reduced close-out sales.

Operating Expenses

     Selling, general and administrative expenses were $6.3 million, or 38.2% of net sales in this segment, for the third quarter of fiscal 2004 as compared to $3.0 million or 27.3% of net sales for the third quarter of fiscal 2003. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased sales, design and management compensation expenses.

Fiscal Nine Month Period Ended September 25, 2004 Compared to Fiscal Nine Month Period Ended September 27, 2003.

Consolidated Net Sales

     Consolidated net sales for the nine months ended September 25, 2004 increased $27.9 million or 101.0%, increasing to $55.7 million from $27.8 million for the nine months ended September 27, 2003. Of this increase $43.4 million is attributable to acquired brand revenue associated with the H.S. Trask®, Ducks Unlimited®, Royal Robbins® and Altama® brand acquisitions which occurred during the second half of fiscal 2003 and third quarter of 2004. Excluding Altama while giving effect to these acquisitions as if they occurred on January 1, 2003, the Company’s brands on a combined basis generated $1.7 million in pro forma organic net sales growth for the nine months ended September 25, 2004 or 3.6%, based on $47.2 million in pro forma net sales for the nine months ended September 27, 2003. This sales percentage increase was offset by decreased sales from the Company’s H.S. Trask® and Ducks Unlimited® brands as compared to the prior year period’s pro forma net sales resulting from a sourcing restructuring and product repositioning program which was completed during the second quarter of fiscal 2004. In addition, a portion of our sales for this period included new designs that we developed in fiscal 2003 and year-to-date in fiscal 2004. We expect to continue this level of investment in product design and development throughout fiscal 2004.

Consolidated Gross Profit

     Consolidated gross profit for the nine months ended September 25, 2004 was $24.3 million or 44.6% of net sales as compared to $11.7 million or 42.3% of net sales in the same period of 2003. The increase in gross profit was primarily related to our 2003 and 2004 brand acquisitions, improved product sales mix among and reduced close-out sales. These same factors, partially offset by the lower gross margin for the Company’s Altama product line, also contributed to an increase in gross profit margin.

Consolidated Operating Expenses

     Consolidated selling, general and administrative expenses as a percentage of net sales were 31.8% or $17.7 million for the nine months ended September 25, 2004 versus 30.5% or $8.5 million for the comparable prior year period. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased sales, design and management compensation expenses.

     Our consolidated “Other (income) expenses — net” was $62,000 for the nine months ended September 25, 2004 and consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities. Our “Other (income) expenses — net” of $1.2 million for the comparable nine month period in fiscal 2003 consisted primarily of costs associated with the settlement of the dissenting stockholders’ litigation, relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California, the acquisition of Trask and the discontinued Antigua Enterprises acquisition effort.

Consolidated Interest Expense

     Interest expense for the nine month period ended September 25, 2004 was $503,000 as compared to $513,000 in the comparable prior year period. Interest expense for the nine months ended September 25, 2003 included an interest charge of $376,000 related to the dissenting stockholders’ litigation. Excluding the dissenting stockholders interest charge, interest expense increased $366,000 from the prior year period total of $137,000. The increase in interest expense during 2004 was a result of increased acquisition and working capital indebtedness associated with our fiscal 2003 and 2004 acquisitions and higher interest rates.

Consolidated Income Tax Provision

     We recorded income tax expense for the nine months ended September 25, 2004 of $2.4 million as compared to $706,000 for the comparable prior year period. Our effective tax rates during the nine month periods ended September 25, 2004 and September 27, 2003 were 39% and 46%, respectively. Approximately $611,000 of the dissenting stockholders litigation settlement paid during the first six months of fiscal 2003 was not tax deductible. The decreased effective tax rate for fiscal 2004 also resulted from a change in state tax apportionment ratios. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Consolidated Net Earnings

     Our consolidated net earnings for the nine months ended September 25, 2004 were $3.6 million as compared to $833,000 for the nine months ended September 27, 2003 and our net earnings per diluted share were $0.61 for the nine months ended September 25, 2004 as compared to $0.20 per diluted share for the same period of fiscal 2003. This improvement is primarily due to the absence of litigation settlement, relocation and acquisition expenses which were incurred during the nine months ended September 27, 2003 and the Company’s increased net sales from our fiscal 2003 and 2004 acquisitions, along with successful integration of these new brands and our continuing expense reduction efforts. Our net earnings per diluted share for this period reflects our issuance of 2.5 million shares of common stock with our July 2004 follow-on public offering.

Reconciliation

     The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “— Results of Operations — Fiscal Nine Month Period Ended September 25, 2004 Compared to Fiscal Nine Month Period Ended September 27, 2003 — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales, we have included unaudited prior year period net sales of H.S. Trask and Royal Robbins. This information is provided to present the combined companies’ results as if they were combined during the nine month period ended September 27, 2003. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma Net
Sales
for the Nine Months Ended
September 27, 2003
(in thousands)
Phoenix Footwear Group, Inc. (Actual)	$27,761
2003 Acquired Brands (H.S. Trask & Co., Royal Robbins, Inc.)	19,476
2004 Acquired Brands (Altama Delta Corporation.)	23,947

Net Sales	$71,184

Military Boot Business

Net Sales

     Net sales from July 19, 2004, the date of our acquisition of Altama, through the third quarter ended September 25, 2004 were $6.7 million. Sales to the DoD were $4.7 million or 69% of total net sales of our military boot business and sales to commercial customers were $2.0 million or 31% of total net sales of our military boot business. Giving effect to this acquisition as if it occurred on January 1, 2004, for the pro forma nine month period ended September 25, 2004, the Company’s Altama brand experienced a pro forma increase of approximately $6.1 million in year-over-year pro forma organic net sales based on $23.9 million in pro forma net sales for the nine month period ended September 27, 2003 due primarily to the DoD’s increased requirements for military boots and the invocation of the surge option early in this nine month period.

Gross Profit

     Gross profit for the period from July 19, 2004 through the end of the third quarter of fiscal 2004 was $2.1 million or 30.7% of net sales in this segment. On a pro forma comparative basis, gross profit as a percentage of sales in this segment for the nine month period ended September 25, 2004 was 27.6% compared to 22.2% for the nine month period ended September 27, 2003. The gross margin for DoD sales during the first nine months of fiscal 2004 declined as a result of lower prices under its DoD contract. This was more than offset by an increase in commercial business during this period. Commercial products carry a higher gross profit percentage due to their higher average selling price and the foreign sourcing of these products.

Operating Expenses

     Direct selling, general and administrative expenses were $624,000, or 13% of net sales in this segment, for the period from July 19, 2004, the date of our acquisition of Altama, through the third quarter ended September 25, 2004. On a pro forma comparative basis, direct selling, general and administrative expenses in this segment were 9.5% of pro forma net sales for the nine month period ended September 25, 2004 compared to 13.2% of pro forma net sales for the nine month period September 27, 2003 due primarily to increased compensation to Altama’s sole shareholder in the pro forma fiscal 2003 period and better utilization of sales personnel and tighter expense controls during the current period.

Footwear and Apparel Business

Net Sales

     Net sales for the nine months ended September 25, 2004 increased $21.2 million or 76.3%, increasing to $48.9 million from $27.8 million for the nine months ended September 27, 2003. Of this increase $19.5 million is attributable to acquired brand revenue associated with the H.S. Trask®, Ducks Unlimited®, and Royal Robbins® brand acquisitions which occurred during the second half of fiscal 2003. Giving effect to these acquisitions as if they occurred on January 1, 2003, the Company’s brands on a combined basis generated $1.6 million in pro forma organic net sales growth for the nine months ended September 25, 2004 or 5.8%, based on $47.2 million in pro forma net sales for the nine months ended September 27, 2003. This sales percentage increase was offset by decreased sales from the Company’s H.S. Trask® and Ducks Unlimited® brands as compared to the prior year period’s pro forma net sales resulting from a sourcing restructuring and product repositioning program which was completed during the second quarter of fiscal 2004. In addition, a portion of our sales for this period included new designs that we developed in fiscal 2003 and year-to-date in fiscal 2004. We expect to continue this level of investment in product design and development throughout fiscal 2004.

Gross Profit

      Gross profit for the nine months ended September 25, 2004 was $22.2 million or 45.4% of net sales in this segment as compared to $11.7 million or 42.3% of net sales in this segment in the same period of 2003. The increase in gross profit was primarily related to our 2003 brand acquisitions and an improved product sales mix among our new and prior brands.

Operating Expenses

     Selling, general and administrative expenses as a percentage of net sales in this segment were 34.9% or $17.1 million for the nine months ended September 25, 2004 versus 30.5% or $8.5 million for the comparable prior year period. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased sales, design and management compensation expense.

Seasonal and Quarterly Fluctuations

     The following sets forth our net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$9,207	$7,552	$11,002	$11,316
Income (loss) from operations	$691	$(353)	$1,714	$495

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,638	$13,876	$23,176	—
Income from operations	$2,301	$1,242	$2,921	—

     Our quarterly results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from operations in our first and third quarters historically have been stronger than in our second and fourth quarters.

Liquidity and Capital Resources

     Our primary liquidity requirements have continued to include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our credit facility, seller financing in acquisitions and equity issuances.

     During the first six months of fiscal 2004, the Company had a $24.8 million credit facility with Manufacturers and Traders Trust Company (“M&T”), which was comprised of an $18.0 million revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. On July 19, 2004, the Company increased its borrowing capacity under the credit facility with M&T to a maximum of $33.4 million and extended the maturity date until June 30, 2006 in connection with its acquisition of Altama Delta Corporation. The new facility is comprised of an $18.0 million revolving line of credit and $15.4 million in term loans, including a new $10.0 million term loan repayable in equal monthly installments maturing in July 2009. As of September 25, 2004 the maximum credit amount under the revolver is $15.0 million during the months of June through the following January and $18.0 million during the months of February through the following May, reduced by a $2.0 million amortized term loan and outstanding letters of credit.

     The revolver has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%. At September 25, 2004, LIBOR with a 90-day maturity was 1.95% and the prime rate was 4.75%.

     The borrowing base for the revolver under the Company’s current credit facility, as with the prior credit facility, is based on certain balances of accounts receivable and inventory, as defined in the agreement. Future uses of proceeds of the revolving credit facility are restricted to funding our working capital requirements and capital expenditures. The amended credit facility contains a security agreement and covenants that are similar to those of the prior credit facility. The amended credit facility also contains a covenant that requires us each fiscal year to prepay our new $10.0 million term loan to the bank in the amount of 50% of our adjusted cash flow, as defined in the amended credit agreement, up to a maximum of $1.5 million, if our borrowed funds for a fiscal year, as defined in the amended credit agreement, are greater than two times our earnings. It also restricts our ability to pay dividends. After December 31, 2005, we will be permitted to pay dividends on our common stock as long as we are not in default and doing so would not cause a default, and as long as our average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1. Our credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends, create certain liens and make acquisitions. It also contains certain financial maintenance covenants, which, among other things, specify capital expenditure limits, a maximum average borrowed funds to EBITDA ratio, current ratios and minimum cash flow coverage ratio and net earnings requirements. If we violate any of these covenants, or violate any other provision of our existing lending arrangement, our credit agreement provides that our lender has the right to accelerate repayment of all amounts outstanding under the agreement and/or to commence foreclosure proceedings on our assets. We were in compliance with all covenants under our existing credit facility at December 27, 2003 and remain so as of September 25, 2004.

     The outstanding balances for the revolving credit facility and our term loans at September 25, 2004 were $12.1 million and $14.8 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $2.1 million, was approximately $4.6 million at September 25, 2004. On our first term loan, $1.5 million remained to be paid as of September 25, 2004 in two remaining consecutive $750,000 installments due on the first day of May in each subsequent year. On our second term loan, $2.4 million remained to be paid as of September 25, 2004 in 16 remaining consecutive quarterly $150,000 installments, due on May 1, August 1, November 1 and February 1 of each year. On our third term loan, $1.2 million remained to be paid as of September 25, 2004 in 50 remaining monthly $25,000 installments due on the first day of each month. On our fourth term loan, $9.7 million remained to be paid as of September 25, 2004 in 58 remaining monthly $166,667 installments due the first day of each month.

     Cash Flows Used By Operations. During the nine months ended September 25, 2004, our net cash used by operations was $3.2 million as compared to $2.3 million during the comparable period of fiscal 2003. The increase in cash used by operations was primarily due to the increase in accounts receivable and inventory related to increased sales and our acquisition of Altama. These amounts were partially offset by increases in net earnings.

     Working capital at the end of the third quarter of fiscal 2004 was approximately $29.9 million, compared to approximately $13.4 million at the end of fiscal 2003. The improvement in working capital at the end of the third quarter of fiscal 2004 compared to the end of fiscal 2003 was due primarily to the impact of our fiscal 2003 and 2004 acquisitions. These acquisitions increased short and long term debt, increased accounts receivable and inventory balances. Our current ratio, the relationship of current assets to current liabilities, increased to 3.47 at the end of the third quarter of fiscal 2004 from 2.37 at the end of fiscal 2003 due primarily to our fiscal 2003 and 2004 acquisitions. Accounts receivable days decreased from 76 days at the end of fiscal 2003 to 64 days at the end of the third quarter of fiscal 2004, reflective of reduced payment terms from our Altama brand, seasonality and a higher ratio of direct consumer sales associated with our H.S. Trask brand.

     Investing Activities. In the nine months ended September 25, 2004, our cash used in investing activities totaled $38.7 million compared to cash used totaling $2.5 million in the comparable period of fiscal 2003. During the nine months ended September 25, 2004 and September 27, 2003, cash used in investing activities was primarily due to the 2003 and 2004 acquisitions and the purchases of equipment, partially offset in fiscal 2003 by the proceeds from the disposal of property and equipment.

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

     Financing Activities. For the nine months ended September 25, 2004, our net cash provided by financing activities was $41.6 million compared to cash provided of $3.5 million for the comparable period of fiscal 2003. The cash provided in the current year period was primarily due to our follow-on stock offering completed during the third quarter of fiscal 2004 and from the proceeds from borrowings made on our revolving line of credit and notes payable partially offset by notes payable payments made. This cash was used to complete the acquisition of Altama. The cash provided in fiscal 2003 was primarily due to net proceeds from our revolving line of credit which were used to pay the dissenting stockholders settlement expenses, and were partially offset with notes payable payments, the repurchase of common stock from our 401(k) plan upon the election of terminated plan participants and cash received from stock option exercises.

     Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility, net of outstanding letters of credit, of approximately $4.6 million at September 25, 2004, will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earnout payment requirements and fund capital expenditures other than future acquisitions.

Contractual Obligations

     In the Annual Report on Form 10-K for the year ended December 27, 2003 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the quarter ended September 25, 2004, there have been no material changes in the contractual obligations specified except for the following: 1) the additional borrowings under our amended credit facility as described above; and 2) the following obligations incurred in connection with the Altama acquisition, a) three new operating leases we acquired which provide for total payments of $307,000 over the terms of those leases the latest of which expires in December 2005; b) one new capital lease we acquired which provides for total payments of $100,000 through December 15, 2005; c) management’s current estimate of potential earnout payments of $2.0 million to be made, subject to Altama meeting certain sales requirements, although actual payments may vary from these estimated amounts; d) $2.0 million to be paid as consideration for a five-year covenant-not-to-compete and other restrictive covenants to Altama’s sole shareholder; and e) a two-year consulting agreement with Altama’s sole shareholder which provides for total payments of $200,000.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

     We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 27, 2003 and September 25, 2004, we had $12.1 million and $26.9 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $270,000 impact on income before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

     Critical Accounting Policies:

     As of September 25, 2004, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 27, 2003. In connection with our acquisition of Altama, the following critical accounting policy is included with the critical accounting policies set forth in the Annual Report on Form 10-K for the year ended December 27, 2003.

     Altama sells boots to the United States government under a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the government’s Quality Assurance Representative, thereby transferring ownership to the government. After inspection and acceptance, the Company invoices and receives payment from the government, and warehouses and distributes the related boots against government requisition orders. The government owned inventory is segregated in the Company’s warehouse.

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

     In addition, the majority of sales in our Altama brand have been with a single customer, the Defense Support Center Philadelphia, or DSCP, an agency of the DoD. In Altama’s fiscal year ended September 27, 2003, over 60% of its net sales were with the DoD, which could represent over 30% of our net sales on a combined basis. Even though Altama’s level of business with this customer has grown over the past few years, due largely to increased deployment of armed forces, there is no certainty that this will continue after our proposed acquisition. Material reductions in the level of orders from the DoD would harm our operating results and deprive us of the benefits that we expect to receive from the Altama acquisition.

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

     In March 2003, DSCP awarded contracts to supply the infantry combat boot. To date, we have not been awarded a contract to produce the new infantry combat boot. While there may be additional opportunities to bid on infantry combat boot and other waterproof boot contracts in the future, particularly as the U.S. Army transitions from the all-leather combat boot, our failure to be awarded a contract in March 2003 may be a significant disadvantage in bidding on future contracts. Furthermore, our ability to bid successfully for waterproof boot contracts may depend on our ability to license waterproof technology from suppliers qualified by the government. This would require that our manufacturing process be certified for the use of such technology, and there can be no assurance that we will obtain such certification. Consequently, we anticipate that our net sales to the DoD will decline if we are not able to obtain awards of contracts for infantry combat boots or any other new models or increased percentages of awards for existing mil-spec boots we currently manufacture.

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

     Additionally, there could be changes in government policies or spending priorities as a result of election results or changes in political conditions or other factors that could significantly affect the level of troop deployment. Any of these occurrences could adversely affect the level of business we do with the DoD and, consequently, our operating results. In addition, there is no certainty that the DSCP will exercise renewal options on any contract we may have or that we will be awarded future DSCP boot solicitations. Most boot contracts are for multi-year periods. Therefore, a bidder not receiving an award from a significant solicitation could be adversely affected for several years.

     The DSCP and other DoD agencies with which Altama may do business are also subject to unique political and budgetary constraints and have special contracting requirements and complex procurement laws that may affect the contract or Altama’s ability to obtain new government customers. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that frequently occur in the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed.

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

The financing of any future acquisitions we make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt

     Our business strategy is to expand into new markets and enhance our position in existing markets through acquisitions. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and hence our risk of default under our secured credit facility. For example, in financing our recent Altama acquisition we issued 2,500,000 shares of our common stock in a registered public offering, issued 196,967 shares of our common stock in a private placement to Altama’s sole shareholder and incurred approximately $10.0 million of additional debt under our amended credit facility to pay the purchase price and to refinance Altama’s funded indebtedness.

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank

     We have a $33.4 million secured credit facility with our bank. As of September 25, 2004, we had $26.9 million outstanding under this facility. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. If we default under our credit arrangement and are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods

     Our business acquisitions typically result in goodwill and other intangible assets. As of September 25, 2004, we had $37.7 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles, we are required to perform impairment tests on our intangible assets annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.

The exercise of outstanding stock options and warrants, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share

     As of September 25, 2004, we had outstanding 7,851,060 shares of common stock, including 478,513 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 478,513 unallocated shares will be allocated at the rate of approximately 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. In addition, as of that date, we had outstanding options and warrants to purchase 1,598,761 shares at exercise prices ranging from $1.725 to $15.00 per share. The exercise of all or part of these options or warrants would cause our stockholders to experience a dilution in their percentage ownership for legal purposes.

The charge to earnings from the compensation to employees under our employee retirement plan could adversely affect the value of your investment in our common stock

     As of September 25, 2004, our 401(k) plan held 478,513 unallocated shares of our common stock, which constituted approximately 6% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2002 and 2003, we recorded expenses for this allocation of $237,000 and $402,000, respectively, and for fiscal 2004 we expect to record $852,000 in expenses for this allocation. To the extent our stock price increases, we would be required to take a higher charge for this allocation and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock

     James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 29.4% of our outstanding shares as of November 1, 2004. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 33.1% as of November 1, 2004. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

     Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. As of November 1, 2004, there were 7,850,085 shares of our common stock outstanding. Of our currently outstanding shares of common stock, 4,929,205 shares are freely tradable without restriction or further registration under federal securities laws, including 58,973 shares held by our affiliates which are registered for resale on a Form S-8. The remaining 2,920,880 shares are held by our affiliates or were issued in a private placement and are considered restricted or control securities and are subject to the trading restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. These securities cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is otherwise available. We also have in effect registration statements on Form S-8 covering 1,500,000 shares of common stock, under our 2001 Long-Term Incentive Plan, 1,007,261 shares of which are subject to previously granted options and the remainder of which are available for future awards under that plan.

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

Our stock price has fluctuated significantly during the past 12 months and may continue to do so in the future, which could result in litigation against us and significant losses for investors

     Our stock price has fluctuated significantly during the past 12 months and in the future may not continue to do so. A number of factors could cause our stock price to continue to fluctuate, including the following:

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

     In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 27, 2003 and September 25, 2004, we had $12.1 million and $26.9 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $270,000 impact on income before income taxes. We do not have any foreign currency risk. We do not enter into any of these transactions for speculative purposes.

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

Part II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On July 19, 2004, the Company issued 196,967 shares of common stock valued at $2.5 million to W. Whitlow Wyatt, the sole shareholder and President and Chief Executive Officer of Altama, as partial consideration for the acquisition of that company. No underwriters were involved. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. The Company relied upon this exemption based upon the fact that there was a single purchaser, the provision of financial and other information concerning the Company to the purchaser, the investment representations made by the purchaser, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificate.

Item 5: Other Information

(a) Information Not Previously Reported On Form 8-K.

     On September 30, 2004, the DSCP exercised its first year option to its award/contract with Altama dated September 30, 2003, which provides for the supply of combat boots to the DSCP. The renewal is for a one-year term expiring on September 29, 2005. The minimum quantities to be provided for two types of combat boots that the DSCP would order under the option term is 11,646 pair of hot weather black boots and 16,000 pair of hot weather desert tan boots. Although the award/contract under the first option term provides for minimum and maximum quantities of boots that the government may order, the DSCP has the right to change the minimum/maximum quantity per item as demand dictates. As a result, there can be no assurance of the ultimate number of combat boots that the DSCP will purchase during the option term.

Item 6. Exhibits:

Exhibit 10.1— Amendment dated September 8, 2004, to the Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003

Exhibit 10.2 — Registration Rights Agreement by and between Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.3 — Escrow Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Escrow Agent, dated July 19, 2004 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.4 — Consulting Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.5 — Non-Competition and Confidentiality Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.6 — Third Amended and Restated Revolving Credit and Term Loan Agreement By and Between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated July 19, 2004 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.7 — Supplemental Agreement dated September 30, 2004 to the Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003

Exhibit 31.1 — Section 302 Certification of Chief Executive Officer

Exhibit 31.2 — Section 302 Certification of Chief Financial Officer

Exhibit 32.1 — Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

Date: November 9, 2004	/s/ Richard E. White

Richard E. White
Chief Executive Officer

Date: November 9, 2004	/s/ Kenneth E. Wolf

Kenneth E. Wolf
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
Exhibit 10.1	Amendment dated September 8, 2004, to the Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003

Exhibit 10.2	Registration Rights Agreement by and between Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.3	Escrow Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Escrow Agent, dated July 19, 2004 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.4	Consulting Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.5	Non-Competition and Confidentiality Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.6	Third Amended and Restated Revolving Credit and Term Loan Agreement By and Between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated July 19, 2004 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.7	Supplemental Agreement dated September 30, 2004 to the Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer