Form 10-K
period 2005-01-01
PHOENIX FOOTWEAR GROUP INC
filed 2005-04-01
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
Annual Report Pursuant to Sec. 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended 1/1/05	Commission File Number 001-31309

Phoenix Footwear Group, Inc.
(Name of Registrant as Specified in its Charter)

Delaware	15-0327010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

5759 Fleet Street, Suite 220 Carlsbad, California (Address of Principal Executive Offices)	92008 (Zip Code)
(Registrant’s Telephone Number, Including Area Code)
(760) 602-9688
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $.01 Par Value Per Share	American Stock Exchange
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
Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter (June 26, 2004) is $37,613,504.
      State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practical date: CLASS ISSUED & OUTSTANDING AT MARCH 15, 2005, COMMON STOCK, $.01 PAR VALUE 7,908,490 SHARES
      List hereunder the following documents, if incorporated by reference, and the part of the Form 10-K into which the document is incorporated: Proxy Statement for Annual Meeting of Stockholders to be held in 2005 (incorporated into Part III of Form 10-K).

Item 1.	Business
General
      We are a men’s and women’s footwear and apparel company. We design, develop and market dress and casual footwear and apparel and design, manufacture and market military specification (mil-spec) and commercial combat and uniform boots. Our current brands include Trotters®, SoftWalk®, H.S. Trask®, Stroltm, Royal Robbins® and Altama®.
      In our footwear and apparel segment, we target the moderate to premium-priced categories of the dress and casual footwear and apparel markets in order to pursue our strategy of maintaining strong operating margins. In this segment we sell over 100 different styles of footwear and over 250 different styles of apparel products. By emphasizing traditional style, quality and fit in this segment, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences. Our design and product development teams seek to create and introduce new products and styles that complement our core products, are consistent with our brand images and meet our high standards.
      In our military boot segment, we sell five different product lines under our Altama brand to the military and commercial markets. These product lines include mil-spec combat boots, commercial combat boots, infantry combat boots, tactical boots and safety and work boots. We believe that the majority of products under this brand are not sensitive to fashion risk. We sell our mil-spec boots to the United States Department of Defense, or DoD, and our commercial boots for civilian use through domestic wholesale channels to serve various retailers such as Army/ Navy surplus stores, military catalogs and independent outdoor sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian market.
History and Recent Acquisitions
      We have been engaged in the manufacture or importation and sale of quality footwear since 1882. Prior to 1996, we were predominantly a manufacturer and seller of women’s slippers. In 1996, James Riedman and Riedman Corporation acquired a 35% ownership position in our common stock, and Mr. Riedman became our Chairman and Chief Executive Officer. Under Mr. Riedman’s leadership, we began to streamline our operations and focus on our core competencies of brand specific sales, design and customer service support. We developed a strategy to enhance profitability and growth through recruiting strong management, reducing costs and overhead and acquiring complementary brands.
      As part of our transformation, we entered into other areas of the footwear business. In early fiscal 2000, we entered the women’s footwear market by acquiring the Penobscot Shoe Company and its Trotters brand of traditional footwear. Later that year we also introduced our new SoftWalk brand of women’s comfort footwear. In 2001, in the course of consolidating these new elements of our footwear business, we elected to focus our efforts on the two product lines that were experiencing growth, namely the Trotters and SoftWalk brands, and to sell our men’s and women’s slipper business.
      In August 2003, we entered the men’s dress and casual footwear business through our acquisition of the H.S. Trask brand through the purchase of all the outstanding shares of H.S. Trask & Co., a Bozeman, Montana based footwear company. In October 2003, we entered the apparel business with our acquisition of the Royal Robbins apparel brand, through the purchase of all the outstanding shares of Royal Robbins, Inc., a Modesto, California based apparel company.
      On June 15, 2004, we hired Richard E. White as our Chief Executive Officer. Prior to joining us, and since 2002, Mr. White was a consultant to trade associations. From 1999 to 2002, he was President and Chief Executive Officer of Reed Exhibitions North America, the largest business-to-business event organizing company in North America. From 1997 to 1999 he was General Manager, Subsidiary Brands, of three of Nike Inc.’s four subsidiary companies, including Cole Haan and Bauer Nike Hockey. Mr. White also was employed for fifteen years by Major League Baseball Properties, Inc. and served as President and Chief Executive Officer for seven of those years.

      In 2004, we entered the military boot market through our acquisition of Altama Delta Corporation. Altama has manufactured military footwear for the DoD, for 36 consecutive years. It also produces a commercial line of high-performance combat boots for civilian use. Since this acquisition we have continued to sell mil-spec combat boots to the DoD market and combat and uniform boots to the commercial market. We have also developed boots for the public safety market and are actively seeking to develop in that market to organizations such as police forces, fire departments, the U.S. Immigration and Naturalization Service, the U.S. Coast Guard and private security services.
      With these acquisitions, we added to our portfolio of brands and diversified our product offerings, added significant revenues, diversified and added to our manufacturer and customer base and added manufacturing operations. We intend to continue to pursue acquisitions of footwear and apparel related products companies that we believe have sustainable niche brands that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this report we have no agreements to consummate an acquisition and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.
Our Brands
      Through a series of acquisitions, we have built a portfolio of niche brands that we believe exhibit brand growth potential. We intend to continue to build our portfolio of brands through acquisitions of footwear, apparel and related products companies and product lines that complement our existing brands and exhibit these same qualities. Our current brands include Trotters, SoftWalk, Strol, H.S. Trask, Royal Robbins, and Altama.
Business Strategy
      Our operations are based on a decentralized, brand focused strategy. Each brand manager is responsible for the product development, marketing, sales growth and profitability of his or her brand. Our approach enables us to address individual production and marketing requirements of our brands and respond to changing market dynamics in a timely manner. At the same time, our corporate infrastructure allows us to achieve economies of scale through shared warehousing, finance functions and information systems in the operations of each of our brands. Our focus is on extending existing brands through our investment in design and product development. We also seek to expand our brand portfolio through creation of additional brands, licensing and acquisitions.
      We have developed core strengths that we believe have been significant contributors to our growth to date and will help support future growth. These strengths include:
      Portfolio of Current Brands. Through product design, innovation, quality and fit, our consumer brands have built a high degree of consumer and retailer loyalty. We believe our portfolio approach reduces business risk by diversifying the sources of our revenue and cash flow. We believe that our portfolio of brands also provides us with access to a broader array of retailers than could be achieved by any of our brands on a standalone basis. We continue to seek brand acquisition opportunities that complement our existing brands and meet minimum operational, growth and cash flow investment criteria.
      Manufacturing Relationships. We believe that one of the key factors in the recent growth of consumer brands has been our strong relationships with overseas manufacturers that are capable of meeting our requirements for quality and price in a timely fashion. We source our dress and casual footwear products primarily from Brazil, our commercial combat and uniform boot products primarily from China and our apparel products primarily from Asia and South America.
      Emphasis on Moderate-to-Premium-Priced Categories of the Footwear and Apparel Markets. Our portfolio of brands in the footwear and apparel segment is sold through independent retailers, specialty retailers and better department stores. This distribution strategy distinguishes us from footwear and apparel companies that supply the discount or mass merchant channel. We believe our emphasis on providing high-quality premium products allows us to maintain stronger gross profit margins.
      Pre-Season Sales Approach. In the footwear and apparel segment we attempt to reduce the inventory risk resulting from changing trends and product acceptance by obtaining orders for at least 50% of our products before each season. We believe that this approach mitigates the risks of carrying obsolete inventory and poor retail sell-through.
      Customer Relationships. We support our footwear retailers and combat and uniform boot retailers and, to a lesser extent, our apparel retailers, by maintaining a limited in-stock inventory position for selected styles, which minimizes the time necessary to fill “in season” customers orders. In addition, we provide our wholesale customers with brand specific sales forces, EDI capability, co-op advertising, point-of-sale displays and assistance in evaluating which products are likely to appeal to their retail customer base.
      Seasoned Management Team. We believe our management team, members of which have significant footwear and apparel experience in the areas of design, product development, sourcing and distribution, represents a significant competitive advantage. We also believe that the strength of our management team, our portfolio of brands and our focused business strategy improve our ability to attract and retain key industry personnel.
Growth Strategies
      Our growth will depend upon our broadening of the products offered under each brand, expanding distribution of our products and developing or acquiring new brands. Specifically, our growth strategies include:
      Growth of Existing Brands. We seek to increase sales of products under each of our existing brands by increasing the assortment of products and through brand extensions, such as our newly introduced H.S. Trask women’s product line. We believe that certain areas of our brands are underdeveloped and will benefit from broader product assortment and additional investment in the brands such as further developing the Fall product offerings for Royal Robbins. We also seek to further expand our existing retail opportunities in current channels, such as our recent introduction of the H.S. Trask and Soft Walk brands into the Walking Company independent store chain. We also seek to expand our military boot sales by developing new products in order to compete for new DoD contracts, and to expand commercial boot sales to the broader security market with organizations such as police forces, fire departments, the U.S. Immigration and Naturalization Service, the U.S. Coast Guard and private security services.
      Growth with New Brands. We believe that creating or licensing additional brands from third parties will enable us to increase our sales volumes and satisfy the needs of a wider range of customers. We believe we are well-positioned to continue pursuing this strategy due to our historical track record of brand development and ability to obtain working capital financing and the strength of our management team. As an example, the new Strol brand of men’s comfort style footwear was developed utilizing the patented footbed technology used in our women’s SoftWalk brand.
      Growth Through Acquisitions of Footwear, Apparel and Related Products Companies. We continue to seek acquisition opportunities that we believe complement our existing brands. We seek companies or product lines that we believe have brand growth potential. We believe that brand acquisition opportunities currently exist in the footwear, apparel and related products marketplace that would allow us to expand our product offerings and improve our market segment participation. We may also acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities.
      Expand Our Internet and Catalog Operations. We currently sell our products through direct consumer catalog solicitation and our own Internet web sites. Although these sales comprise only a small portion of our net sales, we intend to expand these sales to take advantage of their low overhead opportunity for growth. Our catalog and Internet sales also provide opportunities to renew contact with existing consumers of our products, and to acquaint them with our new styles and brands, which enhance our growth.

     Product Lines
      Footwear and Apparel. Our current product lines in the footwear and apparel segment consist of women’s dress and casual footwear sold under the Trotters, SoftWalk and H.S. Trask brand names, men’s dress and casual footwear sold under the Strol and H.S. Trask brand names, outdoor sportswear and travel apparel for both men and women sold under the Royal Robbins brand name. These products emphasize quality, fit and traditional and authentic styles and emphasize the moderate-to-premium-priced categories of the footwear and apparel markets. Many of our products in this segment include our patented footbed technology and others’ patented materials, including performance fabrics made with Gore Tex®, Lycra Spandex®, Cordura® nylon and Dri-X-Tremetm wicking finish and Vibram® soles. The following table summarizes our product lines in this segment:

Suggested
Product Line	Brands	Target Market	Retail Price

Women’s Dress and Casual Footwear	Trotters, SoftWalk, H.S. Trask	Female Consumer — Ages 35-60. Medium income, prefers quality and value over price. Comfort and fit are of key importance.	$59-$139
Men’s Dress and Casual Footwear	H.S. Trask, Strol	Male Consumer — Ages 40-60. Medium income, professional, wants and demands the highest quality in products purchased.	$99-$199
Outdoor Sportswear and Travel Apparel	Royal Robbins	Male and Female Consumer — Ages 25-55. Outdoor enthusiast, looks for performance features in their casual and outdoor apparel.	$39-$120
      Women’s Dress and Casual Footwear. Our women’s dress and casual footwear consists of the Trotters and SoftWalk brands and the newly-introduced H.S. Trask women’s brand.
      The Trotters brand primarily competes in the “women’s traditional” footwear classification at key price points between $59 and $99. The broad selection of sizes and widths for our Trotters brand fills an important niche for our female customers. This line emphasizes quality and fit with continuity of style from season to season.
      SoftWalk competes in the women’s “comfort” footwear niche. Key price points are between $89 and $129. All of our SoftWalk products utilize our patented footbed technology, which provides the consumer with exceptional comfort without compromising style. This product line has exhibited strong growth since its launch in fiscal 2000. We believe SoftWalk’s popularity is attributable to its unique combination of comfort and contemporary styling which fills a niche of comfort footwear for our retail customer base.
      Our H.S. Trask women’s line is a brand extension of our H.S. Trask brand, which historically addressed the men’s footwear market, and is positioned in the “premium” footwear classification. Key price points are between $99 and $139. Key classifications include driving moccasins, casual, tailored and slippers.
      Men’s Dress and Casual Footwear. Our primary men’s footwear brand, H.S. Trask, is based on a “romantic western” image. Our H.S. Trask styles emphasize bison, longhorn and elk leather materials and rugged construction. Our special tanning techniques and the combination of softness and durability found in these leathers enable us to ensure high standards of quality and comfort. Key price points are between $99 and $199. We believe this brand has significant growth potential due to its strong brand image. In the future we may seek brand extensions which could result in growth through the introduction of apparel and other accessories, as well as from a broader product assortment in the traditional men’s target market.
      We are currently in the process of launching our newly developed Strol brand. Strol is intended to be a premium tailored and casual men’s line with contemporary styling based upon our patented footbed technology used in our SoftWalk product line. Key price points for the Strol brand are between $129 and $199.
      Outdoor Sportswear and Travel Apparel. Our Royal Robbins brand product line includes over 250 styles of women’s and men’s outdoor sportswear and travel apparel emphasizing comfort, rugged style, and specialty fabrics. Key price points are between $39 and $120.

      This brand was originally created by Royal Robbins, an internationally acclaimed climber and traveler who, with his wife, founded their outdoor clothing company over 30 years ago to meet the specialty clothing needs of outdoor enthusiasts.
      The Royal Robbins brand has strong customer loyalty and is recognized as a core or authentic brand within its retail channel. In fiscal 2003, Royal Robbins was nominated to compete in the “Vendor of the Year” competition by its largest customer, REI. This honor was bestowed on only 10 out of a total of 800 vendors. We believe that this strong brand heritage provides us with several promising growth opportunities, including:

•	increasing sales within the men’s product offering (currently women’s products account for approximately 60% of the brand’s offerings);

•	increasing the sales of the brand’s Fall offering which we began to do in fiscal 2004 (currently the Fall season accounts for approximately 41% of the brands sales);

•	introducing a line of Royal Robbins footwear; and

•	broadening our distribution channel for this product line
      Military Boot Business. In the military boot segment, we sell both mil-spec boots and commercial combat and uniform boots.
      Mil-Spec Combat Boots. The full mil-spec, heavy-gauged leather, vulcanized rubber-soled combat boots are designed to withstand the most severe battlefield conditions. We have a prime contract to manufacture the tan desert boot and black jungle boot for the DoD and are currently under the first option year expiring September 30, 2005 (with another one year option). These boots are used primarily by the U.S. Army and the U.S. Marines. Our mil-spec boots sold to the DoD are priced under the current DoD contract within a range of $55.00 to $70.00 per pair, subject to adjustment under the terms of the contract. We are also currently developing new products designed for anticipated solicitations from the DoD. These new products include temperate weather (waterproof) boots, as well as a hot weather boot.
      Commercial Combat Boots. Our civilian boots combine the design features of our mil-spec boots with added comfort and durability. The prices for commercial boots generally range from $45.00 at wholesale to $120.00 at web retail. Our other commercial product lines are infantry combat boots, tactical boots and safety and work boots. In February 2005, we introduced the new Altama public safety footwear line.
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
      We have developed a patented technology utilized in our SoftWalk and Strol brands. We believe this technology enhances our competitive position. The patented technology claims an insole construction for footwear comprising an intermediate member having raised cushioning elements of a height, size and spacing so as to be self-adjusting to the foot. These elements combine to create a shoe with comfort and support that acts like a mattress for the foot.
      We manufacture mil-spec boots to meet the rigorous design specifications and quality and administrative requirements included in the DoD contracts. In order to manufacture these boots to military specifications, we lease molds meeting the design specifications of the DoD from Ro-Search, Inc. Altama has licensed this technology from Ro-Search since its inception in 1969. Ro-Search is a wholly-owned subsidiary of Wellco Enterprises, Inc., a direct competitor of our Altama brand and one of the other licensees of the Ro-Search technology. Ro-Search maintains an inventory of molds that meet the DoD requirements for full and half-size DoD boots and licenses them to four mil-spec manufacturers. The current Ro-Search license expires in 2006.

      We anticipate that the DoD will continue to solicit bids for temperate weather (waterproof) infantry combat boots. We plan to compete for these contracts. Altama has entered into a limited license arrangement with W. L. Gore & Associates, Inc., owner of the Gore-Tex technology, to develop waterproof combat boots for DoD procurements.
      We have attempted to leverage the Altama mil-spec boot manufacturing experience in the design of our commercial boots by adding comfort and durability to the mil-spec features. In particular, we recently introduced two models of the infantry combat boot by altering the design of the DoD’s mil-spec boot. Our commercial combat boots are not guaranteed for battlefield conditions, but look substantially similar to the mil-spec combat boots and are used by military personnel for garrison duty, office and police patrol, guard or parade duty and in other non-combat environments. We offer a tactical model that is made with a leather and fabric upper on a bottom that functions in a manner similar to a running shoe. The tactical boots are targeted towards the public safety market as a police/security duty boot. We also manufacture and design safety and work boots to meet applicable safety requirements targeted broadly towards individuals working in industrial, construction, corrections, warehousing and distribution, packaging and delivery, and private safety workplaces.
      We incurred design and product development costs of approximately $1.2 million in fiscal 2004, $556,000 in fiscal 2003 and $315,000 in fiscal 2002. We expect to incur approximately $1.3 million of design and development costs in fiscal 2005.
Sales and Distribution
      Approximately 6,000 stores in the U.S. carry our products, including many major department stores, mail order companies, and specialty footwear and apparel retailers. Our military boot products are sold to the DoD and into the commercial combat and uniform boot market channels. Ten major customers represented approximately 36% of our net sales in fiscal 2004 including the DoD, which comprised 10%. Most of these same customers represented approximately 39% of our net sales in fiscal 2003 and 34% of our net sales in fiscal 2002, not including the DoD. Sales to Dillard’s department stores represented 7%, 11% and 12% of our net sales in fiscal 2004, 2003, and 2002, respectively and no other customer exceeded 10% of our net sales during those fiscal years. Dillard sales for 2005 are expected to decline to approximately 3% of total fiscal 2005 sales as a result of a consolidation of Dillard’s footwear vendor base, offset by an expected increase in our Dillard’s apparel sales. The DoD continues to be the largest and most important customer for our military boot segment and we expect it to be our largest customer in fiscal 2005.
      Footwear and Apparel. Our casual and dress footwear products are primarily sold to retailers and catalog companies through our own employee sales force that covers much of the U.S. The Trotters and SoftWalk brands are sold primarily through independent retailers and department stores. Our H.S. Trask line is sold predominantly through independent retailers and catalog sales. We also sell footwear products in Canada and the Caribbean through independent distributors.
      Our apparel products are sold in the U.S. primarily through specialty retailers utilizing an independent sales force and two retail stores. We also plan to distribute our apparel products through department stores and have recently begun selling our women’s line of Royal Robbins through Dillard’s department stores. In Canada, the United Kingdom, Japan and Germany, our apparel products are sold under licensing agreements with third parties. We sell private label products to a small number of customers in amounts that represent an insignificant portion of our total net sales.
      Military Boot Business. Government Sales: Whenever the DoD determines a need for combat boots for use by the U.S. armed forces, the Defense Support Center Philadelphia or DSCP, solicits bid responses from U.S. boot manufacturers. Bidding on U.S. government boot solicitations is open to any qualified U.S. manufacturer.
      After the contract is awarded, a contractor will receive delivery orders from the DoD, which under normal conditions must be completed in six months. Weekly production lots against the delivery order are presented to the DoD’s quality assurance representative, who purchases the boots at our Lexington, Tennessee finishing plant. The lot of boots is then the property of the DSCP and is either drop shipped to a specified location or transferred to our Lexington, Tennessee warehouse for storage until the DSCP issues a material release order to pick and ship the boots to a specific DoD installation.
      From 1997 through fiscal 2003, Altama operated under several extensions of its contract with the DoD dated April 15, 1997. In early 2002, the DoD issued two solicitations for future boot requirements to replace the original contract that was set to expire on April 15, 2002. One solicitation covered the three current direct molded sole, or DMS, styles of military combat boots, including the standard issue all-leather combat boot that has historically accounted for the majority of the DoD’s orders under the contract. On September 30, 2003, the DoD notified Altama that it had been awarded a new contract to produce DMS military combat boots. Four contracts were awarded to U.S. manufacturers and the quantities to be purchased from each manufacturer are 35%, 30%, 20% and 15% of the DSCP total boot purchases. Altama’s initial award was for 20% of DSCP total DMS boot purchases. Under the old DMS contract mentioned above, Altama supplied 20% of total DSCP purchases.
      The second solicitation covered the newly adopted infantry combat boot, which incorporates a waterproof membrane construction. This boot has replaced the previous DMS all-leather combat boot as the U.S. Army’s standard issue combat boot. On March 11, 2003, the DoD advised Altama that it did not win a contract to produce the new waterproof infantry combat boot.
      On October 1, 2003, the DSCP contracting officer invoked the surge option for the 2003 contract. As a result, during 2004, Altama operated under a surge option pursuant to which it sold boots to the DoD in excess of the initial maximum amount awarded under its DoD contract. In September 2004, the DoD exercised the first option term under its contract with Altama and at that time increased Altama’s portion of the contract volume to 30%. The first year option term runs from October 2004 through September 2005. The maximum pairs that the DoD can order under this option is less than that of the base contract year as a result of the discontinuance of the DMS all leather-combat boot. We have been advised that the DoD does not intend to issue orders in excess of the maximum award during this first option year. Therefore, we will not be operating at surge production rates and our net sales under the Altama brand are expected to be lower in fiscal 2005 than in fiscal 2004.
      After starting production under the current DoD contract, the DoD decided to change the specification for the sole of the three styles of DMS military combat boots covered by the contract to a three-layered sole construction. This new construction also includes a mold licensed from RoSearch. Altama invested approximately $1.0 million in new equipment necessary to construct this new three layered sole.
      Our contracts with the DoD are subject to partial or complete termination under certain specified circumstances including, but not limited to, the following circumstances:

•	the convenience of the government;

•	the lack of funding; or

•	our actual or anticipated failure to perform its contractual obligations.
      If a contract is partially or completely terminated for its convenience, the DoD is required to negotiate a settlement with us to cover costs already incurred. Altama has never had a contract either partially or completely terminated by the DoD.
      Commercial Sales. In fiscal 2004, following our July 19, 2004 Altama acquisition, our sales to the commercial combat and uniform boot market represented approximately 43% of our military boot operation unit volume and 44% of the segment’s net sales. Our sales to the commercial market sales are handled by a direct sales organization dedicated to the line. Our military boot operation commercial market sales have been primarily through domestic wholesale channels. We supply domestic retailers and footwear and military catalogs such as U.S. Calvary and Brigade Quartermaster. We have continued to expand international wholesale focusing mostly on providing three mil-spec boots for certain foreign military organizations, and through the agency channel to local, county, state or federal law enforcement agencies.

Consumer Direct
      Footwear and Apparel. We offer direct sales to consumers through our own www.softwalkshoes.com, www.trotters.com, www.hstrask.com and www.royalrobbins.com web sites. We also distribute print catalogs for H.S. Trask, Trotters and SoftWalk. During fiscal 2004 and 2003, catalog sales represented approximately 18% and 30% of net sales of H.S. Trask, respectively. During fiscal 2004, we offered catalog sales for our Trotters and SoftWalk brands, but do not plan on continuing this practice during fiscal 2005.
      We believe our catalog and e-commerce web sites offer a significant growth potential while simultaneously complementing our existing wholesale business by increasing consumer awareness of our brands. Sales through our Internet web sites and print catalogs represented approximately 4% of our net sales for both fiscal 2004 and 2003. The products marketed through consumer direct channels are sold at our suggested retail price, enabling us to maintain the full retail margins.
      Military Boot Business. We market our combat and uniform boots through established footwear and clothing retailers’ catalogs and web sites. We have over 500 retailers participating in this program, including large sporting goods retailers such as Dick’s Sporting Goods and The Sports Authority and Army/ Navy surplus retailers. We also sell our Altama brand combat and uniform boots over our own www.altama.com web site.
Marketing and Advertising
      Footwear and Apparel. We advertise and promote our dress and casual footwear and apparel brands through a variety of methods, including product packaging, print advertising in trade publications, co-op advertising with our retail customers, and direct consumer marketing. Additionally, we attend tradeshows that are generally well-attended by our retail customers and provide a platform for the unveiling of new products and an important source of pre-season sales orders. We avoid granting restricted or exclusive product sale arrangements because we believe that a profitable distribution of our product lines requires the greatest number of outlets.
      Military Boot Business. The DoD does not permit advertising literature to be sent to soldiers, other than branded boot boxes. Given Altama’s 36 years as a DoD prime contractor, we believe that the Altama brand is widely recognized by U.S. military soldiers and well known for its product quality and functionality. Our marketing strategy for the military boot commercial channel consists of direct advertising through military publications and direct mail to retailers and agencies. We also seek to build brand recognition and customer loyalty through a practice of including logo t-shirts and posters inside its boot boxes for its website generated sales. We have posted advertisements in the Army Times, Navy Times, Marine Times and Air Force Times, and utilize our web site to market products to the commercial market, including U.S. military soldiers, agency members, members of foreign militaries and general retail customers in the U.S.
Manufacturing and Sourcing
      Footwear and Apparel. We source our products in our footwear and apparel segment entirely through independent foreign third-party manufacturing facilities. We provide the independent manufacturers with detailed specifications and quality control standards. We currently source our footwear products for this segment primarily from Brazil and, to a lesser extent, China, and source our apparel products through Asia and South America. We utilize an agency relationship in Brazil to monitor the production process to ensure high quality standards and timely delivery. We also engage foreign agencies to assist in product fulfillment, quality control and inspection, customs and product delivery logistics. We do not maintain long-term purchase commitments with our manufacturers, but rather use individual purchase orders. We use multiple sources for our foreign sourced products in an effort to reduce the risk of reliance on any one manufacturing facility or company. We believe that the various raw materials and components used in the manufacture of our products are generally available from multiple sources at competitive prices. See “Factors That May Affect Forward-Looking Statements — Our reliance on independent manufacturers for almost all of our non mil-spec products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships.”

      Military Boot Business. DoD guidelines require that all mil-spec boots for combat use be manufactured in the U.S. with U.S. materials. As a result, we manufacture all DoD military footwear that we sell. In addition, we manufacture some of our commercial boots. We maintain two manufacturing plants to meet these needs. We have a 23,000 square foot cut and stitch manufacturing plant which is located in Salinas, Puerto Rico. As of March 1, 2005, approximately 115 employees worked at this facility.
      We ship partially completed boots to our Lexington, Tennessee facility where the boots are then lasted, bottomed and finished. As of March 1, 2005, we employed 92 people at the Lexington facility, the majority of whom are compensated by the number of pairs they produce. All finished products are then packed for shipping to either our 30,000 square foot warehouse facility located five miles from the Lexington facility, or in the case of commercial product, to a third party warehouse in Chicago, Illinois.
      Leather, Cordura® nylon and rubber are the principal material components used in the boot manufacturing process. Pursuant to DoD contracts for military combat boots, all materials used in manufacturing these boots must be and are produced in the U.S. and must conform to military specifications. A majority of our raw materials for our combat and uniform boots can be obtained from various sources and are readily available. Because all materials in boots sold to the DoD must meet rigid DoD specifications and because quality is the first priority, we purchase most of our raw materials for these boots from vendors who provide the best materials at a reasonable cost.
      We source a substantial majority of our commercial combat and uniform boots from two China-based manufacturers. Commercial product is shipped to a third party that manages all logistics and distribution of this commercial inventory.
Seasonality and Weather
      Footwear and Apparel. Our product lines in the footwear and apparel segment are sold during two distinct selling seasons, Spring/Summer and Fall/Winter. We attempt to design and develop our new product introductions for this segment to coincide with this seasonal trend. Trotters and SoftWalk sales are approximately evenly split between these two seasons, while Royal Robbins products are purchased and used predominantly during the Spring and Summer months. Conversely, our H.S. Trask men’s dress and casual footwear lines are purchased and used by consumers predominantly in the Fall and Winter months.
      Military Boot Business. Many factors affect the government’s demand for boots, so the quantity purchased can vary from year to year. Contractors cannot influence the government’s boot needs. Price, quality, quick delivery and manufacturing efficiency are the areas emphasized by our military boot segment to strengthen its competitive position. While the government’s demand for boots varies from month to month, business in our Altama brand is not seasonal.
Backlog
      For sales made in our footwear and apparel segment, we typically enter a selling season four to six months in advance of the orders being shipped. For our footwear business, approximately 50% of our sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis during the selling season. For our apparel products, our preorder business represents approximately 80% to 85% of our total sales, with the remaining sales being made on an at once basis during the selling season. We have backlog orders for our Spring business in December of the preceding year and for our Fall business in June of the same year. As of March 1, 2005 our footwear and apparel segment had cancellable backlog orders of approximately $18.3 million, compared with approximately $9.6 million as of March 1, 2004. We anticipate the majority of our backlog orders as of March 1, 2005 will be filled during fiscal 2005.
      In the military segment, our backlog of firm orders for combat and uniform boots at March 1, 2005 totaled approximately $265,000, as compared to $12.9 million as of that time in fiscal 2004, when we did not own Altama. We expect to fill all of the backlog orders during fiscal 2005.

Employees
      We believe we enjoy a good relationship with our employees. As of March 1, 2005, we employed approximately 344 individuals most of whom are full-time. The majority of our employees are employed in our Puerto Rico and Tennessee manufacturing facilities. As of March 1, 2005, we employed approximately 35 individuals as our executive and administrative office employees at our Carlsbad, California corporate headquarters. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.
Trademarks and Patents
      We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks include Trotters, SoftWalk, H.S. Trask, Royal Robbins and Altama which we have registered in the U.S. and many foreign countries. We also have rights to use the Audubon trademark. In addition, we have applied for trademark registration of the Strol logo in the U.S., Canada and Israel.
      Our SoftWalk and Strol brands contain a patented technology in the footbed of the shoe, for which we own a patent in the U.S. We vigorously protect our intellectual property against infringement. In June 2004, we filed a lawsuit against Mark Tucker, Inc., Sears, Roebuck and Co., Saks Incorporated, Saks & Company, and Saks Fifth Avenue Enterprises, Inc. for infringement of our United States patent No. 6,675,501 relating to the insole construction for our SoftWalk and Strol brand footwear. See Item 3 “Legal Proceedings” for a further discussion.
      We cannot be sure, however, that our activities do not, and will not, infringe on the proprietary rights of others. See “Factors That May Affect Forward Looking Statements — Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.”
Competition
      Footwear and Apparel. We face intense competition in the footwear and apparel industry from numerous domestic and foreign footwear and apparel designers and marketers.
      Our Trotters footwear line primarily competes with the Naturalizer®, EasySpirit®, Munro America® and Ros Hommerson® brands, as well as with retailers’ private label footwear. Our SoftWalk footwear line primarily competes with the EasySpirit® and ECCO® brands. Our H.S. Trask footwear line primarily competes with the Cole-Haan®, ECCO® and Mephisto® brands. Our Royal Robbins apparel lines compete primarily with Patagonia®, The North Face® and Columbia Sportswear Company®.
      Many of our competitors have greater financial, distribution or marketing resources than we do, as well as greater brand recognition. Our ability to compete successfully depends on our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	maintain brand reputation and authenticity;

•	develop high quality products that appeal to consumers;

•	appropriately price our products;

•	provide strong and effective marketing support for our products;

•	ensure product availability; and

•	maintain and effectively access our distribution channels.
      We believe we are well positioned to compete in the footwear and apparel industry. By emphasizing traditional style, quality and fit, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences.

      Military Boot Business. No one company dominates the DoD boot market. The major competitors within the mil-spec boot category include our Altama brand, Belleville Shoe Manufacturing Company, McRae Industries, Wellco Enterprises and Wolverine® World Wide’s Bates® Uniform Footwear division. Price, quality, manufacturing efficiency and delivery are the main competitive forces in the industry. The production allocation of the September 30, 2003 DoD contract was initially as follows: McRae Industries (35%), Wellco Enterprises (30%), Altama (20%) and Belleville Shoe Manufacturing (15%). Our percentage of the award increased to 30% during the first option year, which runs from October 1, 2004 through September 30, 2005. With respect to the infantry combat boot contract three other manufacturers received the award — Wellco Enterprises, Belleville Shoe Manufacturing and Wolverine® World Wide’s Bates® Uniform Footwear division. This additional competition could make it more difficult for Altama to win a contract with respect to future bid solicitations.
      In the commercial market for boots, we compete with a large and diverse set of footwear companies. The commercial market is divided into various categories, with several footwear companies supplying one or more of the following types of boot: military, safety and work, outdoor, casual, fashion, western and motorcycle. These footwear companies distribute their products through several channels, including specialty footwear retailers, specialty outdoor retailers, department stores, sporting goods stores, shoe retailer chains and various other retailers.
Regulation
      We are subject to various laws and regulations concerning our contracting with the DoD and environmental and employee safety and health matters related to our manufacturing operations for our Altama brand. We believe that we are operating in substantial compliance with these laws and regulations.
Factors That May Affect Forward Looking Statements

Our acquisitions or acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition
      Acquisitions have been an important part of our development to date. During fiscal 2003, we acquired Royal Robbins and H.S. Trask and during fiscal 2004, we acquired Altama. As part of our business strategy, we intend to make additional acquisitions of footwear, apparel and related products companies that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of or finance the acquisition. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully
      A significant portion of our principal business is the design, development and marketing of dress and casual footwear and apparel. Although our focus in this segment of our business is on traditional and sustainable niche brands, our consumer brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, in fiscal 2004, our Trotters brand experienced decreased retail acceptance of certain styles, which adversely affected our net sales. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, such as our H.S. Trask women’s and Strol brands and our new Altama public safety footwear line, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.

We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business and stock price could be harmed
      We face intense competition in the footwear and apparel industry from other companies, such as Brown Shoe Company, which markets the Naturalizer® brand, and Columbia Sportswear Company®. We also face competition from several companies in our military boot operations. Many of our competitors have greater financial, distribution or marketing resources, as well as greater brand awareness. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for the introduction of competitors with new products. Moreover, new companies may enter the markets in which we compete, further increasing competition in the footwear and apparel industry.
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

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business
      Ten major customers represented approximately 36% of net sales in fiscal 2004, including the DoD, which comprised 10%. Most of these same customers, except the DoD, represented 39% of net sales in fiscal 2003 and 34% of net sales in fiscal 2002. Sales to Dillard’s department stores represented 7%, 11% and 12% of our net sales in fiscal 2004, 2003, and 2002, respectively and no other customer exceeded 10% of our net sales during those fiscal years. Dillard sales for 2005 are expected to decline to approximately 3% of total fiscal 2005 sales as a result of a consolidation of Dillard’s footwear vendor base offset by an expected increase in our Dillard’s apparel sales. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business. We expect the DoD to be our largest customer in fiscal 2005. Material reductions in the level of orders from the DoD would harm our operating results and deprive us of the benefits that we expect to receive from the Altama acquisition.

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows
      We sell much of our merchandise in our footwear and apparel segment to major department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 16% of trade accounts receivable outstanding at January 1, 2005. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

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

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products
      We currently rely on foreign sourcing of our products, other than most of our military footwear. We believe that one of the key factors in our growth has been our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We obtain our foreign-sourced products primarily from independent third-party manufacturing facilities located in Brazil and Asia. As a result, we are subject to the general risks of doing business outside the U.S., including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

Our reliance on independent manufacturers for almost all of our non mil-spec products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships
      In fiscal 2004, 11 manufacturers accounted for 100% of our dress and casual footwear and 5 manufactures accounted for 58% of our apparel volume. Two foreign manufactures accounted for 100% of our non mil-spec boot volume. Taking into account the inclusion of Altama, for a full fiscal year following the 2004 acquisition we anticipate in fiscal 2005 that approximately 81% of our net sales could come from products sourced from third party manufacturers. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.
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

Our results could be adversely affected by disruptions in the manufacturing system for our Altama brand
      Since July 2004, Altama’s manufacturing operations produced approximately 80% of the products sold under the Altama brand. We expect that these products could represent over 19% of our combined net sales in fiscal 2005. In September 2004 we encountered production delays at our Puerto Rico manufacturing plant after a closure for several days due to severe weather. Any significant disruption in those operations for any reason, such as power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business.

If we are unable to replace revenues from sales to the DoD of products planned to be discontinued, our net sales and our consolidated operating results would be adversely affected
      Under our current contract with the DoD under our Altama brand, we manufactured three models of mil-spec combat boots during the first year of the contract which ended September 30, 2004. One of these models, the all-leather combat boot, was discontinued by the DoD, in favor of a new waterproof infantry combat boot, and is not subject to the first year option under the DoD contract under which we are currently operating. Pro forma net sales under the Altama brand of the all-leather combat boot to the DoD during fiscal 2004 were $2.5 million, representing approximately 9% of Altama’s pro forma net sales from sales to the DoD for fiscal 2004.
      In March 2003, the DSCP awarded contracts to supply the infantry combat boot. To date, we have not been awarded a contract to produce the new infantry combat boot. While there may be additional opportunities to bid on the infantry combat boot and other waterproof boot contracts in the future, particularly as the U.S. Army transitions from the all-leather combat boot, our failure to be awarded a contract in March 2003 may be a significant disadvantage in bidding on future contracts. Consequently, we anticipate that our net sales to the DoD will decline if we are not able to obtain awards of contracts for infantry combat boots or any other new models or increased percentages of awards for existing mil-spec boots we currently manufacture.

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
      Additionally, there could be changes in government policies or spending priorities as a result of election results or changes in political conditions or other factors that could significantly affect the level of troop deployment. Any of these occurrences could adversely affect the level of business we do with the DoD and, consequently, our operating results. For example, the DoD has advised us that it will not order in excess of the maximum volume under the first year option of its current DoD contract and, therefore, the volume of orders does not require us to operate at surge rates as was the case during fiscal 2004.
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

      Government agencies have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because we engage in the governmental contracting business, we will be subject to audits and may be subject to investigation by governmental entities. Failure to comply with the terms of any of these government contracts could result in substantial civil and criminal fines and penalties, as well as our suspension from future government contracts for a significant period of time, any of which could adversely affect our business by requiring us to spend money to pay the fines and penalties and prohibiting us from earning revenues from government contracts during the suspension period.
      Furthermore, our failure to qualify as a small business under federal regulations following the acquisition could reduce the likelihood of our ability to received awards of future DoD contracts. Altama qualified as a small business at the time of its bid for the current DoD contract. Small business status, having less than 500 employees, is a factor that the DoD considers in awarding its military boot contracts. Our combined employment with Altama could exceed 500 employees in the future, which could adversely affect our ability to obtain future contract awards

The sales of the Altama brand to the commercial market have grown at significant rates over the past three years, and there can be no assurance that our net sales growth under this brand will continue at this rate
      In the last three fiscal years, Altama’s net sales from sales to the commercial market have grown significantly. This has contributed in part to Altama’s overall growth in net sales over that period. This growth has been due in part to added customer demand, increased pricing and expansion of customers, and in particular, higher international demand as the result of increasing military and security personnel to fight the war on terrorism. There is no assurance that this level of demand will continue or that we will be able to achieve or maintain this level of growth in the commercial market after the acquisition.

We depend on our senior executives to develop and execute our strategic plan and manage our operations, and if we are unable to retain them, our business could be harmed
      Our future success depends upon the continued services of James Riedman, our Chairman of the Board, who has played a key role in developing and implementing our strategic plan. We also rely on Richard E. White, our Chief Executive Officer and Kenneth E. Wolf, our Chief Financial Officer, who have played key roles in integrating our newly acquired brands. Our loss of any of these individuals would harm us if we are unable to employ a suitable replacement in a timely manner. We do not maintain key man insurance on Messrs. Riedman, White or Wolf or any of our other senior executives.

Fluctuations in the price, availability and quality of raw materials could adversely affect our gross profit
      Fluctuations in the price, availability and quality of raw materials, such as leather and bison hides, used to manufacture our products, could adversely affect our cost of goods or our ability to meet our customers’ demands. Although we do not expect our foreign manufacturing partners, or ourselves in manufacturing our Altama brand, to have any difficulty in obtaining the raw materials required for footwear production, certain sources may experience some difficulty in obtaining raw materials. For example, in fiscal 2002, the availability of leather decreased as a result of destruction of livestock due to concerns about “mad cow” disease and “hoof and mouth” disease. We generally do not enter into long-term purchase commitments. In the event of price increases in these raw materials in the future, we may not be able to pass all or a portion of these higher raw materials prices on to our customers, which would adversely affect our gross profit.

A decline in general economic conditions could lead to reduced consumer demand for our products and could lead to a reduction in our net sales, and thus in our ability to obtain credit
      In addition to consumer fashion preferences, consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. For example, in fiscal 2003 the U.S. economy, and more specifically the retail environment, experienced a general slowdown, and adversely affected consumer spending habits. Future slowdowns would likely cause us to delay or slow our expansion plans and result in lower net sales than expected on a quarterly or annual basis, which could lead to a reduction in our stockholders’ equity and thus our ability to obtain credit as and when needed.

Our recently completed acquisitions make evaluating our operating results difficult given the significance of these acquisitions to our operations, and our historical results do not give you an accurate indication of how we will perform in the future
      Our historical results of operations do not give effect for a full fiscal year to our 2004 acquisition of Altama. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of this acquisition, or give you an accurate indication of how Phoenix Footwear, including the Altama operations, will perform in the future.
      Additionally, our management team has limited experience in selling to the government, which comprises a significant amount of net sales under the Altama brand.

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

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank
      We have a $37.4 million secured credit facility with our bank. As of February 26, 2005, we had $32.0 million outstanding under this facility. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. If we default under our credit arrangement and are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods
      Our business acquisitions typically result in goodwill and other intangible assets. As of January 1, 2005, we had $38.3 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.

The exercise of outstanding stock options and warrants, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share
      As of March 15, 2005, we had outstanding 7,908,490 shares of common stock, including 358,885 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 358,885 unallocated shares will be allocated at the rate of approximately 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. In addition, as of that date, we had outstanding options and warrants to purchase 1,435,356 shares at exercise prices ranging from $1.73 to $15.00 per share. The exercise of all or part of these options or warrants would cause our stockholders to experience a dilution in their percentage ownership for legal purposes.

The charge to earnings from the compensation to employees under our employee retirement plan could adversely affect the value of your investment in our common stock
      As of March 15, 2005, our 401(k) plan held 358,885 unallocated shares of our common stock, which constituted approximately 4% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated of which approximately 120,000 were allocated in February 2005. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2003 and 2004, we recorded non-cash expenses for this allocation of $402,000 and $854,000, respectively. To the extent our stock price increases, we would be required to take a higher charge for this allocation and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock
      James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 28.4% of our outstanding shares as of March 15, 2005. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 33.7% as of March 15, 2005. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

Our inventory levels may exceed our actual needs, which could adversely affect our operating results by requiring us to make inventory write-downs
      If we order more product than we are able to sell, we could be required to write-down this inventory, adversely affecting our margins and in turn, our operating results. Additional, excess inventory adversely affects our liquidity. Excess inventory could occur as the result of change in customer order patterns, general sales activity, orders subject to cancellation by customers, misforecasting and consumer demand. Write-downs of inventory could adversely affect our gross profit and operating results.

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well
      Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. As of March 15, 2005, there were 7,908,490 shares of our common stock outstanding. Of our currently outstanding shares of common stock, 4,734,611 shares are freely tradable without restriction or further registration under federal securities laws, including 40,563 shares held by our affiliates which are registered for resale on a Form S-8. The remaining 3,173,879 shares are held by our affiliates or were issued in a private placement and are considered restricted or control securities and are subject to the trading restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. These securities cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is otherwise available. We also have in effect registration statements on Form S-8 covering 1,500,000 shares of common stock, under our 2001 Long-Term Incentive Plan, 1,092,557 shares of which are subject to previously granted options and the remainder of which are available for future awards under that plan.
      Our principal stockholders, James Riedman and Riedman Corporation, who beneficially own in the aggregate 2,252,461 shares of our common stock and vested options to acquire an additional 560,084 shares, have demand registration rights covering 1,152,710 of the shares they beneficially own. In connection with our recent Altama acquisition, we entered into a registration rights agreement with Altama’s sole shareholder for 196,967 shares issued in a private placement to him in connection with the acquisition.

The registration rights agreement grant to Altama’s sole shareholder, subject to certain conditions, one demand registration exercisable between 180 days and three years after the acquisition closing and unlimited piggyback registration rights for registration statements we file with the SEC during the three years following the closing except in limited circumstances.
      Significant resales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our stock price has fluctuated significantly during the past 12 months and may continue to do so in the future, which could result in litigation against us and significant losses for investors
      Our stock price has fluctuated significantly during the past 12 months and in the future may continue to do so. A number of factors could cause our stock price to continue to fluctuate, including the following:

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
      We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.
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
      Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.
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
      We occupy offices and facilities in various locations in California, Georgia, Maine, Puerto Rico and Tennessee. The following table summarizes our properties.

			Approximate
Facility/Location	Own/Lease	Description	Square Footage

Corporate Headquarters Carlsbad, California	Lease	Office Space	14,000
Footwear and Apparel
Distribution Center Old Town, Maine	Own	Warehouse	75,000
Distribution Center Modesto, California	Lease	Office/Warehouse	20,000
Berkeley, California	Lease	Retail	2,400
Modesto, California	Lease	Retail	4,500
Dolgeville, New York	Own	Vacant Land	30 acres
Military Boot Operations
Salinas, Puerto Rico	Lease	Cut and stitch plant	23,000
Lexington, Tennessee	Capital Lease	Finishing plant	76,000
Lexington, Tennessee	Lease	Distribution warehouse	30,000
Atlanta, Georgia	Lease	Office Space	6,300

      Our Lexington, Tennessee finishing plant and certain equipment at the plant are leased under a capital lease arrangement. Our capital lease payments are expected to be completed by December 31, 2005. We expect to exercise the $100 purchase option at that time and terminate the lease.
      We believe that our current facilities are adequate for our current and forseeable future requirements.

Item 3.	Legal Proceedings.
      From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. Except as discussed below, as of the date of this Annual Report on Form 10-K we are not a party to any pending material legal proceedings.
      On June 21, 2004, we filed a lawsuit against Mark Tucker, Inc., Sears, Roebuck and Co., Saks Incorporated, Saks & Company, and Saks Fifth Avenue Enterprises, Inc. for infringement of our patent relating to the insole construction for our SoftWalk and Strol brand footwear. The suit was commenced in the United States District Court for the Southern District of California, and alleges that the defendants made and sold products in the United States that infringe our United States patent No. 6,675,501. We are requesting injunctive relief and the payment of damages and attorneys’ fees. Each of the parties have responded to the complaint. We are presently conducting discovery with Mark Tucker and Sears. Saks Incorporated and related defendants have filed a motion to dismiss, which have opposed, and is scheduled to be heard by the Court on May 13, 2005.

Item 4.	Submission Of Matters To A Vote Of Security Holders.
      During the fourth quarter of our fiscal year, no matter was submitted to a vote of stockholders.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock trades on the American Stock Exchange under the symbol “PXG.” The following table sets forth for each calendar quarter the low and high closing sale prices per share of our common stock as reported on the American Stock Exchange for the applicable periods. These prices reflect our 2-for-1 stock split effective at the close of business on June 12, 2003.

	High	Low

Year Ended December 27, 2003:
First Quarter	$3.63	$2.74
Second Quarter	$5.19	$3.51
Third Quarter	$5.92	$4.80
Fourth Quarter	$7.49	$5.80
Year Ended January 1, 2005:
First Quarter	$10.30	$7.30
Second Quarter	$13.20	$8.49
Third Quarter	$13.85	$6.85
Fourth Quarter	$7.88	$6.43
      At March 15, 2005, we had approximately 876 holders of record (including Cede & Co., the nominee for the Depositary Trust Company, a registered clearing agency). We believe that the number of beneficial owners of our common stock on that date was substantially greater.
      We do not pay cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings for use in funding the expansion of our business and general corporate purposes. In addition, our credit facility restricts our ability to declare or pay dividends without the bank’s consent. Any future determination as to the payment of dividends will be subject to applicable limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Securities Authorized for Issuance Under Equity Compensation Plans
      Information about the Company’s equity compensation plans at January 1, 2005 is as follows:
Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity comp plans
Plan Category	warrants and rights	warrants and rights	(excluding(a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	987,000	$7.70	600,000
Equity compensation plans not approved by stockholders(2)	448,000	$3.51	—

Total	1,435,000	$6.39	600,000

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No shares are available for grant under the 1995 Stock Incentive Plan at January 1, 2005. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Consists of a) options to purchase 398,000 shares of common stock granted to James R. Riedman and Riedman Corporation at a weighted average exercise price of $2.07 per share in connection with financial guaranties and loans granted to us. See Note 10 to our Consolidated Financial Statements as of January 1, 2005; and b) outstanding underwriter warrants to purchase up to 50,000 shares at an exercise price of $15.00 per share issued in July 2004 in connection with our follow-on public offering.
      We did not make any repurchases of our common stock during the fourth quarter of fiscal 2004.

Item 6.	Selected Financial Data
      The historical consolidated statements of operations data for the years ended December 31, 2002, December 27, 2003 and January 1, 2005, and the historical consolidated balance sheet data as of December 27, 2003 and January 1, 2005, have been derived from our historical consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm, which consolidated financial statements and report of such firm are included elsewhere in this Annual Report on Form 10-K. The historical consolidated statements of operations data for the years ended December 31, 2000 and 2001, and the historical balance sheet data as of December 31, 2000, 2001 and 2002, have been derived from our audited historical consolidated financial statements that are not included in this Annual Report on Form 10-K.
      The financial data in the following table was impacted by our 2000 acquisition of the Penobscot Shoe Company and its Trotters brand, our 2001 sale of our slipper brands, our 2003 acquisitions of H.S. Trask and Royal Robbins and our 2004 acquisition of Altama. As a result of the slipper brands divestiture, we recognized a $1.2 million gain in the fiscal year ended December 31, 2001 and experienced lower net sales in fiscal 2002. For our two acquisitions in fiscal 2003, we paid a total purchase price of $9.5 million in cash, issued 71,889 shares of common stock and agreed to pay Royal Robbins stockholders a potential earnout if certain financial thresholds are achieved. In 2004, we made the first of two possible payments under the earnout which totaled $2.0 million. For our acquisition of Altama in 2004, we paid a total purchase price of $38 million in cash, issued 2,500,000 shares of common stock in a concurrent public offering, issued 196,967 shares of common stock to Altama’s sole stockholder and agreed to pay Altama’s sole stockholder $2.0 million over five years for a covenant not to compete and a potential earnout if certain financial thresholds are achieved.
      Historical results are not necessarily indicative of future results. The following information should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended

	December 31	December 31,	December 31,	December 27,	January 1,
	2000(1)	2001(2)	2002(3)	2003(4)(5)	2005(6)

	(In thousands, except share, per share data and stock price)
Consolidated Statements of Operations Data
Net sales	$33,179	$46,851	$36,161	$39,077	$76,386
Cost of goods sold	22,233	31,439	22,397	22,457	44,802

Gross profit	10,946	15,412	13,764	16,620	31,584
Operating expenses:
Selling, general and administrative expenses	9,705	11,917	9,661	12,696	25,610
Other expense, net	1,016	375	442	1,377	113

Total operating expenses	10,721	12,292	10,103	14,073	25,723

Operating income	225	3,120	3,661	2,547	5,861
Interest expense	1,363	1,683	751	620	888

(Loss) earnings before income taxes	(1,138)	1,437	2,910	1,927	4,973
Income tax (benefit) expense	(456)	67	1,207	986	1,990

Net (loss) earnings	$(682)	$1,370	$1,703	$941	$2,983

Net (loss) earnings per share(7)
Basic	$(0.22)	$0.44	$0.50	$0.24	$0.51
Diluted	$(0.22)	$0.41	$0.45	$0.22	$0.48
Weighted average common shares outstanding
Basic	3,141,190	3,137,688	3,418,468	3,963,382	5,793,920
Diluted	3,141,190	3,444,042	3,781,634	4,350,132	6,277,222

	Years Ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 27	Jan. 1
	2000	2001	2002	2003	2005

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$1	$1,161	$1,265	$1,058	$694
Working capital	(1,607)	5,358	8,812	13,423	29,559
Total assets	38,424	27,577	18,954	36,411	91,054
Contingent liability	—	—	—	1,942	—
Total bank debt	18,926	14,829	3,000	12,082	26,607
Total stockholders’ equity	$5,898	$7,452	$10,112	$14,987	$49,686

(1)	Includes $808,000 of expenses associated with the Company’s headquarters and distribution operation relocation from Dolgeville, New York to the newly acquired facilities in Old Town, Maine. Costs associated with this relocation included severance, moving expenses and closing facilities. In addition, an impairment loss of $208,000 was recognized in 2000.

(2)	The net amount of $375,000 in “Other expense, net” consists primarily of a $1.2 million gain in connection with the divestiture of our slipper business, and a $1.7 million loss incurred in connection with the termination of the Penobscot Shoe Company pension plan and a net gain on the sale of property of $142,000.

(3)	The net amount of $442,000 in “Other expense, net” consists primarily of losses on dispositions and write-offs on asset sales.

(4)	The net amount of $1,377,000 in “Other expense, net” consists primarily of $394,000, or $0.06 per diluted share, of non-capitalized acquisition expenses, $354,000, or $0.05 per diluted share, associated with the relocation of our corporate offices from Old Town, Maine to Carlsbad, California, litigation costs and expenses totaling $733,000, or $0.17 per diluted share, associated with the dissenting stockholders’ appraisal proceeding resulting from our fiscal 2000 acquisition of Penobscot Shoe Company, and a $163,000, or $0.02 per diluted share, write-off of a non-trade receivable. These amounts were offset partially by an excise tax refund totaling $285,000, or $0.07 per diluted share, which was not taxable, associated with the fiscal 2001 termination of the Penobscot pension plan. “Interest expense” includes $376,000, or $0.05 per diluted share, of interest expense related to the settlement of the dissenting stockholder’s appraisal proceeding. On an aggregate basis, these amounts reduced our fiscal 2003 per diluted share earnings by $0.28.

(5)	In October 2003, we acquired Royal Robbins in a stock purchase for an aggregate purchase price of $6.8 million, which included the issuance of 71,889 shares of common stock valued at $500,000, plus potential contingent earnout cash payments through May 2005. In August 2003, we acquired H.S. Trask for an aggregate purchase price of $6.4 million which included the issuance of 699,980 shares of common stock valued at $3.2 million. In connection with these acquisitions $109,000 or $0.02 per diluted share of acquisition related expenses were not capitalized.

(6)	On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million plus non-competition payments totaling $2.0 million and payable over five years. The price included the issuance of 196,967 shares of common stock valued at $2.5 million. We also incurred approximately $740,000 in acquisition-related expenses which increased the net purchase price. For a further discussion of the Altama acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Altama Acquisition.”

(7)	Per share data has been adjusted to reflect the 2-for-1 stock split effective at the close of business on June 12, 2003. Phoenix Footwear Group, Inc.’s Retirement Savings Partnership Plan, a 401(k) plan, held 796,441 shares of our common stock as of January 1, 2005. A total of 478,514 shares were not allocated as of January 1, 2005 and were classified as treasury shares for accounting purposes, but are outstanding for voting purposes and other legal purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Factors That May Affect Forward Looking Statements” and under other captions contained elsewhere in this Annual Report on Form 10-K.
      Effective January 1, 2003, we changed our accounting year to a 52/53 week period. Our annual accounting period ends on the Saturday nearest to December 31. In this Annual Report on Form 10-K we refer to the fiscal year ended December 31, 2002 as “fiscal 2002,” to the fiscal year ended December 27, 2003 as “fiscal 2003,” to the fiscal year ended January 1, 2005 as “fiscal 2004,” and to the fiscal year ending December 31, 2005 as “fiscal 2005.” The change in fiscal year end did not materially impact our fiscal 2004 results of operations or year-over-year comparisons.

      In this presentation we discuss pro forma organic net sales growth in our footwear and apparel segment, which is a non-GAAP financial measure of reported sales based on our pro forma net sales for this segment both including and excluding the brands we acquired in fiscal 2003. Management believes that discussing pro forma organic net sales in this manner provides a better understanding of our net sales performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods on a comparable basis. SEC rules require supplemental explanation and reconciliation, which is provided at “— Results of Operations — Fiscal 2004 Compared to Fiscal 2003 — Footwear and Apparel Business Reconciliation.
Overview
      We are a men’s and women’s footwear and apparel company. We design, develop and market branded dress and casual footwear and apparel and design, manufacture and market military specification (mil-spec) and commercial combat and uniform boots.
      In our footwear and apparel segment, we sell over 100 different styles of footwear and over 250 different styles of apparel products. By emphasizing traditional style, quality and fit in this segment, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. As a result, a significant number of our product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products, are consistent with our brand images and meet our high quality standards.
      We entered the military boot segment in fiscal 2004 through our acquisition of Altama Delta Corporation on July 19, 2004. In our military boot segment, we sell a total of 18 boot models under our Altama brand for the military and commercial markets. We believe that the majority of products under this brand are not sensitive to fashion risk.
      During the last two quarters of fiscal 2003, we acquired H.S. Trask & Co., a men’s footwear company, and Royal Robbins, Inc., an apparel company. Our fiscal 2003 and fiscal 2004 acquisitions added to our portfolio of brands, diversified our product offerings and customer base and provided a base for significant additional revenues in the future. Since making our acquisitions, we have integrated their operations with our infrastructure and sought to eliminate duplicative overhead and operational inefficiencies. The increase in revenues and operating expenses during fiscal 2004 as compared to fiscal 2003 primarily relates to our newly acquired brands.
      To fund the Altama acquisition, we conducted a follow on public offering of our common stock which was consummated on July 19, 2004. In the offering we issued 2,500,000 shares at the $12.50 per share offering price, resulting in net proceeds, after deducting the underwriters fees and transaction costs, of approximately $28.4 million. In addition to these proceeds we utilized approximately $10.0 million of additional borrowings under our amended credit facility to finance the cash portion of the purchase price for the Altama acquisition, to refinance Altama’s funded indebtedness and to pay related transaction fees and expenses.
      We intend to continue to pursue acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business, or augment our market coverage. We seek companies or product lines that we believe have consistent historical cash flow and brand growth potential and can be purchased at a reasonable price. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

Altama Acquisition
      On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus an earnout payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million and incurred approximately $740,000 in acquisition related expenses which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.
      Under the terms of the stock purchase agreement, we agreed to pay W.Whitlow Wyatt, the former owner of Altama, $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with Mr. Wyatt which provides for an annual consulting fee of $100,000.
      Altama has manufactured military footwear for the U.S. Department of Defense, or DoD, for 36 consecutive years. Altama also produces combat and uniform boots for commercial markets. During 2004, Altama operated under a surge option pursuant to which it sold boots to the DoD in excess of the initial maximum amount awarded under its DoD contract. In September 2004, the DoD exercised the first option term under its contract with Altama, and at that time increased Altama’s portion of the contract volume from 20% to 30%. The first year option term runs from October 2004 through September 2005. The maximum pairs that the DoD can order under this option is less than that of the base contract year, as a result of the discontinuance of the all leather-combat boot. We have been advised that the DoD does not intend to issue orders in excess of the maximum award during this first option year. Therefore, we will not be operating at surge production rates and our net sales under the Altama brand are expected to be lower in fiscal 2005 than in fiscal 2004.
      Altama’s business generates lower gross margins than ours historically has generated. As a result, the acquisition caused our gross margin to be lower in fiscal 2004 and we expect this trend to continue. However, Altama’s selling, general and administrative expenses as a percentage of net sales has been historically lower than ours. Therefore, our overall operating margin did not significantly change as a result of the acquisition.
      As a result of its DoD business, Altama has different working capital requirements and lower inventory risks than we do. For its DoD business, Altama produces its inventory only upon receipt of orders under specific contracts. After completion of the manufacturing process, DoD orders are reviewed for quality assurance, and upon approval Altama bills the DoD.
      With the acquisition of Altama our principal operations have been classified into two business segments: footwear and apparel and military boot operations. See Note 13 to Financial Statements.
Results of Operations
      The following table sets forth selected consolidated operating results for each of the last three fiscal years, presented as a percentage of net sales.

	Fiscal Year Ended

	December 31,	December 27,	January 1,
	2002	2003	2005

Net sales	100%	100%	100%
Costs of goods sold	62%	57%	59%
Gross profit	38%	43%	41%
Selling, general and administrative and other expenses	28%	36%	33%
Operating income	10%	7%	8%
Interest expense	2%	2%	1%
Earnings before income taxes	8%	5%	7%
Income tax expense	3%	3%	3%
Net earnings	5%	2%	4%

Fiscal 2004 Compared to Fiscal 2003

Consolidated Net Sales
      Consolidated net sales for fiscal 2004 were $76.4 million compared to $39.1 million for fiscal 2003, representing a 95% increase. Of this increase, $23.6 million is attributable to acquired brand revenue associated the H.S. Trask and Royal Robbins brand acquisitions that occurred during the second half of 2003 and $13.6 million was attributable to acquired brand revenue associated with the Altama brand acquisition that occurred during the third quarter of fiscal 2004. Our footwear and apparel segment generated 5.5% year-over-year pro forma organic net sales growth during fiscal 2004 as compared to pro forma net sales for these brands during fiscal 2003.

Consolidated Gross Profit
      Consolidated gross profit for fiscal 2004 increased 90% to $31.6 million as compared to $16.6 million for the comparable prior year period. The increase in gross profit is due to our 2003 and 2004 acquisitions. Gross profit as a percentage of net sales decreased to 41% compared to 43% in the prior year period. The decrease in gross profit margin was primarily related to increased mark downs and close-out activity and the inclusion of the Altama brand gross margins which generate lower gross margins than our other branded products.

Consolidated Operating Expenses
      Consolidated selling, general and administrative, or SG&A expenses were $25.6 million, or 34% of net sales, for fiscal 2004 as compared to $12.7 million or 32% of net sales for fiscal 2003. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased sales, design and management compensation expenses. We anticipate that our fiscal 2005 SG&A expenses will increase as a result of our Altama acquisition.
      Consolidated “Other expense — net” was $113,000 for the fiscal 2004 and consisted primarily of expenses that could not be capitalized in connection with discontinued acquisition activities. Our “Other expense — net” of $1.4 million for fiscal 2003 consisted primarily of $733,000 in litigation expenses incurred with the dissenting Penobscot stockholders settlement, $394,000 in non-capitalizable acquisition costs, $354,000 in expenses related to our corporate headquarters relocation and the write-off of non-trade receivables totaling $163,000. These expenses were partially offset by an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion.

Consolidated Interest Expense
      Consolidated interest expense for fiscal 2004 was $888,000 as compared to $620,000 in fiscal 2003. The increase in interest expense during fiscal 2004 was a result of increased acquisition and working capital indebtedness associated with our 2003 and 2004 brand acquisitions and higher interest rates. In addition, fiscal 2003 results included interest charges totaling $376,000 associated with the dissenting stockholders’ litigation settlement. We expect our consolidated interest expense to increase during fiscal 2005 due to our additional acquisition related borrowings and the temporary increase in our line during the first quarter of fiscal 2005.

Consolidated Income Tax Provision
      We recorded income tax expense for fiscal 2004 of $1,990,000 as compared to $986,000 for fiscal 2003. Our effective tax rate during fiscal 2004 was 40% and it is anticipated that the effective tax rate going forward will be 40%. Our effective tax rate in fiscal 2003 was 51% and was primarily associated with the Penobscot litigation settlement, which was substantially non-deductible for income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Consolidated Net Earnings
      Our net earnings for fiscal 2004 were $3.0 million as compared to $941,000 for fiscal 2003. The improvement in net earnings is primarily due to our increased net sales from the fiscal 2003 and 2004 acquisitions, along with successful integration of these new brands and our continuing expense reduction efforts. Our net earnings per diluted share were $0.48 for fiscal 2004 as compared to $0.22 per diluted share for fiscal 2003. This reflects our issuance of 2.5 million shares of common stock with our July 2004 follow-on public offering, and the shares issued in the Altama acquisition to Altama’s sole stockholder.
Footwear and Apparel Business

Net Sales
      Net sales for fiscal 2004 were $62.7 million compared to $39.1 million for fiscal 2003, representing a 60% increase. Of this increase, $23.6 million is attributable to acquired brand revenue associated the H.S. Trask and Royal Robbins brand acquisitions that occurred during the second half of 2003. Our Trotters, SoftWalk, H.S. Trask, and Royal Robbins brands on a combined basis generated 5.5% year-over-year pro forma organic net sales growth based on $59.5 million in pro forma net sales for fiscal 2003. This increase was primarily attributable to an expanded fall and winter product line for our Royal Robbins brand and an increase in product sell through along with a larger customer base for our SoftWalk brand. These increases were partially offset by a decrease in our H.S. Trask brand sales as a result of a complete product repositioning and redesign effort during fiscal 2004 and decreased sales from our Trotters brand which experienced poor sell through and higher close-out activity during the second half of 2004.

Gross Profit
      Gross profit for fiscal 2004 increased 67% to $27.8 million as compared to $16.6 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales increased to 44.3% compared to 42.5% in the prior fiscal year. The increase in gross profit was primarily related to increased sales from the addition of the H.S. Trask and Royal Robbins product lines which generally have higher gross margins than our other brands in the segment.

Operating Expenses
      Selling, general and administrative expenses were $24.2 million, or 38% of net sales in this segment for fiscal 2004 as compared to $12.7 million or 32% of net sales for fiscal 2003. This dollar increase includes $8.3 million in SG&A expenses associated with a full year of expenses of our fiscal 2003 acquired brands and the following expenses which also contributed to the percentage increase, $1.5 million increased design, marketing and advertising expenses, $745,000 of additional management compensation expenses, $876,000 of additional amortization expense associated with our fiscal 2003 and 2004 acquisitions and the allocation of shares in our defined contribution plan and $141,000 of additional occupancy costs and other items.

Reconciliation
      The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “— Results of Operations — Fiscal 2004 Compared to Fiscal 2003 — Footwear and Apparel Business — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales above, we have included unaudited prior year net sales of H.S. Trask and Royal Robbins. This information is provided to present the combined companies’ results under this segment as if they were combined during the entire fiscal 2003. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma
Net Sales
for the Fiscal Year Ended
December 27, 2003

(In thousands)
Phoenix Footwear Group, Inc.
Trotters and Softwalk brands	$34,404
H.S. Trask: 8/8/03 — 12/27/03(1)	3,964
Royal Robbins: 11/1/03 — 12/27/03(2)	708

Total Net Sales (Actual)	39,076
2003 Acquired Brands (H.S. Trask & Co., Royal Robbins, Inc.)
H.S. Trask:1/1/03 — 8/7/03(1)	4,971
Royal Robbins, Inc.: 1/1/03 — 10/31/03(2)	15,418

Total Footwear and Apparel Segment Pro Forma Net Sales	$59,465

(1)	We completed our acquisition of H.S. Trask on August 7, 2003.

(2)	We completed our acquisition of Royal Robbins on October 31, 2003.
Military Boot Business

Net Sales
      Net sales from July 19, 2004, the date of our acquisition of Altama, through the fiscal year ended January 1, 2005 were $13.7 million. Sales to the DoD were $7.8 million or 57% of total net sales for our military boot business and sales to commercial customers were $5.8 million or 43% of total net sales for our military boot business. The Altama brand experienced a $5.0 million decrease in year-over-year pro forma organic net sales based on $18.6 million in pro forma net sales for the fiscal 2003 period of July 19, 2003 through December 27, 2003, due primarily to the DoD’s discontinuance of its surge option under the DMS combat boot contract. There are approximately 6 months remaining on the current DMS contract option extension with an additional one year option available for the option year October 2005 through September 2006. The maximum pairs that the DoD can order under this option is less than that of the base contract year as a result of the discontinuance of the DMS all leather-combat boot. We have been advised that the DoD does not intend to issue orders in excess of the maximum award during this first option year. Therefore, we will not be operating at surge production rates and our net sales under the Altama brand are expected to be lower in fiscal 2005 than in fiscal 2004. We believe the DoD will exercise the second year option on this contract, but cannot estimate the quantity of boots that will be ordered during this second option year.

Gross Profit
      Gross profit for the period from July 19, 2004 through the end of the fiscal year ended January 1, 2005 was $3.8 million or 28% of net sales for this segment as compared to pro forma gross profit of $5.0 million or 27% for the comparable pro forma period of fiscal 2003. The decrease in gross profit dollars was attributable to lower net sales during the period.

Operating Expenses
      Direct selling, general and administrative expenses were $1.4 million or 11% of net sales for this segment, for the period from July 19, 2004, the date of our acquisition of Altama, through January 1, 2005, the end of fiscal 2004, compared to $2.0 million or 11% of pro forma net sales for this segment for the comparable pro forma period of fiscal 2003. This reduction in direct selling, general and administrative expenses in fiscal 2004 as compared to the comparable pro forma period of fiscal 2003 is due primarily to reductions in employee compensation due to decreased headcount and related costs.
          Fiscal 2003 Compared to Fiscal 2002
      Net Sales. Our net sales for fiscal 2003 were $39.1 million compared to $36.2 million for fiscal 2002, representing an 8% increase. Included in fiscal 2003 net sales are partial year net sales of $4.7 million from 2003 acquisitions. Excluding these sales, our fiscal 2003 net sales would have decreased $1.8 million, or 5%, compared to fiscal 2002. Against the backdrop of depressed retail and economic conditions this decrease was primarily associated with decreased sales volume of our Trotter’s brand, although partially offset by the growth in the sales of our SoftWalk brand. The drop in Trotters sales was due to poor retail acceptance of certain Trotter’s styles during the Spring and Summer selling seasons.
      Gross Profit. Our gross profit for fiscal 2003 increased to $16.6 million compared to $13.8 million for fiscal 2002. Our gross profit percentage increased to 43% compared to 38% for fiscal 2002. Our gross profit percentage improvement reflected a reduction in the costs of our products through better inventory management and improved sourcing. In addition, this improvement related to a change in product mix and a reduction in the volume of closeout sales and associated mark-downs from the previous fiscal year.
      Selling, General and Administrative Expenses. Our SG&A expenses for fiscal 2003 were $12.7 million, or 32% of net sales, compared to $9.7 million, or 27% of net sales, for fiscal 2002. The increase includes $1.6 million in SG&A expenses associated with our brands acquired in 2003, $417,000 of additional employee compensation and benefit costs from additional hires, $516,000 of increased marketing and advertising expenses, and $531,000 of additional occupancy costs.
      Other Expense — Net. Our “Other expense — net”, for fiscal 2003 was approximately $1.4 million, compared to $442,000 for fiscal 2002. Fiscal 2003 “Other expense — net,” primarily consisted of $733,000 in litigation expenses incurred with the dissenting Penobscot stockholders settlement, $394,000 in non-capitalized acquisition costs, $354,000 in expenses related to our corporate headquarters relocation and the write-off of non-trade receivables totaling $163,000. These expenses were partially offset by an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion. “Other expense — net,” totaled $442,000 for 2002 and consisted primarily of a loss on the sale of assets and asset impairment charges.
      Interest Expense. Interest expense for fiscal 2003 was $620,000, including $376,000 related to the Penobscot litigation, compared to $751,000, including $280,000 associated with the Penobscot litigation for fiscal 2002. Exclusive of the interest for the Penobscot litigation, interest expense would have decreased $227,000 during fiscal 2003 as a result of lower interest rates and average borrowings on our revolving credit facility, which was partially offset by new term loans for a portion of the fiscal year in connection with our 2003 acquisitions.
      Income Taxes. Our income tax expense for fiscal 2003 was $986,000 compared to $1.2 million for fiscal 2002. Our effective tax rate was 51% for fiscal 2003 and 42% for fiscal 2002. The increase in the 2003 effective tax rate was primarily associated with the Penobscot litigation settlement and excise tax refund, which were substantially non-deductible and non-taxable, respectively, for income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.
      Net Earnings. Our net earnings were $941,000 for fiscal 2003, which was $762,000, or 45%, lower than our net earnings for fiscal 2002. These results represented diluted earnings per share of $0.22, which was $0.23 lower than during fiscal 2002. Poor retail conditions throughout the majority of 2003 and the items discussed above negatively affected our financial performance.
      Reconciliation. In our measure of pro forma net sales above, in “— Results of Operations — Fiscal 2003 Compared to Fiscal 2002 — Net Sales,” we have excluded our net sales under the H.S. Trask and Royal Robbins brands during fiscal 2003 for the period following our acquisition of those brands. This information is provided to present the performance of our existing brands during fiscal 2003 as if the acquisitions had not occurred. A reconciliation of pro forma net sales to actual net sales, see “— Results of Operations — Fiscal 2004 compared to Fiscal 2003 — Footwear and Apparel Business — Reconciliation”.
Seasonal and Quarterly Fluctuations
      The following sets forth our consolidated net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$9,207	$7,552	$11,002	$11,316
Income (loss) from operations	$691	$(353)	$1,714	$495

	Fiscal 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$18,638	$13,876	$23,176	$20,696
Income (loss) from operations	$2,301	$1,242	$2,921	$(603)
      Our quarterly consolidated results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from operations in our first and third quarters historically have been stronger than in our second and fourth quarters.
Liquidity and Capital Resources
      Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility, and issuances of shares of our common stock.
      During the first six months of fiscal 2004, we had a $24.8 million credit facility with Manufacturers and Traders Trust Company (“M&T”), which was comprised of an $18.0 million revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. On July 19, 2004, we increased our borrowing capacity under the credit facility with M&T to a maximum of $33.4 million and extended the maturity date until June 30, 2006 in connection with our acquisition of Altama. The new facility is comprised of an $18.0 million revolving line of credit and $15.4 million in term loans, including a new $10.0 million term loan repayable in equal monthly installments maturing in July 2009. On February 1, 2005, we amended our credit facility to, among other things, establish a $4.0 million overline credit facility. The overline credit facility expires on May 30, 2005. Until May 30, 2005, our combined availability under the overline credit facility and revolving credit facility will be $22 million, subject to a borrowing base formula. The amendment revises the borrowing base formula to remove, until May 30, 2005, the inventory caps which had applied to each of our product lines. The amendment also modifies the financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
      The revolver has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%. At January 1, 2005, LIBOR with a 90-day maturity was 2.56% and the prime rate was 5.25%.
      The borrowing base for the revolver under the current credit facility, as with the prior credit facility, is based on certain balances of accounts receivable and inventory, as defined in the agreement including specific product line inventory caps. Future uses of proceeds of the revolving credit facility are restricted to funding our working capital requirements and capital expenditures. The amended credit facility contains a security agreement and covenants that are similar to those of the prior credit facility. The amended credit facility also contains a covenant that requires us each fiscal year to prepay our new $10.0 million term loan to the bank in the amount of 50% of our adjusted cash flow, as defined in the amended credit agreement, up to a maximum of $1.5 million, if our borrowed funds for a fiscal year, as defined in the amended credit agreement, are greater than two times our earnings. It also restricts our ability to pay dividends. After December 31, 2005, we will be permitted to pay dividends on our common stock as long as we are not in default and doing so would not cause a default, and as long as our average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1. Our credit facility contains covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends, create certain liens and make acquisitions. It also contains certain financial maintenance covenants, which, among other things, specify capital expenditure limits, a maximum average borrowed funds to EBITDA ratio, current ratios and minimum cash flow coverage ratio and net earnings requirements. If we violate any of these covenants, or violate any other provision of our existing lending arrangement, our credit agreement provides that our lender has the right to accelerate repayment of all amounts outstanding under the agreement and/or to commence foreclosure proceedings on our assets. The Company was not in compliance with all of its debt covenants as of January 1, 2005. The Company obtained a waiver from M&T related to these violations on January 27, 2005.
      On February 1, 2005, we entered into an amendment to our credit facility. The amendment, among other things, establishes a $4 million overline credit facility in addition to the $18 million revolving credit line already existing. The overline credit facility expires on May 30, 2005 and all borrowings under that facility are due and payable on that date. Until May 30, 2005, our combined availability under the overline and revolving credit facility will be $22 million, subject to a borrowing base formula. The amendment revises the borrowing base formula to remove, until May 30, 2005, the inventory caps which had applied to each of our product lines. The amendment also modifies the financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios. As of March 15, 2005 we have drawn $3.5 million under the overline credit facility.
      The outstanding balances for the revolving credit facility and, our term loans at January 1, 2005 were $12.5 million and $14.1 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $2.2 million, was approximately $2.0 million at February 26, 2005. On our first term loan, $1.5 million remained to be paid as of February 26, 2005 in two remaining $750,000 installments due on the first day of May in 2005 and 2006. On our second term loan, $2.1 million remained to be paid as of February 26, 2005 in 14 remaining consecutive quarterly $150,000 installments, due on May 1, August 1, November 1 and February 1 of each year. On our third term loan, $1.1 million remained to be paid as of February 26, 2005 in 45 remaining monthly $25,000 installments due on the first day of each month. On our fourth term loan, $8.8 million remained to be paid as of February 26, 2005 in 53 remaining monthly $166,667 installments due the first day of each month.
      Cash Flows Provided By Operations. During fiscal 2004 our net cash used by operating activities was $2.2 million as compared to $282,000 net cash provided by operating activities during the comparable period of fiscal 2003. The increase in cash used by operations was primarily due to the increase in accounts receivable and inventory related to our 2003 acquisitions of H.S. Trask and Royal Robbins brands along with expanded product offerings related to our newly introduced H.S. Trask women’s line. Additionally, the Company’s H.S. Trask inventory levels increased at the current year end as a result this brand’s product repositioning and redesign efforts during fiscal 2004 and the subsequent inventory replenishment process. Furthermore, the Company’s Trotters brand inventory, and to a lesser extent our Softwalk brand inventory, increased during the current year end due to slower sell through activity during the fourth quarter of fiscal 2004. The Company expects to liquidate this slow moving inventory during fiscal 2005. These amounts were partially offset by increases in net earnings. During fiscal 2002 our net cash provided by operating activities generated $9.9 million. The $9.6 million decline in cash flows provided by operations from fiscal 2002 to fiscal 2003 resulted from our payment of settlement expenses relating to the Penobscot dissenting stockholders action and the lack of any carry-over receivables from our divested slipper business. Net cash provided by operating activities for 2002 was due primarily to the decrease in working capital resulting from the fiscal 2001 divestiture of our slipper brands, including the liquidation of approximately $5.0 million in receivables that we retained when we divested our slipper business. Our fiscal 2004 and fiscal 2003 acquisitions resulted in increases in our in-stock inventory position as well as our trade receivables. In addition, non-capitalized expenses associated with our acquisition activities contributed to the decline in cash provided by operations during fiscal 2003.
      Working capital at the end of fiscal 2004 was approximately $29.5 million, compared to approximately $13.4 million at the end of fiscal 2003. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. The improvement in working capital at the end of fiscal 2004 compared to the end of fiscal 2003 is due primarily to the impact of our acquisition of Altama. This acquisition caused us to increase our long-term debt and caused increases in our year-end inventory and accounts receivable balances. Our current ratio, the relationship of current assets to current liabilities, increased to 3.0 at January 1, 2005 from 2.4 at December 27, 2003 due primarily to our acquisition of Altama and its impact to our balance sheet. Accounts receivable days sales outstanding decreased from 76 days in 2003 to 58 days in 2004, reflective of short payment terms and direct consumer sales from our Altama brand, seasonality and a higher ratio of direct consumer sales associated with our H.S. Trask brand.
      Investing Activities. In fiscal 2004, our cash used in investing activities totaled $39.3 million compared to cash used totaling $7.8 million in the comparable period of fiscal 2003. During fiscal 2004 and 2003 cash used in investing activities was primarily due to the 2004 and 2003 acquisitions consisting primarily of purchase price payments and the purchases of equipment, partially offset in fiscal 2003 by the proceeds from the disposal of property and equipment. Cash provided by investing activities in fiscal 2002 consisted mostly of $1.6 million in proceeds related to the sale of our slipper brands.
      For fiscal 2004, our capital expenditures were $969,000 compared to $326,000 and $309,000 for fiscal 2003 and 2002, respectively. For fiscal 2004, these capital expenditures consisted primarily of equipment needed to facilitate our growth and integration of recently acquired brands. Capital expenditures in fiscal 2003 were comprised mostly of furniture, fixtures and computer equipment associated with the relocation of the Company’s headquarters from Maine to California. In addition, we renovated portions of our distribution center in Maine to decrease the amount of office space and increase our warehouse storage capacity. We currently have no material commitments for future capital expenditures. For fiscal 2005 we anticipate capital expenditures of approximately $1.3 million, which will consist generally of new computer hardware and software, a redesigned web site, a new roof for our Lexington finishing plant and related machinery and conveyors. The actual amount of capital expenditures for fiscal 2005 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.
      Financing Activities. For fiscal 2004, our net cash provided by financing activities was $41.1 million compared to cash provided of $7.3 million for the comparable period of fiscal 2003. The cash provided in the current year was primarily due to our follow-on stock offering completed during the third quarter of fiscal 2004 and the proceeds from borrowings made on our revolving line of credit and notes payable, partially offset by notes payable payments made. This cash was used to complete the acquisition of Altama. The cash provided in fiscal 2003 was primarily due to net proceeds from our revolving line of credit which were used to pay the dissenting stockholders settlement expenses, and were partially offset with notes payable payments, the repurchase of common stock from our 401(k) plan upon the election of terminated plan participants and cash received from stock option exercises. In comparison, during fiscal 2002 we used cash flow from operations and proceeds from the sale of our slipper brands to pay down $8.2 million on our revolving credit facility and a net $2.9 million on our term loans.
      Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earnout payment requirements and fund capital expenditures other than future acquisitions.
      In May 2002, our board of directors authorized us to repurchase shares of our outstanding common stock in the open market or privately negotiated transactions from time to time. We repurchased approximately 15,000 shares during fiscal 2004, 8,000 and zero shares during fiscal 2003 and 2002, respectively, under this program at a total cost of $127,000. This program has been terminated. Our board of directors has authorized us to repurchase, and from time to time we have repurchased, shares in private transactions from our 401(k) plan upon the election of the plan participant. During 2003, we repurchased 50,000 shares from the 401(k) plan at a total cost of $174,000. We place repurchased shares in treasury and they are subsequently retired.

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
Contractual Obligations
      The following table summarizes our contractual obligations at January 1, 2005 and the effects we expect such obligations to have on liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$26,607	$3,656	$19,059	$3,892	—
Operating leases	847	628	219	—	—
Capital lease obligation	79	79	—	—	—
Potential earnout payments(1)	4,500	4,500	—	—	—
Consulting and non-competition agreements	2,128	678	850	600	—
Employment agreements	$2,313	$1,238	$1,075	—	—

(1)	In connection with our acquisition of Royal Robbins, we agreed to pay as part of the purchase price potential earnout cash payments equal to 25% of the gross profit of the Royal Robbins product lines for the 12-month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. In June 2004 in connection with this earnout agreement we paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004. The $2.5 million represents management’s current estimate of the potential earnout cash payments the Company may be required to pay. Actual payments may vary from these estimated amounts. In connection with our acquisition of Altama, we agreed to pay as part of the purchase price, potential earnout cash payment of $2.0 million if the Altama brand sells at least 575,000 military combat boots to certain DoD agencies between October 3, 2004 and October 1, 2005.
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
      Accounts receivable. We maintain allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, and any claims customers may have for merchandise. We initially record a provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, our management considers the age of the accounts receivable, our historical write-offs, the credit-worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provisions for doubtful accounts may be required. At January 1, 2005, our gross trade accounts receivable balance was $12.7 million and our allowance for doubtful accounts was $1.6 million.
      Inventory. We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At January 1, 2005, inventories were $29.2 million and our inventory obsolescence reserve was $882,000. Our use of different estimates and assumptions could produce different financial results.
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
      Goodwill and Intangible Assets. Certain of our identifiable intangible assets, including non-compete agreements and customer lists, are being amortized on the straight-line method over their estimated useful lives, which range from 2 to 13 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Among other considerations, we consider the following factors:

•	the assets’ ability to continue to generate income from operations and positive cash flow in future periods;

•	our future plans regarding utilization of the assets;

•	changes in legal ownership or rights to the assets; and

•	changes in consumer demand or acceptance of the related brand names, products or features associated with the assets.
      If we consider assets to be impaired, we recognize an impairment loss equal to the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. In addition, as it relates to long-lived assets, we base the useful lives and related amortization or depreciation expenses on the estimate of the period that the assets will generate sales or otherwise be used by us. At January 1, 2005, we had goodwill and other intangible assets of $43.1 million. The Company determined that there was no impairment of goodwill to be recorded during the year ended January 1, 2005 or December 27, 2003.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its third quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on its results of operations in amounts that are currently undeterminable.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision in SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”) which amends Accounting Research Bulletin, (“ARB No. 43”) Opinion No. 43, Chapter 4, “Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting practices addressed under SFAS No. 151.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      We are exposed to interest rate changes primarily as a result of our revolving line of credit and term loans, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At January 1, 2005, we had $26.6 million in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $266,000 impact on earnings before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.
      The Company does not have any foreign currency risk.

Item 8.	Financial Statements and Supplemental Data
Summarized Quarterly Data (Unaudited)

	Fiscal Year 2004 Quarters

	1st	2nd	3rd	4th	Total

	(In thousands, except per share data)
Net sales	$18,638	$13,876	$23,176	$20,696	$76,386
Gross Profit	$8,146	$6,289	$9,831	$7,318	$31,584
Net earnings (loss)	$1,236	$643	$1,728	$(624)	$2,983
Earnings (loss) per Common Share:(1)
Basic	$0.27	$0.14	$0.26	$(0.08)	$0.51
Diluted	$0.24	$0.12	$0.24	$(0.08)	$0.48

	Fiscal Year 2003 Quarters

	1st	2nd	3rd	4th	Total

	(In thousands, except per share data)
Net sales	$9,207	$7,552	$11,002	$11,316	$39,077
Gross Profit	$4,020	$3,187	$4,539	$4,874	$16,620
Net earnings (loss)	$375	$(688)	$1,146	$108	$941
Earnings (loss) per Common Share:(1)
Basic	$0.10	$(0.19)	$0.28	$0.02	$0.24
Diluted	$0.10	$(0.19)	$0.26	$0.02	$0.22

(1)	Earnings per share are computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.
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
      The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants and management the scope of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of the Company as they deem appropriate. The independent accountants have access to the Audit Committee, with and without presence of management, to discuss any appropriate matters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices of financial statement disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures
      An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the

Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
      The information required by Item 10 is included under “Election of Directors” and “Executive Officers of the Company,” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2004, pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by Item 402 of Regulation S-K regarding executive compensation is included under “Election of Directors” and “Executive Officers of the Company,” and “Performance Graph” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2004, pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Items 201(d) and 403 of Regulation S-K regarding equity compensation and security ownership, respectively, is included under “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 404 of Regulation S-K regarding certain relationships and related transactions is included under “Certain Relationships and Transactions” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2004, pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information required under Item 14 is included under “Financial Matters with Deloitte & Touche LLP” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2004, pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.
      (a) The following documents are filed as part of this report:

(1) The following financial statements beginning at page 46:

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations

4. Consolidated Statements of Stockholders’ Equity

5. Consolidated Statements of Cash Flows

6. Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (See (c) below)

(3) Exhibits

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774)).

3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774)).

3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309)).

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774)).

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/ A dated August 11, 1997 (SEC File No. 005-36674)).*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000 (incorporated by reference to exhibit 10.4 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)). *

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/ A dated February 28, 2001 (SEC File No. 005-36674)).*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*

10.8	Employment Agreement by and between Phoenix Footwear Group, Inc. and Greg A. Tunney dated September 1, 2001. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.9	Amendment No. 1 to the Employment Agreement by and between Phoenix Footwear Group, Inc. and Greg A. Tunney dated September 1, 2001 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.10	Non-Competition and Non-Disclosure Agreement between Harrison S. Trask and H.S. Trask & Co., dated August 6, 2003 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 12, 2003 (SEC File No. 001-31309)).

10.11	Employment and Consulting Agreement between Harrison S. Trask and H.S. Trask & Co., dated August 6, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 12, 2003 (SEC File No. 001-31309)).

10.12	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.13	Noncompetition and Confidentiality Agreement between Phoenix Footwear Group, Inc., Royal Robbins, Inc. and Dan J. Costa entered into as of October 31, 2003 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 12, 2003 (SEC File No. 001-31309)).

10.14	Consulting Agreement dated October 31, 2003 between Royal Robbins, Inc. and Dan J. Costa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 13, 2003 (SEC file No. 001-31309)) .

10.15	Employment Agreement by and between Phoenix Footwear Group, Inc. and Francisco Morales dated October 31, 2003 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.16	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.17	Employment Agreement by and between Phoenix Footwear Group, Inc. and Richard E. White, dated June 15, 2004 (incorporated by reference to Exhibit No. 10.18 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).*

10.18	Form Indemnity Agreement by and between Phoenix Footwear Group, Inc. and the directors and executive officers of the Company (incorporated by reference to Exhibit No. 10.19 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).*

10.19	Lock-Up Agreement executed by Riedman Corporation dated May 19, 2004 (incorporated by reference to Exhibit No. 10.25 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.20	Lock-Up Agreement executed by the Retirement Committee of the Phoenix Footwear Group, Inc. (formerly Daniel Green Company) Retirement Savings Partnership Plan dated June 10, 2004 (incorporated by reference to Exhibit No. 10.26 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.21	Form Lock-Up Agreement executed by the directors, officers and certain principal shareholders of Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit No. 10.27 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.22	Registration Rights Agreement by and between Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.23	Escrow Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Escrow Agent, dated July 19, 2004 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.24	Consulting Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.25	Non-Competition and Confidentiality Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.26	Third Amended and Restated Revolving Credit and Term Loan Agreement By and Between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated July 19, 2004 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.27	Letter Agreement by and between Altama Delta Corporation and Ro-Search, Incorporated dated September 13, 1984, as amended (incorporated by reference to Exhibit No. 10.28 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.28	Award/ Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit No. 10.29 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.29	Amendment dated September 8, 2004, to the Award/ Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 9, 2004 (SEC File No. 001-31309)).

10.30	Supplemental Agreement dated September 30, 2004 to the Award/ Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated November 9, 2004 (SEC File No. 001-31309)).

10.31	Third Amended and Restated Revolving Credit and Term Loan Agreement Amendment Number 1 dated as of February 1, 2005 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for February 1, 2005 (SEC File No. 001-31309)).

10.32	$4,000,000 Overline Credit Note dated February 1, 2005 by Phoenix Footwear Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for February 1, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

21 .	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

24 .	Power of Attorney.

31.1	Certification of Richard E. White pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
      (c) Financial Statement Schedules for the years ended January 1, 2005, December 27, 2003 and December 31, 2002 are as follows:

1) Consolidated Valuation and Qualifying Accounts (Schedule II)

2) Other Financial Statement Schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

SCHEDULE II     CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended January 1, 2005, December 27, 2003 and December 31, 2002

			Valuation
	Allowance for	Reserve for	Allowance for
	Doubtful	Obsolete	Deferred Tax
Period	Accounts	Inventory	Assets

	(In thousands)
Balance, December 31, 2001	$1,468	$741	$60
Provision	1,327	1,814	—
Write-off, disposal, costs and other	(2,316)	(2,071)	(60)

Balance, December 31, 2002	$479	$484	—

Provision	738	883	—
Write-off, disposal, costs and other	(191)	(489)	—

Balance, December 27, 2003	$1,026	$878	—

Provision	654	1,100	—
Write-off, disposal, costs and other	(113)	(1,096)	—

Balance, January 1, 2005	$1,567	$882	—

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Footwear Group, Inc.

By:	/s/ Richard E. White

Richard E. White,
Chief Executive Officer
Date: April 1, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Riedman James R. Riedman	Chairman	April 1, 2005

/s/ Richard E. White Richard E. White	Chief Executive Officer (Principal Executive Officer)	April 1, 2005

/s/ Kenneth Wolf Kenneth Wolf	Chief Financial Officer (Principal Accounting and Financial Officer)	April 1, 2005

/s/ Wilhelm Pfander Wilhelm Pfander	Director and Senior VP of Sourcing	April 1, 2005

/s/ Steven DePerrior Steven DePerrior	Director	April 1, 2005

/s/ Gregory Harden Gregory Harden	Director	April 1, 2005

/s/ John Kratzer John Kratzer	Director	April 1, 2005

/s/ Fred Port Fred Port	Director	April 1, 2005

/s/ John Robbins John Robbins	Director	April 1, 2005
* Signed by James R. Riedman pursuant to Power of Attorney in Item 15(a) Exhibit 24 above.

PHOENIX FOOTWEAR GROUP, INC.
Consolidated Financial Statements as of January 1, 2005 and December 27, 2003, and
for Each of the Three Years in the Period Ended January 1, 2005 and
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.
Carlsbad, California.
      We have audited the accompanying consolidated balance sheets of Phoenix Footwear Group, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and December 27, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phoenix Footwear Group, Inc. and subsidiaries as of January 1, 2005 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Deloitte & Touche LLP
San Diego, California
March 31, 2005

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2005 AND DECEMBER 27, 2003

	2004	2003

CURRENT ASSETS:
Cash	$694,000	$1,058,000
Accounts receivable (less allowances of $1,567,000 in 2004 and $1,026,000 in 2003)	11,177,000	8,083,000
Inventories — net	28,317,000	12,717,000
Other receivable	911,000	530,000
Other current assets	2,971,000	803,000
Deferred income tax asset	256,000	—

Total current assets	44,326,000	23,191,000
PLANT AND EQUIPMENT — Net	3,530,000	1,623,000
OTHER ASSETS:
Other assets — net	121,000	115,000
Goodwill	20,374,000	5,178,000
Unamortizable intangibles	17,975,000	3,820,000
Intangible assets, net	4,728,000	1,766,000
Other receivable	—	718,000

Total other assets	43,198,000	11,597,000

TOTAL ASSETS	$91,054,000	$36,411,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,568,000	$4,782,000
Accrued expenses	3,543,000	1,077,000
Contingent liability	—	1,942,000
Notes payable — current	3,656,000	1,661,000
Deferred income tax	—	195,000
Income taxes payable	—	111,000

Total current liabilities	14,767,000	9,768,000
OTHER LIABILITIES:
Notes payable — noncurrent	10,451,000	4,941,000
Notes payable — line of credit	12,500,000	5,480,000
Other long-term liabilities	1,511,000	—
Deferred income tax liability	2,139,000	1,235,000

Total other liabilities	26,601,000	11,656,000

Total liabilities	41,368,000	21,424,000
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 7,858,000 and 5,061,000 shares issued in 2004 and 2003, respectively	78,000	51,000
Additional paid-in-capital	42,685,000	11,190,000
Retained earnings	8,303,000	5,320,000

	51,066,000	16,561,000
Less: Treasury stock at cost, 504,000 and 603,000 shares in 2004 and 2003, respectively	(1,380,000)	(1,574,000)

Total stockholders’ equity	49,686,000	14,987,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,054,000	$36,411,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 31, 2002

	2004	2003	2002

NET SALES	$76,386,000	$39,077,000	$36,161,000
COST OF GOODS SOLD	44,802,000	22,457,000	22,397,000

GROSS PROFIT	31,584,000	16,620,000	13,764,000

OPERATING EXPENSES:
Selling, general and administrative expenses	25,610,000	12,696,000	9,661,000
Other expense — net	113,000	1,377,000	442,000

Total operating expenses	25,723,000	14,073,000	10,103,000

OPERATING INCOME	5,861,000	2,547,000	3,661,000
INTEREST EXPENSE	888,000	620,000	751,000

EARNINGS BEFORE INCOME TAXES	4,973,000	1,927,000	2,910,000
INCOME TAX EXPENSE	1,990,000	986,000	1,207,000

NET EARNINGS	$2,983,000	$941,000	$1,703,000

NET EARNINGS PER SHARE:
Basic	$0.51	$0.24	$0.50

Diluted	$0.48	$0.22	$0.45

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 31, 2002

	Common Stock		Additional		Treasury Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE — January 1, 2002 2001	4,180,000	$5,224,000	$2,089,000	$2,676,000	(1,048,000)	$(2,537,000)	$7,452,000
Issuance of common stock	408,000	511,000	244,000				755,000
Purchases of treasury stock					(20,000)	(35,000)	(35,000)
Allocation of shares in Company sponsored defined contribution plan			59,000		70,000	178,000	237,000
Effect of change in par value		(5,689,000)	5,689,000
Net earnings — 2002				1,703,000			1,703,000

BALANCE — December 31, 2002	4,588,000	46,000	8,081,000	4,379,000	(998,000)	(2,394,000)	10,112,000
Issuance of common stock	35,000		34,000				34,000
Purchases of treasury stock					(58,000)	(201,000)	(201,000)
Allocation of shares in Company sponsored defined contribution plan			97,000		119,000	305,000	402,000
Retirement of treasury stock	(334,000)	(3,000)	(713,000)		334,000	716,000
Issuance of common stock in connection with acquisitions	772,000	8,000	3,691,000				3,699,000
Net earnings — 2003				941,000			941,000

BALANCE — December 27, 2003	5,061,000	$51,000	$11,190,000	$5,320,000	(603,000)	$(1,574,000)	$14,987,000

Issuance of common stock	100,000		260,000				260,000
Purchases of treasury stock					(15,000)	(100,000)	(100,000)
Allocation of shares in Company sponsored defined contribution plan			560,000		114,000	294,000	854,000
Issuance of common stock in connection with acquisitions	2,697,000	27,000	30,675,000				30,702,000
Net earnings — 2004				2,983,000			2,983,000

BALANCE — January 1, 2005	7,858,000	$78,000	$42,685,000	$8,303,000	(504,000)	$(1,380,000)	$49,686,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 31, 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,983,000	$941,000	$1,703,000
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	1,219,000	317,000	266,000
Provision for losses on accounts receivable	203,000	252,000	142,000
Write-off of non-trade receivable	—	163,000	—
Deferred income tax asset/liability	(313,000)	727,000	699,000
Allocation of shares in defined contribution plan	854,000	402,000	237,000
Loss on impairment of assets	—	—	338,000
Loss (Gain) on sale of property and equipment	—	8,000	—
Changes in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in:
Accounts receivable	(1,039,000)	1,288,000	2,376,000
Inventories	(9,320,000)	(2,272,000)	3,791,000
Other receivable	(338,000)	300,000	129,000
Other current assets	(267,000)	(1,204,000)	19,000
Other assets	92,000	48,000	—
Increase (decrease) in:
Accounts payable	2,169,000	2,435,000	286,000
Accrued expenses	1,536,000	(1,428,000)	(99,000)
Liability to former stockholders	—	(1,806,000)	—
Other long-term liabilities	(587,000)	—	—
Income taxes payable	(111,000)	111,000	—

Net cash (used) provided by operating activities	(2,919,000)	282,000	9,887,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(969,000)	(326,000)	(309,000)
Proceeds from disposal of property and equipment	—	457,000	76,000
Proceeds from other receivable	—	—	1,578,000
Acquisitions, net of cash acquired	(37,581,000)	(7,925,000)	—

Net cash (used) provided by investing activities	(38,550,000)	(7,794,000)	1,345,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable — line of credit	5,394,000	3,979,000	(8,200,000)
Proceeds from notes payable	10,000,000	4,500,000	2,728,000
Repayments of notes payable	(2,534,000)	(927,000)	(5,607,000)
Issuance of common stock	28,436,000	34,000	5,000
Purchases of treasury stock	(100,000)	(201,000)	(35,000)
Debt issuance and other costs	(91,000)	(80,000)	(19,000)

Net cash provided (used) by financing activities	41,105,000	7,305,000	(11,128,000)

NET (DECREASE) INCREASE IN CASH	(364,000)	(207,000)	104,000
CASH — Beginning of year	1,058,000	1,265,000	1,161,000

CASH — End of year	$694,000	$1,058,000	$1,265,000

(Continued)
See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 31, 2002

	2004	2003	2002

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$853,000	$862,000	$540,000

Income taxes	$3,532,000	$565,000	$567,000

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
In 2004, the Company issued 196,967 shares of common stock in connection with its acquisition of Altama.

During 2003, the Company issued 699,980 shares of common stock in connection with its acquisition of H.S. Trask and issued 71,889 shares of common stock in connection with its acquisition of Royal Robbins.

During 2002, a $750,000 note payable was converted into 204,000 shares of common stock
(Concluded)
See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 31, 2002

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      DESCRIPTION OF BUSINESS — Phoenix Footwear Group, Inc. (the “Company”) is engaged primarily in the import and sale of men’s and women’s leisure footwear and apparel and the manufacturing of military footwear and combat boots for civilian use. Sales of our men’s and women’s footwear and apparel and our commercial combat boots are made principally to retailers in the United States. Sales of our military footwear are made principally to the U.S. Department of Defense (“DoD”). During 2002 the Company changed its name from Daniel Green Company to Phoenix Footwear Group, Inc.
      On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation (“Altama”) for approximately $37.8 million, plus an earnout payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million. In addition, we incurred approximately $855,000 in acquisition related expenses and entered into a $1.7 million non-compete agreement with the former owner of Altama, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million. Altama has manufactured military footwear for the DoD for 36 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/ Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets. The results of Altama’s operations have been included in the consolidated financial statements since the date of acquisition (see Note 7).
      The Company acquired H.S. Trask & Co. (“Trask”) on August 7, 2003 through the purchase of all the outstanding shares of Trask, a Bozeman, Montana based footwear company, for an aggregate purchase price of $6.4 million, including $2.9 million in cash, 699,980 shares of common stock valued at $3.2 million and $343,000 in acquisition related expenses. Trask is a provider of men’s dress and casual footwear. On October 31, 2003 the Company acquired Royal Robbins, Inc. (“Robbins”) through the purchase of all the outstanding shares of Robbins, a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $406,000 in acquisition related expenses, plus potential contingent earnout cash payments. The potential contingent earnout payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. In June 2004 in connection with this earnout agreement we paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004. Robbins is engaged in the import and sale of casual and outdoor apparel. The results of Trask’s and Robbins’ operations have been included in the consolidated financial statements since the date of their respective acquisitions (see Note 7).
      On December 28, 2001, the Company sold its Daniel Green and L.B. Evans slipper brands to an unrelated third party for approximately $4.8 million. The recorded value of the net assets sold was approximately $3.6 million which included inventory, related other assets and a related liability. The sale price included guaranteed, minimum royalty payments at a present value at the date of sale of approximately $1.7 million. At January 1, 2005, the balance due to the Company for the minimum royalty totaled approximately $817,000 which is classified as other receivable in the accompanying 2004 consolidated balance sheet. On February 24, 2005 the Company agreed to receive a lump sum payment of $817,000 in place of the minimum royalty payments. This payment was received on March 1, 2005. The Company also recorded a note receivable at the date of sale for approximately $1.6 million which was paid in 2002. This transaction resulted in a gain of approximately $1.2 million.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      PRINCIPLES OF CONSOLIDATION — The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Royal Robbins, Inc. and Altama Delta Corporation. Intercompany accounts and transactions have been eliminated in consolidation.
      ACCOUNTING PERIOD — Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. Our annual accounting period ends on the Saturday nearest to December 31. In this Annual Report on Form 10-K we refer to the fiscal year ended December 31, 2002 as “fiscal 2002,” to the fiscal year ended December 27, 2003 as “fiscal 2003,” to the fiscal year ended January 1, 2005 as “fiscal 2004,” and to the fiscal year ending December 31, 2005 as “fiscal 2005.” The change in fiscal year end did not materially impact our fiscal 2004 results of operations or year-over-year comparisons.
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
      INVENTORIES, net — Inventories are stated at the lower of cost or market net of reserve for obsolescence. Cost is determined on a first-in, first-out basis. The reserve for obsolete inventory was $882,000 and $878,000 as of January 1, 2005 and December 27, 2003, respectively.
      PLANT AND EQUIPMENT, net — Plant and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Replacements of significant items and major renewals and betterments are capitalized. Depreciation is computed using estimated useful lives under the straight-line method as follows:

Buildings	25 years
Machinery and equipment	10 years
Computers	4 years
Vehicles	4 years
Furniture and fixtures	8 years
      OTHER ASSETS — Other assets consist primarily of deferred financing costs which are being amortized over the term of the related debt instruments. Accumulated amortization as of January 1, 2005 and December 27, 2003 totaled $558,000 and $471,000, respectively.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      GOODWILL — Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the years ended January 1, 2005 or December 27, 2003.
      LONG-LIVED ASSET IMPAIRMENTS — The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value. The Company recorded an impairment loss of $84,000 during 2002 related to a property held for sale. This item was included within the account classification entitled other expenses, net in the accompanying 2002 consolidated statement of operations (see Note 12).
      REVENUE RECOGNITION — Revenues are recognized when products are shipped as all risk of loss transfers to the Company’s customer upon shipment except as noted below related to sales to the DoD. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded. All United States government combat boot production contracts are fixed price with multi-year options exercisable at the discretion of the government. The Company’s current boot contract requires a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the government’s Quality Assurance Representative, thereby transferring ownership to the government. After inspection and acceptance, the Company invoices and receives payment from the government, and warehouses and distributes the related boots against government requisition orders. The government owned inventory is segregated in the Company’s warehouse.
      SHIPPING AND HANDLING FEES AND COSTS — Amounts billed to customers related to shipping and handling are included in net sales. Related costs incurred are included in cost of goods sold.
      RESEARCH AND DEVELOPMENT COSTS — Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $614,000 in 2004, $556,000 in 2003 and $315,000 in 2002 and are included in selling, general and administrative.
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
      PER SHARE DATA — In addition to shares held by the public, the Company’s defined contribution 401(k) savings plan held approximately 504,000 and 603,000 shares as of January 1, 2005 and December 27, 2003, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven year period which commenced in 2002 (See Note 6). Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings and the effect of assumed conversions by the weighted average number of common and, when

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

	2004	2003	2002

Basic net earnings per share:
Net earnings	$2,983,000	$941,000	$1,703,000
Weighted average common shares outstanding	5,794,000	3,963,000	3,418,000
Basic net earnings per share	$0.51	$0.24	$0.50

Diluted net earnings per share:
Net earnings	$2,983,000	$941,000	$1,703,000
Interest on convertible debt	—	—	17,000

Net earnings and effect of assumed conversions	$2,983,000	$941,000	$1,720,000

Weighted average common shares outstanding	5,794,000	3,963,000	3,418,000
Effect of stock options outstanding	483,000	387,000	262,000
Effect of convertible debt	—	—	102,000

Weighted average common and potential common shares outstanding	6,277,000	4,350,000	3,782,000

Diluted net earnings per share	$0.48	$0.22	$0.45

      Options to purchase shares of common stock which totaled 332,500, 200,000 and 177,500 in 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.
      CONCENTRATION OF CREDIT RISK — Financial instruments that potentially subject the Company to credit risks consist primarily of accounts receivable and other receivables. Companies in the retail industry comprise a significant portion of the accounts receivable balance; collateral is not required. The Company monitors its exposure for credit losses on all receivables and maintains allowances for anticipated losses. Two of our largest customers in the aggregate constituted 16% and 20% of trade accounts receivable outstanding at January 1, 2005 and December 27, 2003, respectively. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.
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
      STOCK-BASED COMPENSATION — In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (“SFAS No. 148”), which amends SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted in those standards, the Company has elected to continue to follow recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock-based compensation. No employee

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock-based compensation expense was recorded for the years ended January 1, 2005, December 27, 2003 and December 31, 2002.
      Pro forma information regarding the Company’s net earnings and related per share amounts as required by SFAS No. 123 and SFAS No. 148 are as follows:

	2004	2003	2002

Net earnings:
As reported	$2,983,000	$941,000	$1,703,000
Pro forma	$1,727,000	$518,000	$1,463,000
Basic net earnings per share:
As reported	$0.51	$0.24	$0.50
Pro forma	$0.30	$0.13	$0.43
Diluted net earnings per share:
As reported	$0.48	$0.22	$0.45
Pro forma	$0.28	$0.12	$0.39
      SEGMENTS — The Company’s operating segments have been classified into two business segments: footwear and apparel and military boot operations. The footwear and apparel operation designs, develops and markets various branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the DoD which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. This information is presented in Note 13.
          RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS No. 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. SFAS No. 123R will be effective for the Company beginning in its third quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects adoption to have a material impact on its results of operations in amounts that are currently undeterminable.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”) which amends Accounting Research Bulletin, (“ARB No. 43”) Opinion No. 43, Chapter 4, “Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. The Company’s current accounting policies are consistent with the accounting practices addressed under SFAS No. 151.
      RECLASSIFICATIONS — Certain reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2004.

2.	INVENTORIES
      The components of inventories are:

	January 1, 2005	December 27, 2003

Raw materials	$1,861,000	$—
Work in process	807,000	—
Finished goods	25,649,000	12,717,000

	$28,317,000	$12,717,000

3.	GOODWILL AND INTANGIBLE ASSETS

		January 1, 2005			December 27, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trademarks/tradenames and DoD relationship		$17,975,000	$—	$17,975,000	$3,820,000	$—	$3,820,000
Amortizing:
Customer lists	5-13	3,222,000	278,000	2,944,000	1,513,000	43,000	1,470,000
Other	2-5	2,021,000	237,000	1,784,000	311,000	15,000	296,000

Total intangible assets		$5,243,000	$515,000	$4,728,000	$1,824,000	$58,000	$1,766,000

      Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During fiscal 2004 aggregate amortization expense was approximately $457,000.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization expense related to intangible assets at January 1, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows:

2005	$761,000
2006	752,000
2007	752,000
2008	737,000
2009	522,000
Thereafter	1,204,000

$4,728,000

      Changes in goodwill during fiscal 2004 related primarily to the acquisition of Altama.

4.	PLANT AND EQUIPMENT, net
      Plant and Equipment as of January 1, 2005 and December 27, 2003 respectively, consisted of the following:

	2004	2003

Land and buildings	$923,000	$688,000
Machinery, furniture and equipment	2,184,000	560,000
Leasehold improvements	390,000	211,000
Computers	1,391,000	1,034,000
Vehicles	77,000	76,000

	4,965,000	2,569,000
Less accumulated depreciation	1,435,000	946,000

Plant and equipment — net	$3,530,000	$1,623,000

      Depreciation expense for the years ended January 1, 2005, December 27, 2003 and December 31, 2002 totaled $762,000, $259,000 and $153,000, respectively.

5.	COMMITMENTS AND CONTINGENCIES
      The Company leases office and manufacturing facilities under operating lease agreements and a manufacturing facility under a capital lease which expire through December 2006:
      Future minimum commitments under the lease agreements are as follows:

Year ending December:
2005	707,000
2006	219,000

$926,000

      Rent expense for the year ended January 1, 2005, December 27, 2003 and December 31, 2002 totaled $630,000, $231,000 and zero, respectively.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	BENEFIT PLANS

DEFINED CONTRIBUTION PLAN
      The Company has a defined contribution 401(k) savings plan (“the Plan”) covering substantially all employees of the Company. Following the termination of the Company’s defined benefit pension plan in 2001, the net cash surplus of $2.0 million was contributed to the Plan. Subsequently, the Plan acquired 782,000 shares of the Company’s common stock at a price per share of $2.575, which was based on an independent appraisal. The unallocated shares in the Plan have been classified as treasury stock in stockholders’ equity. Compensation expense is recognized as the shares are allocated to the participants which is expected to occur over a seven-year period which began in 2002. The amount allocated to participants during the years ended January 1, 2005, December 27, 2003 and December 31, 2002 was $854,000 (114,000 shares), $402,000 (119,000 shares) and $237,000 (70,000 shares), respectively. In addition, the Company’s matching contribution to the Plan totaled $0, $24,000 and $59,000 in 2004, 2003 and 2002, respectively. The Company terminated the matching contribution during 2003.

7.	ACQUISITIONS
      On August 7, 2003, we acquired the H.S. Trask footwear brand and rights to the Ducks Unlimited footwear brand through the purchase of all the outstanding shares of H.S. Trask & Co., a Bozeman, Montana based men’s footwear company, for an aggregate purchase price of $6.4 million, including $2.9 million in cash, 699,980 shares of common stock valued at $3.2 million and $343,000 in acquisition related expenses. The value of the 699,980 shares of common shares issued was determined based on the average closing market price of the Company’s common shares over the 3-day period before the terms of the acquisition were agreed to and announced. The results of Trask’s operations have been included in the consolidated financial statements since that date. Trask is a provider of men’s dress and casual footwear and the acquisition allows the Company to compete in the men’s casual footwear market.
      The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at August 7, 2003, the date of acquisition.

Current assets	$4,320,000
Property, plant and equipment	15,000
Intangible assets, subject to amortization	794,000
Goodwill	2,617,000
Unamortizable intangibles	1,230,000

Total assets acquired	8,976,000
Current liabilities	(2,522,000)

Net assets acquired	$6,454,000

      Of the $4.6 million of acquired goodwill and intangible assets, $1.2 million was allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $794,000 which are subject to amortization have a weighted-average useful life of approximately 9 years. The intangible assets subject to amortization include wholesale customer list of $700,000 (ten year weighted-average useful life), retail customer list of $46,000 (five year weighted-average useful life), non-compete agreement of $23,000 (two year weighted-average useful life) and website of $25,000 (five year weighted-average useful life).
      On October 31, 2003, we acquired the Royal Robbins apparel brand through the purchase of all the outstanding shares of Royal Robbins, Inc. a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$500,000 and $406,000 in acquisition related expenses, plus potential contingent earnout cash payments. The potential contingent earnout payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. In June 2004 in connection with this earnout agreement we paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004. The value of the 71,889 common shares issued was determined based on the average market price of the Company’s common shares over the 10-day trading period ending on the second to last day prior to the closing date of the acquisition. Robbins is engaged in the import and sale of casual and outdoor apparel.
      The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at October 31, 2003, the date of acquisition.

Current assets	$4,449,000
Property, plant and equipment	513,000
Other assets	6,000
Intangible assets, subject to amortization	1,031,000
Goodwill	1,065,000
Unamortizable intangibles	2,590,000

Total assets acquired	9,654,000
Current liabilities	(825,000)
Contingent liability	(1,942,000)

Net assets acquired	$6,887,000

      Of the $4.7 million of acquired goodwill and intangible assets, $2.6 million was allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $1.0 million which are subject to amortization have a weighted-average useful life of approximately 11 years. The intangible assets subject to amortization include wholesale customer list of $766,000 (thirteen year weighted-average useful life), non-compete agreement of $250,000 (five year weighted-average useful life) and website of $15,000 (five year weighted-average useful life). The Company also recorded a $1.9 million contingent liability which reflected the potential payments the Company may be required to make in connection with the earnout. In June 2004 in connection with this earnout agreement we paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004.
      On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus an earnout payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million. In addition, we incurred approximately $740,000 in acquisition related expenses and entered into a $1.7 million non-compete agreement with the former owner of Altama, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.
      Under the terms of the stock purchase agreement, we agreed to pay the previous owner $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with the previous owner which provides for an annual consulting fee of $100,000. The results of Altama’s operations have been included in the consolidated financial statements since the date of acquisition. Altama has manufactured military footwear for the DoD, for 36 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/ Navy surplus stores, military

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets.
      The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at July 19, 2004, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$9,530,000
Property, plant and equipment	1,705,000
Intangible assets, subject to amortization	3,413,000
Goodwill	14,698,000
Unamortizable intangibles	14,155,000

Total assets acquired	43,501,000

Current liabilities	(3,220,000)

Net assets acquired	$40,281,000

      Of the $29.2 million of acquired goodwill and unamortizable intangible assets, $6.5 million was preliminarily allocated to registered trademarks and tradenames and $7.6 million was preliminarily allocated to the DoD relationship that are not subject to amortization. Intangible assets totaling $3.4 million which are subject to amortization have a weighted-average useful life of approximately 6.5 years. The intangible assets subject to amortization include commercial customer list of $1.7 million (eight year weighted-average useful life) and non-compete agreement of $1.7 million (five year weighted-average useful life).
      The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Trask, Robbins and Altama had occurred on January 1, 2003.

	Fiscal 2004	Fiscal 2003

Pro forma net sales	$100,899,000	$94,846,000

Pro forma net income	$5,839,000	$4,605,000

Basic Pro forma net income per share	$.79	$.63

Diluted Pro forma net income per share	$.75	$.60

8.	DEBT
      During the first six months of fiscal 2004, the Company had a $24.8 million credit facility with Manufacturers and Traders Trust Company (“M&T”), which was comprised of an $18.0 million revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. On July 19, 2004, the Company increased its borrowing capacity under the credit facility with M&T to a maximum of $33.4 million and extended the maturity date until June 30, 2006 in connection with its acquisition of Altama Delta Corporation. This facility includes an $18.0 million revolver and $15.4 million in term loans, including a new $10.0 million term loan which is repayable in equal monthly installments maturing in July 2009. Our obligations under our amended credit facility are secured by accounts receivable, inventory and equipment. The revolver and the notes payable to the bank contain certain financial covenants relative to average borrowed funds to earnings ratio, net earnings, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is restricted. After December 31, 2005, the Company is permitted to pay dividends on its common stock as long as it is not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
greater than 2 to 1. The Company was not in compliance with all of its debt covenants as of January 1, 2005. The Company obtained a waiver from M&T related to these violations on January 27, 2005.
      Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The revolver expires on June 30, 2006 and has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%. At January 1, 2005, LIBOR with a 90-day maturity was 2.56% and the prime rate was 5.25%.
      On February 1, 2005, we entered into Amendment Number 1 (the “Amendment”) to the Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 19, 2004 (the “Credit Agreement”) between the Company and M&T. The Amendment, among other things, establishes a $4 million overline credit facility in addition to the $18 million revolving credit facility already existing under the Credit Agreement. The overline credit facility expires on May 30, 2005 and all borrowings under that facility are due and payable on that date. Until May 30, 2005, Phoenix’s combined availability under the overline credit facility and revolving credit facility will be $22 million, subject to a borrowing base formula. The Amendment revises the borrowing base formula to remove until May 30, 2005 the inventory caps which had applied to each of the Company’s product lines. The Amendment also modifies the financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt as of January 1, 2005 and December 27, 2003 consisted of the following:

	2004	2003

Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	$5,000,000	$5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	7,500,000	480,000
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	1,500,000	2,250,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	2,250,000	2,850,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	1,175,000	1,475,000
Term loan payable to bank in monthly installments of $167,000 through 2009, interest due monthly at LIBOR plus 300 basis points	9,167,000	—
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	15,000	21,000
Note payable to financial institution; collateralized by vehicle; interest at 4.9%; principal payable $574 monthly; remaining principal balance due May 2004	—	3,000
Note payable to financial institution; collateralized by vehicle; interest at 6.9%; principal payable $551 monthly; remaining principal balance due May 2004	—	3,000

	26,607,000	12,082,000
Less: current portion	3,656,000	1,661,000

Noncurrent portion	$22,951,000	$10,421,000

      The aggregate principal payments of notes payable are as follows:

2005	$3,656,000
2006	16,156,000
2007	2,903,000
2008	2,725,000
2009	1,167,000

Total	$26,607,000

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES
      Income tax expense consists of:

	2004	2003	2002

Current:
Federal	$1,861,000	$477,000	$440,000
State	442,000	172,000	68,000

	2,303,000	649,000	508,000

Deferred:
Federal	(196,000)	185,000	609,000
State	(117,000)	152,000	90,000

	(313,000)	337,000	699,000

Total	$1,990,000	$986,000	$1,207,000

      The difference between tax computed at the statutory federal income tax rate and the Company’s reported tax expense is as follows:

	2004	2003	2002

Expense at statutory rate	$1,691,000	$655,000	$990,000
State and other taxes — net of federal tax benefit	212,000	137,000	104,000
Items not deductible	41,000	151,000	66,000
Change in valuation allowance	0	24,000	(60,000)
Other	46,000	19,000	107,000

Income tax expense	$1,990,000	$986,000	$1,207,000

      As of January 1, 2005, the Company had approximately $97,000 of federal net operating loss carryforwards which begin to expire in 2023. The Company has approximately $109,000 of net operating loss carryforwards available for Georgia State tax purposes, which begin to expire in 2018.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of the Company’s deferred income tax asset (liability) as of January 1, 2005, December 27, 2003 and December 31, 2002 are as follows:

	2004

	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$596,000	$—
UNICAP	219,000	—
Inventory	49,000	—
Other accruals	140,000	110,000
Net operating loss carryforwards	—	38,000

LIABILITIES
Pension	(471,000)	—
Depreciation	—	(168,000)
Tollgate Taxes		(193,000)
Purchased Intangibles	—	(1,926,000)
Other accruals	(277,000)	—

Deferred income tax liability	$256,000	$(2,139,000)

	2003

	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$438,000	$—
Inventory	—	63,000
Other accruals	206,000	167,000
Net operating loss carryforwards	—	82,000

LIABILITIES
Installment sale gain	(171,000)	(287,000)
Pension	(668,000)	—
Depreciation	—	(515,000)
Purchased Intangibles	—	(745,000)

Deferred income tax liability	$(195,000)	$(1,235,000)

10.	LIABILITY TO FORMER STOCKHOLDERS
      The consolidated balance sheet as of December 31, 2002 included an obligation of approximately $1.8 million and accrued interest of $280,000 to dissenting stockholders of Penobscot Shoe Company. This liability arose prior to the acquisition of Penobscot and was assumed by the Company. On May 30, 2003 the Company received from the Superior Court in Penobscot County, Maine its decision which stated dissenting Penobscot stockholders were entitled to $7.94 per common share, which represented $2.06 more per share than the amount the Company paid at the time of the acquisition. Additionally, the ruling granted interest to the dissenting stockholders bringing the total judgment to $3.1 million. As a result, during fiscal 2003 the Company recorded in Other expense, net $733,000 of litigation related legal and settlement expenses and

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$376,000 of interest expense. The Company used $500,000 in cash and increased its notes payable — line of credit in the amount of $2.6 million to pay the settlement.

11.	STOCKHOLDERS’ EQUITY
      On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these consolidated financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.
      The Company has a 2001 Long-Term Incentive Plan. Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. Options may also be granted as part of an employment offer. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan. In addition to the options outstanding under the Plan, the Company has granted options to two separate major stockholders in consideration for debt or debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of January 1, 2005 and 398,000 as of December 27, 2003 and 400,000 as of December 31, 2002. The Plan is administered by the compensation committee of the Board of Directors.
      The stock option activity for the years ended January 1, 2005, December 27, 2003 and December 31, 2002 is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2004	Price	2003	Price	2002	Price

Options outstanding, beginning of year	1,046,000	$3.28	756,000	$2.46	578,000	$1.97
Options granted	611,000	$10.30	332,000	$4.97	180,000	$4.15
Options exercised	(100,000)	$3.20	(33,000)	$1.77	(2,000)	$3.63
Options cancelled	(77,000)	$5.80	(9,000)	$2.57	—	—

Options outstanding — end of year	1,480,000	$6.06	1,046,000	$3.28	756,000	$2.46

Options exercisable — end of year	920,000	$4.06	722,000	$2.50	702,000	$2.59

      The outstanding options as of January 1, 2005 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through August 2014.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at January 1, 2005.

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
Range of Exercise Price	January 1, 2005	Contractual Life	Exercise Price	January 1, 2005	Exercise Price

$ 1.73 to $ 1.84	244,000	6.34 years	$1.78	244,000	$1.78
$ 2.03 to $ 3.65	490,000	6.87 years	$2.84	440,000	$2.79
$ 4.45 to $ 5.80	50,000	7.91 years	$5.08	40,000	$5.16
$ 6.77 to $ 7.05	85,000	8.86 years	$6.99	34,000	$6.98
$ 8.10 to $ 9.05	279,000	7.87 years	$8.47	90,000	$8.46
$10.45 to $11.40	242,000	9.55 years	$11.27	43,000	$11.31
$ 13.33	90,000	9.36 years	$13.33	29,000	$13.33

	1,480,000	7.62 years	$6.06	920,000	$4.06

      All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The weighted average fair value of the stock options granted was $6.05, $3.02 and $2.69 for fiscal 2004, 2003, and 2002, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: risk-free interest rate of 4.13%; expected dividend yield of 0%; expected life of 9.2 years; and expected volatility of 45%. In 2003, the assumptions were: risk-free interest rate of 3.92%; expected dividend yield of 0%; expected life of 9.4 years; and expected volatility of 44%. In 2002, the assumptions were: risk-free interest rate of 4.46%; expected dividend yield of 0%; expected life of 8.9 years; and expected volatility of 38%. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date.

12.	OTHER EXPENSE, NET
      For the year ended January 1, 2005 other expense, net consists of non-capitalized acquisition costs of $113,000 associated with discontinued acquisition efforts.
      Other expense, net consists primarily of the following for the year ended December 27, 2003: non-capitalized acquisition costs of $394,000 associated with the discontinued Antigua Enterprises acquisition effort and successful H.S.Trask & Co. and Royal Robbins, Inc. acquisitions; relocation costs of $354,000 associated with the relocation of the Company’s corporate headquarters from Old Town, Maine to Carlsbad, California; litigation costs and expenses totaling $733,000 associated with the dissenting Penobscot stockholders settlement, the write-off of non-trade receivables totaling $163,000, and asset disposal charges and other expenses totaling $18,000. These amounts were partially offset by an excise tax refund of $285,000 associated with the 2001 Penobscot pension plan reversion.
      Other expense, net consists primarily of the following for the year ended December 31, 2002: loss of $254,000 on the sale of property; impairment of $84,000 on a building held for sale in Maine and a write-off of $104,000 of a receivable associated with the sale of the Company’s slipper brands in 2001.

13.	SEGMENT INFORMATION
      The Company’s operating segments have been classified into two business segments: footwear and apparel and military boot operations. The footwear and apparel operation designs, develops and markets various branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate assets consist principally of cash, certain receivables and non-current assets.
      In our footwear and apparel segment sales to Dillard’s department stores represented 8% of net sales in fiscal 2004, and no other customer exceeded 10% of this segments net sales. In our military boot segment sales to the DoD represented 57% of net sales from July 19, 2004, the date of our acquisition of Altama, through the fiscal year ended January 1, 2005. No other customer exceeded 10% of this segments net sales.

	Fiscal Year Ended	Fiscal Year Ended
	January 1,	December 27,
	2005	2003

Net revenues
Footwear and apparel	$62,750,000	$39,077,000
Military boots	13,636,000	—

	$76,386,000	$39,077,000

Operating income
Footwear and apparel	$8,226,000	$2,547,000
Military boots	2,358,000	—
Reconciling items(1)	(4,723,000)	—

	$5,861,000	$2,547,000

Identifiable assets
Footwear and apparel	$28,785,000	$36,411,000
Military boots	7,527,000	—
Goodwill and non-amortizable intangibles
Footwear and apparel	9,148,000	—
Military boots	28,853,000	—
Reconciling items(2)	16,741,000	—

	$91,054,000	$36,411,000

Depreciation and amortization
Footwear and apparel	$812,000	$317,000
Military boots	407,000	—

	$1,219,000	$317,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(2)	Identifiable assets are comprised of net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the two segments.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SUBSEQUENT EVENT
      On February 24, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of the vesting of options to purchase 440,000 shares of common stock held by the participants in the Company’s 2001 Long-Term Incentive Plan. The Company has not determined the accounting impact of this transaction on its future consolidated financial statements.
*****