Form 10-K/A
period 2005-01-01
PHOENIX FOOTWEAR GROUP INC
filed 2005-05-24
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
      This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed in order to correct the previously issued consolidated financial statements of Phoenix Footwear Group, Inc. (the “Company”) as of January 1, 2005 and December 27, 2003, and for the fiscal years ended January 1, 2005, December 27, 2003 and December 31, 2002, initially filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2005 (the “Original Filing”). The corrections are related to the Company’s accounting for purchased intangibles recorded in connection with prior acquisitions. See Note 15: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A for additional discussion.
      This Form 10-K/A amends only Items 1 of Part I, Items 6, 7, and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of the restatement of our financial statements for the periods presented. The remaining Items contained within this Form 10-K/A consist of all other Items contained in the original filing. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.
      The Company has filed four current reports on Form 8-K subsequent to the original filing of the 10-K.

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
      In our military boot segment, we sell five different product lines under our Altama brand to the military and commercial markets. These product lines include mil-spec combat boots, commercial combat boots, infantry combat boots, tactical boots and safety and work boots. We believe that the majority of products under this brand are not sensitive to fashion risk. We sell our mil-spec boots to the United States Department of Defense, or DoD, and our commercial boots for civilian use through domestic wholesale channels to serve various retailers such as Army/Navy surplus stores, military catalogs and independent outdoor sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian market.
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
Seasonality and Weather
      Footwear and Apparel. Our product lines in the footwear and apparel segment are sold during two distinct selling seasons, Spring/ Summer and Fall/ Winter. We attempt to design and develop our new product introductions for this segment to coincide with this seasonal trend. Trotters and SoftWalk sales are approximately evenly split between these two seasons, while Royal Robbins products are purchased and used predominantly during the Spring and Summer months. Conversely, our H.S. Trask men’s dress and casual footwear lines are purchased and used by consumers predominantly in the Fall and Winter months.
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

We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods
      Our business acquisitions typically result in goodwill and other intangible assets. As of January 1, 2005, we had $45.5 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.

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
CAUTIONARY STATEMENT
CONCERNING FORWARD-LOOKING INFORMATION
      This Annual Report on Form 10-K/A and the Securities and Exchange Commission filings that are incorporated by reference into this Annual Report on Form 10-K/A contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those sections.
      These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of the Original Filing.
      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as we may be required to do under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K/A may not occur.
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
      From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. Except as discussed below, as of the date of this Annual Report on Form 10-K/A we are not a party to any pending material legal proceedings.
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
      The historical consolidated statements of operations data for the years ended December 31, 2002, December 27, 2003 and January 1, 2005, and the historical consolidated balance sheet data as of December 27, 2003 and January 1, 2005, have been derived from our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The historical consolidated statements of operations data for the years ended December 31, 2000 and 2001, and the historical balance sheet data as of December 31, 2000, 2001 and 2002, have been derived from our historical consolidated financial statements that are not included in this Annual Report on Form 10-K/A.
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
      Historical results are not necessarily indicative of future results. The following information should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K/A.

	Fiscal Years Ended

	December 31	December 31,	December 31,	December 27,	January 1,
	2000(1)	2001(2)	2002(3)	2003(4)(5)	2005(6)

	(In thousands, except share, per share data and stock price)
Consolidated Statements of Operations Data
Net sales	$33,179	$46,851	$36,161	$39,077	$76,386
Cost of goods sold	22,233	31,439	22,397	22,457	44,802

Gross profit	10,946	15,412	13,764	16,620	31,584
Operating expenses:
Selling, general and administrative expenses	9,705	11,917	9,661	12,696	25,610
Other expense, net	1,016	375	442	1,377	113

Total operating expenses	10,721	12,292	10,103	14,073	25,723

Operating income	225	3,120	3,661	2,547	5,861
Interest expense	1,363	1,683	751	620	888

(Loss) earnings before income taxes	(1,138)	1,437	2,910	1,927	4,973
Income tax (benefit) expense	(456)	67	1,207	986	1,990

Net (loss) earnings	$(682)	$1,370	$1,703	$941	$2,983

Net (loss) earnings per share(7)
Basic	$(0.22)	$0.44	$0.50	$0.24	$0.51
Diluted	$(0.22)	$0.41	$0.45	$0.22	$0.48
Weighted average common shares outstanding
Basic	3,141,190	3,137,688	3,418,468	3,963,382	5,793,920
Diluted	3,141,190	3,444,042	3,781,634	4,350,132	6,277,222

	Years Ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 27	Jan. 1
	2000	2001	2002	2003(8)	2005(8)

	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$1	$1,161	$1,265	$1,058	$694
Working capital	(1,607)	5,358	8,812	13,423	29,559
Total assets	38,424	27,577	18,954	37,913	98,180
Contingent liability	—	—	—	1,942	—
Total bank debt	18,926	14,829	3,000	12,082	26,607
Total stockholders’ equity	$5,898	$7,452	$10,112	$14,987	$49,686

(1)	Includes $808,000 of expenses associated with the Company’s headquarters and distribution operation relocation from Dolgeville, New York to the newly acquired facilities in Old Town, Maine. Costs associated with this relocation included severance, moving expenses and closing facilities. In addition, an impairment loss of $208,000 was recognized in 2000.

(2)	The net amount of $375,000 in “Other expense, net” consists primarily of a $1.2 million gain in connection with the divestiture of our slipper business, and a $1.7 million loss incurred in connection with the termination of the Penobscot Shoe Company pension plan and a net gain on the sale of property of $142,000.

(3)	The net amount of $442,000 in “Other expense, net” consists primarily of losses on dispositions and write-offs on asset sales.

(4)	The net amount of $1,377,000 in “Other expense, net” consists primarily of $394,000, or $0.06 per diluted share, of non-capitalized acquisition expenses, $354,000, or $0.05 per diluted share, associated with the relocation of our corporate offices from Old Town, Maine to Carlsbad, California, litigation costs and expenses totaling $733,000, or $0.17 per diluted share, associated with the dissenting stockholders’ appraisal proceeding resulting from our fiscal 2000 acquisition of Penobscot Shoe Company, and a $163,000, or $0.02 per diluted share, write-off of a non-trade receivable. These amounts were offset partially by an excise tax refund totaling $285,000, or $0.07 per diluted share, which was not taxable, associated with the fiscal 2001 termination of the Penobscot pension plan. “Interest expense” includes $376,000, or $0.05 per diluted share, of interest expense related to the settlement of the dissenting stockholder’s appraisal proceeding. On an aggregate basis, these amounts reduced our fiscal 2003 per diluted share earnings by $0.28.

(5)	In October 2003, we acquired Royal Robbins in a stock purchase for an aggregate purchase price of $6.8 million, which included the issuance of 71,889 shares of common stock valued at $500,000, plus potential contingent earnout cash payments through May 2005. In August 2003, we acquired H.S. Trask for an aggregate purchase price of $6.4 million which included the issuance of 699,980 shares of common stock valued at $3.2 million. In connection with these acquisitions $109,000 or $0.02 per diluted share of acquisition related expenses were not capitalized.

(6)	On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million plus non-competition payments totaling $2.0 million and payable over five years. The price included the issuance of 196,967 shares of common stock valued at $2.5 million. We also incurred approximately $740,000 in acquisition-related expenses which increased the net purchase price. For a further discussion of the Altama acquisition see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Altama Acquisition.”

(7)	Per share data has been adjusted to reflect the 2-for-1 stock split effective at the close of business on June 12, 2003. Phoenix Footwear Group, Inc.’s Retirement Savings Partnership Plan, a 401(k) plan, held 796,441 shares of our common stock as of January 1, 2005. A total of 478,514 shares were not allocated as of January 1, 2005 and were classified as treasury shares for accounting purposes, but are outstanding for voting purposes and other legal purposes.

(8)	As restated, see Note 15 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Factors That May Affect Forward Looking Statements” and under other captions contained elsewhere in this Annual Report on Form 10-K/A.
      Effective January 1, 2003, we changed our accounting year to a 52/53 week period. Our annual accounting period ends on the Saturday nearest to December 31. In this Annual Report on Form 10-K/A we refer to the fiscal year ended December 31, 2002 as “fiscal 2002,” to the fiscal year ended December 27, 2003 as “fiscal 2003,” to the fiscal year ended January 1, 2005 as “fiscal 2004,” and to the fiscal year ending

December 31, 2005 as “fiscal 2005.” The change in fiscal year end did not materially impact our fiscal 2004 results of operations or year-over-year comparisons.
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
      The following MD&A has been updated for the effects of the restatement discussed in Note 15 to the consolidated financial statements.
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

Unaudited Pro Forma
Net Sales
for the Fiscal Year Ended
December 27, 2003

(In thousands)
Phoenix Footwear Group, Inc.
Trotters and Softwalk brands	$34,404
H.S. Trask: 8/8/03 — 12/27/03(1)	3,964
Royal Robbins: 11/1/03 — 12/27/03(2)	708

Total Net Sales (Actual)	39,076
2003 Acquired Brands (H.S. Trask & Co., Royal Robbins, Inc.)
H.S. Trask: 1/1/03 — 8/7/03(1)	4,971
Royal Robbins, Inc.: 1/1/03 — 10/31/03(2)	15,418

Total Footwear and Apparel Segment Pro Forma Net Sales	$59,465

(1)	We completed our acquisition of H.S. Trask on August 7, 2003.

(2)	We completed our acquisition of Royal Robbins on October 31, 2003.
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
      If we consider assets to be impaired, we recognize an impairment loss equal to the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. In addition, as it relates to long-lived assets, we base the useful lives and related amortization or depreciation expenses on the estimate of the period that the assets will generate sales or otherwise be used by us. At January 1, 2005, we had goodwill and other intangible assets of $50.2 million. The Company determined that there was no impairment of goodwill to be recorded during the year ended January 1, 2005 or December 27, 2003.
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
      On May 17, 2005, we announced that we would restate our December 27, 2003 and January 1, 2005 consolidated balance sheets to revise our accounting of purchased intangibles recorded in connection with prior acquisitions. The restatement effecting these corrections is described in note 15 to the Notes to Consolidated Financial Statements.
      In connection with our determination to restate the items described in note 15 to the Notes to Consolidated Financial Statements, a subsequent evaluation was performed under the supervision of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. As part of this review, we considered the system of internal control over financial reporting in place at the end of the period covered by this report. After discussion with the Audit Committee of our Board of Directors and our new independent public accounting firm as of April 8, 2005, we have determined that our failure to correct the accounting errors until this restatement indicates a significant deficiency in our internal control over financial reporting as they existed on January 1, 2005, the end of the period covered by this report. As part of this process on May 16, 2005, our management communicated our conclusions to our Audit Committee. As communicated to the Audit Committee, the internal controls as to which there existed a significant deficiency related to our review of deferred tax liabilities for purchased intangibles acquired in connection with acquisitions in fiscal 2003 and 2004.
      Based on the evaluation of our management, including the CEO and CFO, we have concluded that our disclosure controls and procedures were effective as of January 1, 2005 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. While we have not identified any material weaknesses in our internal controls that would cause us to deem our disclosure controls and procedures to be ineffective, we have determined that we had the significant deficiency, as discussed above, as of the end of the period covered by this report. To address the significant deficiency so identified, our management is in the process of implementing a process to involve both internal personnel and our outside tax advisors earlier in an acquisition transaction to obtain guidance as to the application of generally accepted accounting principles to such a proposed transaction. The Company began to execute the remediation plans identified above in the second quarter of 2005, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.
      There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations

4. Consolidated Statements of Stockholders’ Equity

5. Consolidated Statements of Cash Flows

6. Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (See (c) below)

(3) Exhibits

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774)).

3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774)).

3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309)).

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774)).

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000 (incorporated by reference to exhibit 10.4 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)). *

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*

10.8	Employment Agreement by and between Phoenix Footwear Group, Inc. and Greg A. Tunney dated September 1, 2001. (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.9	Amendment No. 1 to the Employment Agreement by and between Phoenix Footwear Group, Inc. and Greg A. Tunney dated September 1, 2001 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.10	Non-Competition and Non-Disclosure Agreement between Harrison S. Trask and H.S. Trask & Co., dated August 6, 2003 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q dated August 12, 2003 (SEC File No. 001-31309)).

10.11	Employment and Consulting Agreement between Harrison S. Trask and H.S. Trask & Co., dated August 6, 2003 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q dated August 12, 2003 (SEC File No. 001-31309)).

10.12	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.13	Noncompetition and Confidentiality Agreement between Phoenix Footwear Group, Inc., Royal Robbins, Inc. and Dan J. Costa entered into as of October 31, 2003 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q dated November 12, 2003 (SEC File No. 001-31309)).

10.14	Consulting Agreement dated October 31, 2003 between Royal Robbins, Inc. and Dan J. Costa (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q dated November 13, 2003 (SEC file No. 001-31309)) .

10.15	Employment Agreement by and between Phoenix Footwear Group, Inc. and Francisco Morales dated October 31, 2003 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.16	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.17	Employment Agreement by and between Phoenix Footwear Group, Inc. and Richard E. White, dated June 15, 2004 (incorporated by reference to Exhibit No. 10.18 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).*

10.18	Form Indemnity Agreement by and between Phoenix Footwear Group, Inc. and the directors and executive officers of the Company (incorporated by reference to Exhibit No. 10.19 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).*

10.19	Lock-Up Agreement executed by Riedman Corporation dated May 19, 2004 (incorporated by reference to Exhibit No. 10.25 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.20	Lock-Up Agreement executed by the Retirement Committee of the Phoenix Footwear Group, Inc. (formerly Daniel Green Company) Retirement Savings Partnership Plan dated June 10, 2004 (incorporated by reference to Exhibit No. 10.26 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.21	Form Lock-Up Agreement executed by the directors, officers and certain principal shareholders of Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit No. 10.27 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.22	Registration Rights Agreement by and between Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.23	Escrow Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Escrow Agent, dated July 19, 2004 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.24	Consulting Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.25	Non-Competition and Confidentiality Agreement by and among Phoenix Footwear Group, Inc., and W. Whitlow Wyatt, dated July 19, 2004 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.26	Third Amended and Restated Revolving Credit and Term Loan Agreement By and Between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated July 19, 2004 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 6, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.27	Letter Agreement by and between Altama Delta Corporation and Ro-Search, Incorporated dated September 13, 1984, as amended (incorporated by reference to Exhibit No. 10.28 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.28	Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit No. 10.29 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).

10.29	Amendment dated September 8, 2004, to the Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q dated November 9, 2004 (SEC File No. 001-31309)).

10.30	Supplemental Agreement dated September 30, 2004 to the Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated September 30, 2003 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q dated November 9, 2004 (SEC File No. 001-31309)).

10.31	Third Amended and Restated Revolving Credit and Term Loan Agreement Amendment Number 1 dated as of February 1, 2005 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for February 1, 2005 (SEC File No. 001-31309)).

10.32	$4,000,000 Overline Credit Note dated February 1, 2005 by Phoenix Footwear Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for February 1, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

21 .	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

24 .	Power of Attorney.

31.1	Certification of Richard E. White pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
      (c) Financial Statement Schedules for the years ended January 1, 2005, December 27, 2003 and December 31, 2002 are as follows:

1) Consolidated Valuation and Qualifying Accounts (Schedule II)

2) Other Financial Statement Schedules not included in this Annual Report on Form 10-K/A have been omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

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

Richard E. White
Chief Executive Officer
Date: May 23, 2005

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
      As described in Note 15 to the consolidated financial statements, the accompanying consolidated balance sheets have been restated.
Deloitte & Touche Llp
San Diego, California
March 31, 2005 (May 23, 2005 as to the effects of the restatement discussed in Note 15)

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2005 AND DECEMBER 27, 2003

	Restated (See Note 15)

	2004	2003

CURRENT ASSETS:
Cash	$694,000	$1,058,000
Accounts receivable (less allowances of $1,567,000 in 2004 and $1,026,000 in 2003)	11,177,000	8,083,000
Inventories — net	28,317,000	12,717,000
Other receivable	911,000	530,000
Other current assets	2,971,000	803,000
Deferred income tax asset	256,000	—

Total current assets	44,326,000	23,191,000
PLANT AND EQUIPMENT — Net	3,530,000	1,623,000
OTHER ASSETS:
Other assets — net	121,000	115,000
Goodwill	27,500,000	6,680,000
Unamortizable intangibles	17,975,000	3,820,000
Intangible assets, net	4,728,000	1,766,000
Other receivable	—	718,000

Total other assets	50,324,000	13,099,000

TOTAL ASSETS	$98,180,000	$37,913,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,568,000	$4,782,000
Accrued expenses	3,543,000	1,077,000
Contingent liability	—	1,942,000
Notes payable — current	3,656,000	1,661,000
Deferred income tax	—	195,000
Income taxes payable	—	111,000

Total current liabilities	14,767,000	9,768,000
OTHER LIABILITIES:
Notes payable — noncurrent	10,451,000	4,941,000
Notes payable — line of credit	12,500,000	5,480,000
Other long-term liabilities	1,511,000	—
Deferred income tax liability	9,265,000	2,737,000

Total other liabilities	33,727,000	13,158,000

Total liabilities	48,494,000	22,926,000
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 7,858,000 and 5,061,000 shares issued in 2004 and 2003, respectively	78,000	51,000
Additional paid-in-capital	42,685,000	11,190,000
Retained earnings	8,303,000	5,320,000

	51,066,000	16,561,000
Less: Treasury stock at cost, 504,000 and 603,000 shares in 2004 and 2003, respectively	(1,380,000)	(1,574,000)

Total stockholders’ equity	49,686,000	14,987,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,180,000	$37,913,000

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

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 31, 2002

	Common Stock		Additional		Treasury Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE — January 1, 2002	4,180,000	$5,224,000	$2,089,000	$2,676,000	(1,048,000)	$(2,537,000)	$7,452,000
Issuance of common stock	408,000	511,000	244,000				755,000
Purchases of treasury stock					(20,000)	(35,000)	(35,000)
Allocation of shares in Company sponsored defined contribution plan			59,000		70,000	178,000	237,000
Effect of change in par value		(5,689,000)	5,689,000
Net earnings — 2002				1,703,000			1,703,000

BALANCE — December 31, 2002	4,588,000	46,000	8,081,000	4,379,000	(998,000)	(2,394,000)	10,112,000
Issuance of common stock	35,000		34,000				34,000
Purchases of treasury stock					(58,000)	(201,000)	(201,000)
Allocation of shares in Company sponsored defined contribution plan			97,000		119,000	305,000	402,000
Retirement of treasury stock	(334,000)	(3,000)	(713,000)		334,000	716,000
Issuance of common stock in connection with acquisitions	772,000	8,000	3,691,000				3,699,000
Net earnings — 2003				941,000			941,000

BALANCE — December 27, 2003	5,061,000	$51,000	$11,190,000	$5,320,000	(603,000)	$(1,574,000)	$14,987,000

Issuance of common stock	100,000		260,000				260,000
Purchases of treasury stock					(15,000)	(100,000)	(100,000)
Allocation of shares in Company sponsored defined contribution plan			560,000		114,000	294,000	854,000
Issuance of common stock in connection with acquisitions	2,697,000	27,000	30,675,000				30,702,000
Net earnings — 2004				2,983,000			2,983,000

BALANCE — January 1, 2005	7,858,000	$78,000	$42,685,000	$8,303,000	(504,000)	$(1,380,000)	$49,686,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 31, 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,983,000	$941,000	$1,703,000
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	1,219,000	317,000	266,000
Provision for losses on accounts receivable	203,000	252,000	142,000
Write-off of non-trade receivable	—	163,000	—
Deferred income tax asset/liability	(313,000)	727,000	699,000
Allocation of shares in defined contribution plan	854,000	402,000	237,000
Loss on impairment of assets	—	—	338,000
Loss on sale of property and equipment	—	8,000	—
Changes in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in:
Accounts receivable	(1,039,000)	1,288,000	2,376,000
Inventories	(9,320,000)	(2,272,000)	3,791,000
Other receivable	(338,000)	300,000	129,000
Other current assets	(267,000)	(1,204,000)	19,000
Other assets	92,000	48,000	—
Increase (decrease) in:
Accounts payable	2,169,000	2,435,000	286,000
Accrued expenses	1,536,000	(1,428,000)	(99,000)
Liability to former stockholders	—	(1,806,000)	—
Other long-term liabilities	(587,000)	—	—
Income taxes payable	(111,000)	111,000	—

Net cash (used) provided by operating activities	(2,919,000)	282,000	9,887,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(969,000)	(326,000)	(309,000)
Proceeds from disposal of property and equipment	—	457,000	76,000
Proceeds from other receivable	—	—	1,578,000
Acquisitions, net of cash acquired	(37,581,000)	(7,925,000)	—

Net cash (used) provided by investing activities	(38,550,000)	(7,794,000)	1,345,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable — line of credit	5,394,000	3,979,000	(8,200,000)
Proceeds from notes payable	10,000,000	4,500,000	2,728,000
Repayments of notes payable	(2,534,000)	(927,000)	(5,607,000)
Issuance of common stock	28,436,000	34,000	5,000
Purchases of treasury stock	(100,000)	(201,000)	(35,000)
Debt issuance costs	(91,000)	(80,000)	(19,000)

Net cash provided (used) by financing activities	41,105,000	7,305,000	(11,128,000)

NET (DECREASE) INCREASE IN CASH	(364,000)	(207,000)	104,000
CASH — Beginning of year	1,058,000	1,265,000	1,161,000

CASH — End of year	$694,000	$1,058,000	$1,265,000

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

During 2002, a $750,000 note payable was converted into 408,000 shares of common stock
(Concluded)
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

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      GOODWILL — Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the years ended January 1, 2005, December 27, 2003 or December 31, 2002.
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
      Pro forma information regarding the Company’s net earnings and related per share amounts as required by SFAS No. 123 and SFAS No. 148 are as follows:

	2004	2003	2002

Net earnings:
As reported	$2,983,000	$941,000	$1,703,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,256,000)	(423,000)	(240,000)
Pro forma	$1,727,000	$518,000	$1,463,000
Basic net earnings per share:
As reported	$0.51	$0.24	$0.50
Pro forma	$0.30	$0.13	$0.43
Diluted net earnings per share:
As reported	$0.48	$0.22	$0.45
Pro forma	$0.28	$0.12	$0.39
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

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      RECLASSIFICATIONS — Certain reclassifications have been made to the 2003 financial statements to conform to the classifications used in 2004.

2.	INVENTORIES
      The components of inventories are:

	January 1, 2005	December 27, 2003

Raw materials	$1,861,000	$—
Work in process	807,000	—
Finished goods	25,649,000	12,717,000

	$28,317,000	$12,717,000

3.	GOODWILL AND INTANGIBLE ASSETS

		January 1, 2005			December 27, 2003
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value

Non-amortizing:
Trademarks/tradenames and DoD relationship		$17,975,000	$—	$17,975,000	$3,820,000	$—	$3,820,000
Amortizing:
Customer lists	5-13	3,222,000	278,000	2,944,000	1,513,000	43,000	1,470,000
Other	2-5	2,021,000	237,000	1,784,000	311,000	15,000	296,000

Total amortizable intangible assets		$5,243,000	$515,000	$4,728,000	$1,824,000	$58,000	$1,766,000

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

$4,728,000

      Changes in goodwill during fiscal 2004 and 2003 related primarily to the acquisition of Altama and the acquisitions of Trask and Robbins, respectively.

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

Current assets	$4,320,000
Property, plant and equipment	15,000
Intangible assets, subject to amortization	794,000
Goodwill	3,100,000
Unamortizable intangibles	1,230,000

Total assets acquired	9,459,000
Current liabilities	(2,455,000)
Net deferred tax liability	(550,000)

Net assets acquired	$6,454,000

      Of the $5.1 million of acquired goodwill and intangible assets, $1.2 million was allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $794,000 which are subject to amortization have a weighted-average useful life of approximately 9 years. The intangible assets subject to amortization include wholesale customer list of $700,000 (ten year weighted-average useful life), retail customer list of $46,000 (five year weighted-average useful life), non-compete agreement of $23,000 (two year weighted-average useful life) and website of $25,000 (five year weighted-average useful life).
      On October 31, 2003, we acquired the Royal Robbins apparel brand through the purchase of all the outstanding shares of Royal Robbins, Inc. a Modesto, California based apparel company, for an aggregate

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $406,000 in acquisition related expenses, plus potential contingent earnout cash payments. The potential contingent earnout payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. In June 2004 in connection with this earnout agreement we paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004. The number of common shares issued was determined based on the average market price of the Company’s common shares over the 10-day trading period ending on the second to last day prior to the closing date of the acquisition. Robbins is engaged in the import and sale of casual and outdoor apparel.
      The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at October 31, 2003, the date of acquisition.

Current assets	$4,449,000
Property, plant and equipment	513,000
Other assets	6,000
Intangible assets, subject to amortization	1,031,000
Goodwill	2,082,000
Unamortizable intangibles	2,590,000

Total assets acquired	10,671,000
Current liabilities	(502,000)
Contingent liability	(1,942,000)
Net deferred tax liability	(1,340,000)

Net assets acquired	$6,887,000

      Of the $5.7 million of acquired goodwill and intangible assets, $2.6 million was allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $1.0 million which are subject to amortization have a weighted-average useful life of approximately 11 years. The intangible assets subject to amortization include wholesale customer list of $766,000 (thirteen year weighted-average useful life), non-compete agreement of $250,000 (five year weighted-average useful life) and website of $15,000 (five year weighted-average useful life). The Company also recorded a $1.9 million contingent liability which reflected the potential payments the Company may be required to make in connection with the earnout. In June 2004 in connection with this earnout agreement we paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004.
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

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through domestic wholesale channels to serve various retailers such as Army/ Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets.
      The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at July 19, 2004, the date of acquisition. The preliminary allocation of purchase price is due to the potential earnout cash payment that if paid in future periods will affect the price paid for assets acquired.

Current assets	$9,530,000
Property, plant and equipment	1,705,000
Intangible assets, subject to amortization	3,413,000
Goodwill	20,675,000
Unamortizable intangibles	14,155,000

Total assets acquired	49,478,000
Current liabilities	(2,801,000)
Net deferred tax liability	(6,396,000)

Net assets acquired	$40,281,000

      Of the $38.2 million of acquired goodwill and unamortizable intangible assets, $6.5 million was preliminarily allocated to registered trademarks and tradenames and $7.6 million was preliminarily allocated to the DoD relationship that are not subject to amortization. Intangible assets totaling $3.4 million which are subject to amortization have a weighted-average useful life of approximately 6.5 years. The intangible assets subject to amortization include commercial customer list of $1.7 million (eight year weighted-average useful life) and non-compete agreement of $1.7 million (five year weighted-average useful life).
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

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt as of January 1, 2005 and December 27, 2003 consisted of the following:

	2004	2003

Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	$5,000,000	$5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	7,500,000	480,000
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	1,500,000	2,250,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	2,250,000	2,850,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	1,175,000	1,475,000
Term loan payable to bank in monthly installments of $167,000 through 2009, interest due monthly at LIBOR plus 300 basis points	9,167,000	—
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	15,000	21,000
Note payable to financial institution; collateralized by vehicle; interest at 4.9%; principal payable $574 monthly; remaining principal balance due May 2004	—	3,000
Note payable to financial institution; collateralized by vehicle; interest at 6.9%; principal payable $551 monthly; remaining principal balance due May 2004	—	3,000

	26,607,000	12,082,000
Less: current portion	3,656,000	1,661,000

Noncurrent portion	$22,951,000	$10,421,000

The aggregate principal payments of notes payable are as follows:
2005		$3,656,000
2006		16,156,000
2007		2,903,000
2008		2,725,000
2009		1,167,000

Total		$26,607,000

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES
      Income tax expense consists of:

	2004	2003	2002

Current:
Federal	$1,861,000	$477,000	$440,000
State	442,000	172,000	68,000

	2,303,000	649,000	508,000

Deferred:
Federal	(196,000)	185,000	609,000
State	(117,000)	152,000	90,000

	(313,000)	337,000	699,000

Total	$1,990,000	$986,000	$1,207,000

      The difference between tax computed at the statutory federal income tax rate and the Company’s reported tax expense is as follows:

	2004	2003	2002

Expense at statutory rate	$1,691,000	$655,000	$990,000
State and other taxes — net of federal tax benefit	212,000	137,000	104,000
Items not deductible	41,000	151,000	66,000
Change in tax rate	0	24,000	0
Change in valuation allowance	0	0	(60,000)
Other	46,000	19,000	107,000

Income tax expense	$1,990,000	$986,000	$1,207,000

      As of January 1, 2005, the Company had approximately $97,000 of federal net operating loss carryforwards which begin to expire in 2023. The Company has approximately $109,000 of net operating loss carryforwards available for Georgia State tax purposes, which begin to expire in 2018.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of the Company’s deferred income tax asset (liability) as of January 1, 2005, December 27, 2003 and December 31, 2002 are as follows:

	2004

	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$596,000	$—
UNICAP	219,000	—
Inventory	49,000	—
Other accruals	140,000	110,000
Net operating loss carryforwards	—	38,000

LIABILITIES
Pension	(471,000)	—
Depreciation	—	(168,000)
Tollgate Taxes		(193,000)
Purchased Intangibles	—	(9,052,000)
Other accruals	(277,000)	—

Deferred income tax liability	$256,000	$(9,265,000)

	2003

	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$438,000	$—
Inventory	—	63,000
Other accruals	206,000	167,000
Net operating loss carryforwards	—	82,000

LIABILITIES
Installment sale gain	(171,000)	(287,000)
Pension	(668,000)	—
Depreciation	—	(515,000)
Purchased Intangibles	—	(2,247,000)

Deferred income tax liability	$(195,000)	$(2,737,000)

10.	LIABILITY TO FORMER STOCKHOLDERS
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
      The employee stock option activity for the years ended January 1, 2005, December 27, 2003 and December 31, 2002 is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2004	Price	2003	Price	2002	Price

Options outstanding, beginning of year	648,000	$4.03	356,000	$2.89	178,000	$1.97
Options granted	611,000	$10.30	332,000	$4.97	180,000	$4.15
Options exercised	(100,000)	$3.20	(31,000)	$1.65	(2,000)	$3.63
Options cancelled	(77,000)	$5.80	(9,000)	$2.57	—	—

Options outstanding — end of year	1,082,000	$7.53	648,000	$4.03	356,000	$2.89

Options exercisable — end of year	522,000	$5.58	322,000	$3.04	302,000	$2.85

      The outstanding options as of January 1, 2005 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through August 2014.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about employee stock options outstanding and exercisable at January 1, 2005.

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
Range of Exercise Price	January 1, 2005	Contractual Life	Exercise Price	January 1, 2005	Exercise Price

$ 1.73 to $ 1.78	96,000	6.34 years	$1.78	96,000	$1.78
$ 3.13 to $ 3.65	240,000	6.87 years	$3.48	190,000	$3.51
$ 4.45 to $ 5.80	50,000	7.91 years	$5.08	40,000	$5.16
$ 6.77 to $ 7.05	85,000	8.86 years	$6.99	34,000	$6.98
$ 8.10 to $ 9.05	279,000	7.87 years	$8.47	90,000	$8.46
$10.45 to $11.40	242,000	9.55 years	$11.27	43,000	$11.31
$13.33	90,000	9.36 years	$13.33	29,000	$13.33

	1,082,000	7.62 years	$7.53	522,000	$5.58

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

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Fiscal Year Ended	Fiscal Year Ended
	January 1,	December 27,
	2005	2003

Net revenues
Footwear and apparel	$62,750,000	$39,077,000
Military boots	13,636,000	—

	$76,386,000	$39,077,000

Operating income
Footwear and apparel	$8,226,000	$2,547,000
Military boots	2,358,000	—
Reconciling items(1)	(4,723,000)	—

	$5,861,000	$2,547,000

Identifiable assets
Footwear and apparel	$28,785,000	$27,413,000
Military boots	7,527,000	—
Goodwill and non-amortizable intangibles
Footwear and apparel	10,645,000	10,500,000
Military boots	34,830,000	—
Reconciling items(2)	16,393,000	—

	$98,180,000	$37,913,000

Depreciation and amortization
Footwear and apparel	$812,000	$317,000
Military boots	407,000	—

	$1,219,000	$317,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(2)	Identifiable assets are comprised of net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the two segments.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SUBSEQUENT EVENT
      On February 24, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of the vesting of options to purchase 440,000 shares of common stock held by the participants in the Company’s 2001 Long-Term Incentive Plan. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2005 to being included in the Company’s statement of operations in 2006. The Company has not determined the accounting impact of this transaction on its future consolidated financial statements.

15.	RESTATEMENT
      Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended January 1, 2005, the Company determined its previously issued consolidated balance sheets required restatement to correct its accounting for purchased intangibles resulting from prior acquisitions. The Company should have recorded both a deferred tax liability to account for the tax effect of the differences between the book and tax bases of these assets, and a corresponding increase in goodwill. As a result the Company has recorded $1.5 million on its December 27, 2003 consolidated balance sheet and an additional $5.6 million on its January 1, 2005 consolidated balance sheet.
      The restatement resulted in an increase of $1.5 million in total assets and total liabilities at December 27, 2003 and an increase of $7.1 million in total assets and total liabilities at January 1, 2005. Net sales, net income, earnings per share, net assets and stockholders’ equity for the fiscal years ended January 1, 2005, December 27, 2003 and December 31, 2002 remained unchanged.
      A summary of the effects of the restatement are as follows:

	January 1, 2005		December 27, 2003

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Goodwill	$20,374,000	$27,500,000	$5,178,000	$6,680,000
Deferred income tax liability	$2,139,000	$9,265,000	$1,235,000	$2,737,000
*****