Form 10-Q
period 2005-04-02
PHOENIX FOOTWEAR GROUP INC
filed 2005-05-24
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	For the quarterly period ended April 2, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 29, 2005
Common, $0.01 par value	7,992,085

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION	3
Item 1. Financial Statements and Notes to Financial Statements Consolidated Condensed Balance Sheets as of April 2, 2005 (unaudited) and January 1, 2005 (restated)	3
Consolidated Condensed Statements of Operations for the Three Months Ended April 2, 2005 (unaudited) and March 27, 2004 (unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended April 2, 2005 (unaudited) and March 27, 2004 (unaudited)	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II OTHER INFORMATION	26
Item 5. Other Information	27
Item 6. Exhibits	27
EXHIBIT 2.1
EXHIBIT 10.1
EHXIBIT 10.4
EHXIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	April 2,	January 1,
	2005	2005
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$644,000	$694,000
Accounts receivable (less allowances of $1,137,000 in 2005 and $1,567,000 in 2004)	16,719,000	11,177,000
Inventories—net	26,518,000	28,317,000
Other receivable	118,000	911,000
Other current assets	2,962,000	2,971,000
Deferred income tax asset	256,000	256,000

Total current assets	47,217,000	44,326,000
PLANT AND EQUIPMENT—Net	3,387,000	3,530,000
OTHER ASSETS:
Other assets—net	35,000	121,000
Goodwill	27,487,000	27,500,000
Unamortizable intangibles	17,975,000	17,975,000
Intangible assets, net	4,564,000	4,728,000

Total other assets	50,061,000	50,324,000

TOTAL ASSETS	$100,665,000	$98,180,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,892,000	$7,568,000
Accrued expenses	2,060,000	3,543,000
Notes payable—current	6,300,000	3,656,000
Other current Liabilities	400,000	400,000

Total current liabilities	13,652,000	15,167,000
OTHER LIABILITIES:
Notes payable—noncurrent	9,520,000	10,451,000
Note payable, line of credit	14,906,000	12,500,000
Other long-term liabilities	998,000	1,111,000
Deferred income tax liability	9,329,000	9,265,000

Total other liabilities	34,753,000	33,327,000

Total liabilities	48,405,000	48,494,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value—50,000,000 shares authorized; 7,992,000 and 7,858,000 shares issued in 2005 and 2004, respectively	80,000	78,000
Additional paid-in-capital	43,767,000	42,685,000
Retained earnings	9,484,000	8,303,000

	53,331,000	51,066,000

Less: Treasury stock at cost, 385,000 and 504,000 shares in 2005 and 2004, respectively	(1,071,000)	(1,380,000)

Total stockholders’ equity	52,260,000	49,686,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,665,000	$98,180,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2,	March 27,
	2005	2004
NET SALES	$26,400,000	$18,638,000
COST OF GOODS SOLD	15,842,000	10,492,000

GROSS PROFIT	10,558,000	8,146,000

OPERATING EXPENSES:
Selling, general and administrative expenses	7,545,000	5,811,000
Other expense—net	613,000	34,000

Total operating expenses	8,158,000	5,845,000

OPERATING INCOME	2,400,000	2,301,000
INTEREST EXPENSE	432,000	170,000

EARNINGS BEFORE INCOME TAXES	1,968,000	2,131,000
INCOME TAX PROVISION	787,000	895,000

NET EARNINGS	$1,181,000	$1,236,000

NET EARNINGS PER SHARE (Note 4)
Basic	$0.16	$0.27

Diluted	$0.15	$0.24

SHARES OUTSTANDING:
Basic	7,428,151	4,533,466

Diluted	7,853,406	5,108,598

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2,	March 27,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,181,000	$1,236,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	401,000	164,000
Allocation of shares in defined contribution plan	233,000	214,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable — net	(5,542,000)	(6,672,000)
Inventories — net	1,799,000	748,000
Other current receivable	793,000	(165,000)
Other current assets	842,000	(113,000)
Other noncurrent assets	86,000	571,000
Increase (decrease) in:
Accounts payable	(2,599,000)	544,000
Accrued expenses	(1,496,000)	116,000
Other liabilities	(100,000)	—
Income taxes payable	—	631,000

Net cash used by operating activities	(4,402,000)	(2,726,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(94,000)	(454,000)

Net cash used by investing activities	(94,000)	(454,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on note payable—line of credit	5,050,000	2,100,000
Repayments of notes payable	(931,000)	(228,000)
Bank overdraft	—	265,000
Issuance of common stock	327,000	85,000
Purchases of treasury stock	—	(100,000)

Net cash provided by financing activities	4,446,000	2,122,000

NET DECREASE IN CASH	(50,000)	(1,058,000)
CASH—Beginning of period	694,000	1,058,000

CASH—End of period	$644,000	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$351,000	$169,000

Income taxes	$—	$264,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Description of Business and Summary of Significant Accounting Policies

1. Basis of Presentation

          The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended January 1, 2005. The results of operations for the three months ended April 2, 2005, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Principles of Consolidation

          The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Royal Robbins, Inc. and Altama Delta Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

          Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The first quarter consisted of the 13 weeks ended April 2, 2005.

Reclassifications

          Certain reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005.

Critical Accounting Policies

          As of April 2, 2005, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K/A for the year ended January 1, 2005 with the following exception:

          On February 24, 2005, the Company authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $6.50 per share. In total, 440,333 options with an average exercise price of $10.20 immediately vested and have an average remaining contractual life of 8.6 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2.5 million amortized immediately. Had the accelerated-vest program not occurred, the related-cost in the fiscal years of 2005, 2006 and 2007 would have included $1.1 million, $1.1 million and $347,000, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2005 to being included in the Company’s statement of operations in 2006.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in Note 4 to the Consolidated Condensed Financial Statements in this Quarterly Report and in Note 1 to the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K/A for the year ended January 1, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. SFAS No. 153 is an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is currently evaluating the effect, if any, of adopting SFAS No. 153 and will adopt it on July 1, 2005, as required.

Restatement

          The Company intends to file a Form 10-K/A to restate its previously issued consolidated balance sheets as of January 1, 2005 and December 27, 2003 to correct its accounting of purchased intangibles resulting from prior acquisitions. These errors consisted of the Company’s failure to record both a deferred tax liability to account for the tax result of the differences between the book and tax basis of these assets, and a corresponding increase in goodwill. The Company has recorded $1.5 million on its restated December 27, 2003 consolidated balance sheet and an additional $5.6 million on its restated January 1, 2005 consolidated balance sheet. Other changes in goodwill during the quarter ended April 2, 2005 related to adjustments in professional fees incurred in connection with our fiscal 2004 acquisition.

          As a result, the accompanying financial statements have not been reviewed by the Company’s independent registered public accounting firm pursuant to Rule 10-01(d) of Regulation S-X, and will not be until the Company has filed its Annual Report on Form 10-K/A. The Company’s management believes that the quarterly review by the Company’s independent registered public accounting firm of the accompanying financial statements, once completed, will not result in any material change to these financial statements.

2. Inventories

          The components of inventories are:

	April 2, 2005	January 1, 2005
Raw materials	$1,828,000	$1,861,000
Work in process	629,000	807,000
Finished goods	24,061,000	25,649,000

	$26,518,000	$28,317,000

3. Goodwill and Intangible Assets

          Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the first fiscal quarter of fiscal 2005 or during the fiscal year ended January 1, 2005.

		April 2, 2005			January 1, 2005
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-amortizing:
Trademarks, tradenames and customer relationships		$17,195,000	$—	$17,195,000	$17,975,000	$—	$17,975,000
Amortizing:
Customer lists	5-13	3,222,000	367,000	2,855,000	3,222,000	278,000	2,944,000
Other	2-5	2,021,000	312,000	1,709,000	2,021,000	237,000	1,784,000

Total amortizing intangible assets		$5,243,000	$679,000	$4,564,000	$5,243,000	$515,000	$4,728,000

          Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During the quarter ended April 2, 2005 and March 27, 2004, aggregate amortization expense was approximately $164,000 and $51,000, respectively. Amortization expense related to intangible assets at April 2, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2005	$597,000
2006	752,000
2007	752,000
2008	737,000
2009	522,000
Thereafter	1,204,000

$4,564,000

4. Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. No employee stock-based compensation expense was recorded for the quarters ended April 2, 2005 and March 27, 2004. Pro forma information regarding net earnings and earnings per share as required by SFAS No. 123, and SFAS No. 148 are as follows:

	Three Months Ended
	April 2,	March 27,
	2005	2004
Net earnings, as reported	$1,181,000	$1,236,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,610,000)	(582,000)

Pro forma net(loss) earnings	$(1,429,000)	$654,000

Earnings per common share:
Basic — as reported	$0.16	$0.27
Basic — pro forma	$(0.19)	$0.14
Diluted — as reported	$0.15	$0.24
Diluted — pro forma	$(0.19)	$0.13

          The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The weighted average fair value of the stock options granted was $0 and $4.82 for the quarters ended April 2, 2005 and March 27, 2004, respectively. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	April 2,	March 27,
	2005	2004
Dividend yield	0%	0%
Expected volatility	45.18%	43.5%
Risk free interest rates	4.10%	3.91%
Expected lives	9.0 years	9.6 years

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

5. Per Share Data

          In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 385,000 shares as of April 2, 2005, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first quarter of 2005, approximately 120,000 shares were allocated to the defined contribution 401(k) savings plan. Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted income per share is presented below.

	Three Months Ended
	April 2,	March 27,
	2005	2004
Basic net earnings per share:
Net earnings	$1,181,000	$1,236,000
Weighted average common shares outstanding	7,428,151	4,533,466
Basic net earnings per share	$0.16	$0.27

Diluted net earnings per share:
Net earnings	$1,181,000	$1,236,000
Weighted average common shares outstanding	7,428,151	4,533,466
Effect of stock options outstanding	425,255	575,132

Weighted average common and potential common shares outstanding	7,853,406	5,108,598
Diluted net earnings per share	$0.15	$0.24

The following options were not included in the computation of diluted income per share due to this antidilutive effect.

	April 2, 2005	March 27, 2004
Options to purchase shares of common stock	656,000	105,000
Exercise prices	$6.85 - $13.33	$8.91
Expiration dates	November 2013 - May 2014	February 2009

6. Debt

          During the first six months of fiscal 2004, the Company had a $24.8 million credit facility with Manufacturers and Traders Trust Company (“M&T”), which was comprised of an $18.0 million revolving line of credit (“revolver”) and a term loan facility in the amount of $6.8 million. On July 19, 2004, the Company increased its borrowing capacity under the credit facility with M&T to a maximum of $33.4 million and extended the maturity date until June 30, 2006 in connection with its acquisition of Altama Delta Corporation. This facility includes an $18.0 million revolver and $15.4 million in term loans, including a new $10.0 million term loan which is repayable in equal monthly installments maturing in July 2009. Our obligations under our amended credit facility are secured by accounts receivable, inventory and equipment. The revolver and the notes payable to the bank contain certain financial covenants relative to average borrowed funds to earnings ratio, net earnings, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is restricted. After December 31, 2005, the Company is permitted to pay dividends on its common stock as long as it is not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1. The Company was not in compliance with all of its debt covenants as of January 1, 2005. The Company obtained a waiver from M&T related to these violations on January 27, 2005. The Company was in compliance with all of its debt covenants as of April 2, 2005.

          Under the terms of the agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The revolver expires on June 30, 2006 and has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%. At April 2, 2005, LIBOR with a 90-day maturity was 3.10% and the prime rate was 5.75%.

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

          Long-term debt as of April 2, 2005 and January 1, 2005 consisted of the following:

	April 2, 2005	January 1, 2005
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	$5,000,000	$5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	9,907,000	7,500,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .5%; expires on May 30, 2005	2,644,000	—
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	1,500,000	1,500,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	2,100,000	2,250,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	1,075,000	1,175,000
Term loan payable to bank in monthly installments of $167,000 through 2009, interest due monthly at LIBOR plus 300 basis points	8,500,000	9,167,000
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	—	15,000

	30,726,000	26,607,000
Less: current portion	6,300,000	3,656,000

Noncurrent portion	$24,426,000	$22,951,000

          The aggregate principal payments of notes payable are as follows:

One year or less	$6,300,000
One to three years	21,456,000
Three to five years	2,970,000

Total	$30,726,000

7. Other expense-net

          Other expense-net, of $613,000 for the quarter ended April 2, 2005 consists primarily of severance and management restructuring costs. Severance benefits related to the management restructuring costs are being paid in accordance with the terms of the severance agreements over a period of up to 18 months. No other severance costs are expected to be incurred in fiscal 2005. The prior year quarter expense of $34,000 consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.

8. Segment Information

          The Company’s operating segments have been classified into two business segments: footwear and apparel and military boot operations. The footwear and apparel operation designs, develops and markets various branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however, these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsource commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate assets consist principally of cash, certain receivables and non-current assets.

          In our footwear and apparel segment sales to REI stores represented 8% of net sales in the quarter ended April 2, 2005, and no other customer exceeded 10% of this segment’s net sales. In our military boot segment, sales to the DoD represented 55% of net sales in the quarter ended April 2, 2005. No other customer exceeded 10% of this segment’s net sales.

	Three Months Ended	Fiscal Year Ended
	April 2,	January 1,
	2005	2005
Sales
Footwear and apparel	$19,581,000	$62,750,000
Military boots	6,819,000	13,636,000

	$26,400,000	$76,386,000

Operating income
Footwear and apparel	$3,437,000	$8,226,000
Military boots	1,054,000	2,358,000
Reconciling items(1)	(2,091,000)	(4,723,000)

	$2,400,000	$5,861,000

Identifiable assets
Footwear and apparel	$24,230,000	$28,785,000
Military boots	10,240,000	7,527,000
Goodwill and non-amortizable intangibles (restated)
Footwear and apparel	10,645,000	10,645,000
Military boots	34,817,000	34,830,000
Reconciling items(2)	20,733,000	16,393,000

	$100,665,000	$98,180,000

Depreciation and amortization
Footwear and apparel	$183,000	$812,000
Military boots	218,000	407,000

	$401,000	$1,219,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(2)	Identifiable assets are comprised of net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the two segments.

9.	Acquisition

     The following is the consolidated results of operations of the Company for the three months ended March 27, 2004, on a pro forma basis using internally generated unaudited information, assuming the Altama acquisition occurred at the beginning of the earliest period presented. This pro forma information is presented after giving effect to certain adjustments which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. This pro forma information does not purport to present what the Company’s consolidated results of operations would actually have been if the Altama acquisition had in fact occurred at the beginning of the periods indicated, nor do they project the Company’s consolidated results of operations for any future period.

Three Months Ended
Consolidated Statements	March 27, 2004
of Operation Data:	Pro Forma
Net sales	$30,642,000

Gross profit	$11,648,000

Net earnings	$3,348,000

Net earnings per diluted common share	$0.43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended January 1, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Factors That May Affect Forward Looking Statements” below.

          References to our “ fiscal 2003” refer to our fiscal year ended December 27, 2003, references to our “ fiscal 2004” refer to our fiscal year ended January 1, 2005, and references to our “ fiscal 2005” refer to our fiscal year ending December 31, 2005.

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

          We entered the military boot segment in fiscal 2004 through our acquisition of Altama Delta Corporation on July 19, 2004. In our military boot segment, we sell a total of 18 boot models under our Altama brand for the military and commercial markets. We believe that the majority of products under this brand are not sensitive to fashion risk. The increase in our net sales and operating expenses during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 relates primarily to the Altama acquisition.

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

          On April 18, 2005 we entered into an agreement to acquire substantially all the assets of Chambers Belt Company, a leading manufacturer of men's and women's belts and accessories headquartered in Phoenix, Arizona. The purchase price is $21.5 million (subject to working capital adjustments) and will be funded through a combination of cash and our common stock. The cash portion of the purchase price is expected to be funded through new debt financing. We are also required to pay $3.0 million in non-compete payments over 5 years, and an earnout subject to performance targets. The acquisition, which is subject to financing and other customary closing conditions, including third party consents, is expected to close in the second quarter of 2005, although there can be no assurance that we will complete the acquisition or do so in a timely manner. See “Factors That May Affect Forward-Looking Statements” below.

          We intend to continue to pursue acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business, or augment our market coverage. We seek companies or product lines that we believe have consistent historical cash flow and brand growth potential. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this report, other than the pending Chambers Belt Company acquisition, we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

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

          Our Altama brand met our expectations during the first quarter, but is experiencing an unanticipated temporary slow down in DoD deliveries during the second quarter. This development will have an adverse effect on our operating results for the second quarter. We believe that this slow down is a timing issue isolated to the second quarter and that the DoD order and delivery flow which we had originally anticipated for the year will resume in the third quarter.

          Altama’s business generates lower gross margins than ours historically has generated. As a result, the acquisition caused our gross margin to be lower in the first quarter of fiscal 2005 as compared to the prior year period and we expect this trend to continue. However, Altama’s selling, general and administrative expenses as a percentage of net sales has been historically lower than ours. Therefore, our overall operating margin did not significantly change as a result of the acquisition.

          As a result of its DoD business, Altama has different working capital requirements and lower inventory risks than we do. For its DoD business, generally Altama produces its inventory only upon receipt of orders under specific contracts. After completion of the manufacturing process, DoD orders are reviewed for quality assurance, and upon approval Altama bills the DoD.

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

	Quarter Ended
	April 2,	March 27,
	2005	2004
Net sales	100%	100%
Costs of goods sold	60%	56%
Gross profit	40%	44%
Selling, general and administrative and other expenses	29%	31%
Operating income	9%	12%
Interest expense	2%	1%
Earnings before income taxes	7%	11%
Income tax expense	3%	4%
Net earnings	4%	7%

Fiscal Quarter Ended April 2, 2005 Compared to Fiscal Quarter Ended March 27, 2004.

     Consolidated Net Sales

          Consolidated net sales for first quarter ended April 2, 2005 were $26.4 million compared to $18.6 million for the first quarter of fiscal 2004, representing a 41.6% increase. Of this increase, $6.8 million is attributable to acquired brand revenue associated with the Altama brand acquisition that occurred during the third quarter of fiscal 2004. Our footwear and apparel segment generated 5.1% quarter-over-quarter net sales growth during the first quarter of fiscal 2005 as compared to net sales for these brands during the first quarter of fiscal 2004.

     Consolidated Gross Profit

          Consolidated gross profit for the first quarter of fiscal 2005 increased 29.6% to $10.6 million as compared to $8.1 million for the comparable prior year period. Gross profit as a percentage of net sales decreased to 40% compared to 44% in the prior year period. The decrease in gross profit margin was primarily related to the inclusion of the Altama brand gross margins which generate lower gross margins than our other branded products.

     Consolidated Operating Expenses

          Consolidated selling, general and administrative, or SG&A, expenses were $7.5 million, or 29% of net sales, for the first quarter of fiscal 2005 as compared to $5.8 million or 31% of net sales for the first quarter of fiscal 2004. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume and SG&A expenses related to our Altama brand which was acquired in 2004. We anticipate that our fiscal 2005 SG&A expenses will increase as a result of our Altama acquisition.

          Consolidated “Other expense — net” was $613,000 for the first quarter of fiscal 2005 and consisted primarily of severance and management restructuring costs. Our “Other expense — net” of $34,000 for the first quarter of fiscal 2004 consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.

     Consolidated Interest Expense

          Consolidated interest expense for the first quarter of fiscal 2005 was $432,000 as compared to $170,000 for the first quarter of fiscal 2004. The increase in interest expense during fiscal 2005 was a result of increased acquisition and working capital indebtedness associated with our Altama brand acquisition during fiscal year 2004.

     Consolidated Income Tax Provision

          We recorded income tax expense for the first quarter of fiscal 2005 of $787,000 as compared to $895,000 for the prior year comparable period. Our effective tax rate during the first quarter of fiscal 2005 was 40% and it is anticipated that the effective tax rate going forward will be 40%. Our effective tax rate during the same period of fiscal 2004 was 42%.

     Consolidated Net Earnings

          Our net earnings for the first quarter of fiscal 2005 were $1.2 million as compared to $1.2 million for the first quarter of fiscal 2004. Our net earnings per diluted share were $0.15 for the first quarter of fiscal 2005 as compared to $0.24 per diluted share for the comparable period of fiscal 2004. This reflects our issuance of 2.7 million shares of common stock during fiscal 2004 in connection with our follow on offering and subsequent purchase of the Altama brand, as well as a severance charge of $0.05 per diluted share related to a management restructuring in January 2005.

Footwear and Apparel Business

     Net Sales

          Net sales for the first quarter of fiscal 2005 were $19.6 million compared to $18.6 million for the first quarter of fiscal 2004, representing a 5.1% increase. Our SoftWalk, H.S. Trask, and Royal Robbins brands on a combined basis generated $15.0 million in net sales in fiscal 2005 as compared to $12.3 million in fiscal 2004, representing 21.9% year-over-year net sales growth. This growth in the segment was offset by a $1.7 million or 27.8% decrease in net sales growth at our Trotters brand from $6.3 million in net sales in fiscal 2004, to $4.5 million in net sales for the comparable period in fiscal 2005. This overall increase in the segment was primarily attributable to increased retail distribution points, expanded product offering and the benefits from rebuilding and repositioning the H.S. Trask and SoftWalk lines. The decrease in our Trotters brand net sales for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was primarily attributable to repositioning efforts as the brand closed out inventory and focused redesign efforts on the line’s conservative attributes.

     Gross Profit

          Gross profit for the first quarter of fiscal 2005 increased 8.5% to $8.8 million as compared to $8.1 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales increased to 45.1% compared to 43.7% in the prior fiscal year. The increase in gross profit was primarily related to increased sales from our Royal Robbins product lines which generally have higher gross margins than our other brands in the segment.

     Operating Expenses

          SG&A expenses were $5.4 million, or 35% of net sales in this segment for the first quarter of fiscal 2005 as compared to $5.8 million or 31% of net sales for the comparable period of fiscal 2004. This dollar increase includes $710,000 of additional compensation expenses, $219,000 of additional legal and consulting fees and $111,000 of additional amortization expense associated with our fiscal 2003 and 2004 acquisitions.

Military Boot Business

     Net Sales

          Net sales for the first quarter of fiscal 2005 were $6.8 million. Sales to the DoD were $3.8 million or 56% of total net sales for our military boot business and sales to commercial customers were $3.0 million or 44% of total net sales for our military boot business. The Altama brand experienced a $5.2 million decrease in year-over-year net sales based on $12.0 million in net sales for Altama's three months ended April 3, 2004, prior to acquisition of the brand, due primarily to the DoD’s discontinuance of its surge option under the DMS combat boot contract. There are approximately 4 months remaining on the current DMS contract option extension with an additional one year option available for the option year October 2005 through September 2006. The maximum pairs that the DoD can order under this option is less than that of the base contract year as a result of the discontinuance of the DMS all leather-combat boot. We have been advised that the DoD does not intend to issue orders in excess of the maximum award during this first option year. Therefore, we will not be operating at surge production rates and our net sales under the Altama brand are expected to be lower in fiscal 2005 than in fiscal 2004. We believe the DoD will exercise the second year option on this contract, but cannot estimate the quantity of boots that will be ordered during this second option year. The DoD's delay in acceptance of deliveries we are now experiencing will also have an adverse effect on our results in the second quarter.

     Gross Profit

          Gross profit for the first quarter of fiscal 2005 was $1.7 million or 25% of net sales for this segment as compared to gross profit of $3.5 million or 29% for Altama's three months ended April 3, 2004, prior to the acquisition. The decrease in gross profit dollars was attributable to lower net sales during the period.

     Operating Expenses

          Direct SG&A expenses were $662,000 or 9% of net sales for this segment for the first quarter of fiscal 2005, compared to $968,000 or 8% of net sales for Altama's three months ended April 3, 2004, prior to the acquisition. This reduction in direct SG&A expenses in fiscal 2005 as compared to the prior year period is due primarily to reductions in employee compensation due to decreased headcount and related costs.

Seasonal and Quarterly Fluctuations

          The following sets forth our consolidated net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,638	$13,876	$23,176	$20,696
Income (loss) from operations	$2,301	$1,242	$2,921	$(603)

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$26,400
Income (loss) from operations	$2,400

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

          On February 1, 2005, we entered into an amendment to our credit facility. The amendment, among other things, establishes a $4 million overline credit facility in addition to the $18 million revolving credit line already existing. We obtained the overline facility to meet working capital requirements for higher inventory levels in the first quarter of fiscal 2005, following lower than expected sales in the fourth quarter of fiscal 2004. The overline credit facility expires on May 30, 2005 and all borrowings under that facility are due and payable on that date. Until May 30, 2005, our combined availability under the overline and revolving credit facility will be $22 million, subject to a borrowing base formula. The amendment revises the borrowing base formula to remove, until May 30, 2005, the inventory caps which had applied to each of our product lines. The amendment also modifies the financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios. As of April 30, 2005 we had drawn $2.6 million under the overline credit facility.

          The borrowing base for the revolver under the current credit facility is based on certain balances of accounts receivable and inventory, as defined in the agreement including specific product line inventory caps. Future uses of proceeds of the revolving credit facility are restricted to funding our working capital requirements and capital expenditures. The amended credit facility also contains a covenant that requires us each fiscal year to prepay our new $10.0 million term loan to the bank in the amount of 50% of our adjusted cash flow, as defined in the amended credit agreement, up to a maximum of $1.5 million, if our borrowed funds for a fiscal year, as defined in the amended credit agreement, are greater than two times our earnings. It also restricts our ability to pay dividends. After December 31, 2005, we will be permitted to pay dividends on our common stock as long as we are not in default and doing so would not cause a default, and as long as our average borrowed funds to EBITDA ratio, as defined in the amended credit agreement, is no greater than 2 to 1. Our credit facility contains a security agreement and covenants that restrict, among other things, our ability to incur additional indebtedness, pay dividends, create certain liens and make acquisitions. It also contains certain financial maintenance covenants, which, among other things, specify capital expenditure limits, a maximum average borrowed funds to EBITDA ratio, current ratios and minimum cash flow coverage ratio and net earnings requirements. If we violate any of these covenants, or violate any other provision of our existing lending arrangement, our credit agreement provides that our lender has the right to accelerate repayment of all amounts outstanding under the agreement and/or to commence foreclosure proceedings on our assets.

          The outstanding balances for the revolving credit facility and, our term loans at April 2, 2005 were $17.5 million and $13.2 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.7 million, was approximately $2.8 million at April 2, 2005. On our first term loan, $1.5 million remained to be paid as of April 2, 2005 in two remaining $750,000 installments due on the first day of May in 2005 and 2006. On our second term loan, $2.1 million remained to be paid as of April 2, 2005 in 14 remaining consecutive quarterly $150,000 installments, due on May 1, August 1, November 1 and February 1 of each year. On our third term loan, $1.1 million remained to be paid as of April 2, 2005 in 43 remaining monthly $25,000 installments due on the first day of each month. On our fourth term loan, $8.5 million remained to be paid as of April 2, 2005 in 51 remaining monthly $166,667 installments due the first day of each month.

          Cash Flows Provided By Operations. During the first quarter of fiscal 2005 our net cash used by operating activities was $4.4 million as compared to $2.7 net cash used by operating activities during the comparable period of fiscal 2004. The increase in cash used by operations was primarily due to the reductions in our payables and accrued expenses which were paid down during the quarter with cash from our increased borrowings and the increase in accounts receivable related to increased net revenues.

          Working capital at the end of the first quarter of fiscal 2005 was approximately $33.6 million, compared to approximately $29.2 million at the end of fiscal 2004. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. The improvement in working capital at the end of the first quarter of fiscal 2005 compared to the end of fiscal 2004 is due primarily to the reduction in our payables and accrued expenses and the increase in accounts receivables associated with higher sales. Our current ratio, the relationship of current assets to current liabilities, increased to 3.46 at April 2, 2005 from 2.9 at January 1, 2005. Accounts receivable days sales outstanding decreased from 58 days as of the end of fiscal 2004 to 55 days at the end of the first quarter of fiscal 2005, reflective of seasonality, and short payment terms and direct consumer sales from our Altama brand.

          Investing Activities. In the first quarter of fiscal 2005, our cash used in investing activities totaled $94,000 compared to cash used totaling $454,000 million in the comparable period of fiscal 2004. During fiscal 2005 and 2004 cash used in investing activities was due to the purchases of equipment.

          For all of fiscal 2005 we anticipate capital expenditures of approximately $1.3 million, which will consist generally of new computer hardware and software, a redesigned web site, a new roof for our Lexington finishing plant and related machinery and conveyors. The actual amount of capital expenditures for fiscal 2005 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.

          Financing Activities. For the first quarter of fiscal 2005, our net cash provided by financing activities was $4.4 million compared to cash provided of $2.1 million for the comparable period of fiscal 2004. The cash provided in the current year was primarily due to the proceeds from borrowings made on our revolving line of credit, partially offset by notes payable payments made. This cash was used to finance operations. The cash provided in the comparable period of fiscal 2004 was primarily generated from net borrowings of $2.1 million.

          Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earnout payment requirements and fund capital expenditures other than future acquisitions. With respect to the pending Chambers Belt acquisition, we expect to fund the cash portion of the approximate $21.5 million purchase price through new debt financing. The purchase price is to paid through a combination of cash and our common stock.

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

Contractual Obligations

          In the Annual Report on Form 10-K/A for the year ended January 1, 2005 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the quarter ended April 2, 2005, there have been no material changes in the contractual obligations specified except for the additional borrowings under our amended credit facility as described above.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements other than operating leases. See “Contractual Obligations” above. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies:

          As of April 2, 2005, our consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K/A for the year ended January 1, 2005 with the following exception:

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the SEC issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in Note 3 to the Consolidated Financial Statements in this Quarterly Report and in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K/A. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required.

          On February 24, 2005, in response to the issuance of SFAS 123R, we authorized an immediate vesting of eligible employees' unvested share options with an exercise price greater than $6.50 per share. In total, 440,333 options with an average exercise price of $10.20 immediately vested and have an average remaining contractual life of 8.6 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2.5 million amortized immediately. Had the accelerated-vest program not occurred, the related-cost in fiscal 2005, 2006 and 2007 would have included $1.3 million, $1.2 million and $368,000, respectively. In addition to its employee-retention value, our decision to accelerate the vesting of these "out-of-the-money" options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company's statement of operations in 2006.

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

          These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies, statements regarding the expected benefits of the Chambers Belt transaction, and the likelihood and timing of the closing of the transaction and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Factors That May Affect Forward Looking Statements,” below, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

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

Factors That May Affect Forward Looking Statements

Our acquisitions or acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition

          Acquisitions have been an important part of our development to date. During fiscal 2003, we acquired Royal Robbins and H.S. Trask and during fiscal 2004, we acquired Altama. As part of our business strategy, we intend to make additional acquisitions of footwear, apparel and related products companies, such as the pending Chambers Belt Company acquisition, that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to complete the acquisition timely or at all, or negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

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

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business

          Ten major customers represented approximately 39% of net sales in the first quarter of fiscal 2005, including the DoD, which comprised 14%. Most of these same customers represented 36% of net sales in fiscal 2004. Sales to REI specialty retail stores represented 8% of our net sales in the first quarter of fiscal 2005. Sales to Dillard’s department stores represented 7% and 11% of our net sales in the full fiscal year of 2004 and 2003, respectively. Dillard sales for 2005 are expected to decline to approximately 3% of total fiscal 2005 sales as a result of a consolidation of Dillard’s footwear vendor base offset by an expected increase in our Dillard’s apparel sales. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business. We expect the DoD to be our largest customer in fiscal 2005. Material reductions in the level of orders from the DoD would harm our operating results and deprive us of the benefits that we expect to receive from the Altama acquisition.

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows

          We sell much of our merchandise in our footwear and apparel segment to major department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 16% of trade accounts receivable outstanding at April 2, 2005. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

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

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products

          We currently rely on foreign sourcing of our products, other than most of our military footwear. We believe that one of the key factors in our growth has been our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We obtain our foreign-sourced products primarily from independent third-party manufacturing facilities located in Brazil and Asia. As a result, we are subject to the general risks of doing business outside the U.S., including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non- tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

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

          The DSCP and other DoD agencies with which Altama may do business are also subject to unique political and budgetary constraints and have special contracting requirements and complex procurement laws that may affect the contract or Altama’s ability to obtain new government customers. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that frequently occur in the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed. For example, the DoD has delayed acceptance of products ordered which we believe will cause our results to be lower in the second quarter of fiscal 2005 than we anticipated.

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

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank

          We have a $37.4 million secured credit facility with our bank. As of April 2, 2005, we had $32.0 million outstanding under this facility. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. If we default under our credit arrangement and are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods

          Our business acquisitions typically result in goodwill and other intangible assets. As of April 2, 2005, we had $45.5 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.

The exercise of outstanding stock options and warrants, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share

          As of April 2, 2005, we had outstanding 7,992,085 shares of common stock, including 358,885 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 358,885 unallocated shares will be allocated at the rate of approximately 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. In addition, as of that date, we had outstanding options and warrants to purchase 1,351,761 shares at exercise prices ranging from $1.73 to $15.00 per share. The exercise of all or part of these options or warrants would cause our stockholders to experience a dilution in their percentage ownership for legal purposes.

The charge to earnings from the compensation to employees under our employee retirement plan could adversely affect the value of your investment in our common stock

          As of April 2, 2005, our 401(k) plan held 358,885 unallocated shares of our common stock, which constituted approximately 4% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated of which approximately 120,000 were allocated in February 2005. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2003 and 2004, we recorded non-cash expenses for this allocation of $402,000 and $854,000, respectively. To the extent our stock price increases, we would be required to take a higher charge for this allocation and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock

          James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 28.1% of our outstanding shares as of April 2, 2005. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 32.8% as of April 2, 2005. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

          Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. As of April 2, 2005, there were 7,992,085 shares of our common stock outstanding. Of our currently outstanding shares of common stock, 4,825,704 shares are freely tradable without restriction or further registration under federal securities laws, including 40,113 shares held by our affiliates which are registered for resale on a Form S-8. The remaining 3,166,381 shares are held by our affiliates or were issued in a private placement and are considered restricted or control securities and are subject to the trading restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. These securities cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is otherwise available. We also have in effect registration statements on Form S-8 covering 1,500,000 shares of common stock, under our 2001 Long-Term Incentive Plan, 1,092,557 shares of which are subject to previously granted options and the remainder of which are available for future awards under that plan.

          Our principal stockholders, James Riedman and Riedman Corporation, who beneficially own in the aggregate 2,244,963 shares of our common stock and vested options to acquire an additional 560,084 shares, have demand registration rights covering 1,152,710 of the shares they beneficially own. In connection with our recent Altama acquisition, we entered into a registration rights agreement with Altama’s sole shareholder for 196,967 shares issued in a private placement to him in connection with the acquisition. The registration rights agreement grant to Altama’s sole shareholder, subject to certain conditions, one demand registration exercisable between 180 days and three years after the acquisition closing and unlimited piggyback registration rights for registration statements we file with the SEC during the three years following the closing except in limited circumstances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At April 2, 2005, we had $12.1 million in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $270,000 impact on income before income taxes. We do not have any foreign currency risk. We do not enter into any of these transactions for speculative purposes.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. As part of this review, we considered the system of internal control over financial reporting in place at the end of the period covered by this report, which system is an integral part of our disclosure controls and procedures.

     On May 17, 2005, we announced that we would restate our December 27, 2003 and January 1, 2005 consolidated balance sheets to revise our accounting of purchased intangibles recorded in connection with prior acquisitions. The restatement effecting these corrections is described in note 3 to the Notes to Consolidated Financial Statements. After consultation with the Audit Committee of our Board of Directors and our new independent registered public accounting firm as of April 8, 2005, we have determined that our failure to correct the accounting errors until this restatement indicates a significant deficiency in our internal control over financial reporting as they existed as of the end of the period covered by this report. As part of this process on May 16, 2005, our management communicated our conclusions to our Audit Committee. As communicated to the Audit Committee, the internal controls as to which there existed a significant deficiency related to our review of deferred tax liabilities for purchased intangibles acquired in connection with acquisitions in fiscal 2003 and 2004.

     Based on the evaluation of our management, including the CEO and CFO, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. While we have not identified any material weaknesses in our internal controls that would cause us to deem our disclosure controls and procedures to be ineffective, we have determined, as discussed above, that we had the significant deficiency discussed above as of as of the end of the period covered by this report. To address this significant deficiency, our management is in the process of implementing a process to involve both internal financial reporting personnel and our outside tax advisors earlier in an acquisition transaction to obtain guidance as to the application of generally accepted accounting principles to such a proposed transaction. The Company began to execute the remediation plans identified above in the second quarter of 2005, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

     There has been no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II — Other Information

Item 5. Other Information

          On February 24, 2005, the Compensation Committee of our Board of Directors adopted a division management bonus plan for the management of our brand divisions and selected employees who work in the brand divisions. The plan provides for a bonus pool for each brand division equal to a percentage of the actual net contribution to our operating earnings by the division. The bonus pool is available only if a minimum target net contribution is achieved by the division for the fiscal year. A summary of the plan is attached as Exhibit 10.4 to this report.

          Also on February 24, 2005, the compensation committee adopted a corporate executive incentive plan. This plan provides non-discretionary bonus incentives for our executive officers based on profitability targets and individual goals and objectives. The amount of the bonus depends on whether the executive meets or exceeds one of three target levels: threshold, target or superior. The bonuses paid are determined each year by the Compensation Committee as a percentage of each corporate executive’s annual compensation. James R. Riedman, Chairman, Richard E. White, Chief Executive Officer, and Kenneth E. Wolf, Chief Financial Officer, are eligible to receive bonuses under this plan in fiscal 2005. A summary of the plan is attached as Exhibit 10.5 to this report.

Item 6. Exhibits

2.1	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

10.1	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company

10.2	Third Amended and Restated Revolving Credit and Term Loan Agreement Amendment Number 1 dated as of February 1, 2005 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for February 1, 2005 (SEC File No. 001-31309)).

10.3	$4,000,000 Overline Credit Note dated February 1, 2005 by Phoenix Footwear Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for February 1, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.4	Summary of Phoenix Footwear Group, Inc., Division Management Bonus Plan

10.5	Summary of Phoenix Footwear Group, Inc., Corporate Executive Incentive Plan

Exhibit 31.1 —	Section 302 Certification of Chief Executive Officer

Exhibit 31.2 —	Section 302 Certification of Chief Financial Officer and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

Date: May 3, 2005	/s/ Richard E. White

Richard E. White
Chief Executive Officer

Date: May 3, 2005	/s/ Kenneth E. Wolf

Kenneth E. Wolf
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

10.1	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company

10.2	Third Amended and Restated Revolving Credit and Term Loan Agreement Amendment Number 1 dated as of February 1, 2005 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for February 1, 2005 (SEC File No. 001-31309)).

10.3	$4,000,000 Overline Credit Note dated February 1, 2005 by Phoenix Footwear Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for February 1, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.4	Summary of Phoenix Footwear Group, Inc., Division Management Bonus Plan

10.5	Summary of Phoenix Footwear Group, Inc., Corporate Executive Incentive Plan

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer and Treasurer