Form 10-Q/A
period 2005-04-02
PHOENIX FOOTWEAR GROUP INC
filed 2005-05-25
CIK 26820

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE
      This Quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to update Note 1 to our previously issued consolidated financial statements of Phoenix Footwear Group, Inc. (the “Company”) as of April 2, 2005 and January 1, 2005, and for the fiscal quarters ended April 2, 2005 and March 27, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2005 in the Quarterly Report on Form 10-Q (the “Original Filing”). In the Original Filing the Company reported that the financial statements on Form 10-Q had not been reviewed by the Company’s independent registered public accounting firm pursuant to Rule 10-01(d) of Regulation S-X, and would not be until the Company had filed an amendment to its Annual Report on Form 10-K for the fiscal year ended January 1, 2005. See Note 1 under Notes to Consolidated Condensed Financial Statements included in Item 1, “Description of Business and Summary of Significant Accounting Policies — Restatement” in the Original Filing. Thereafter, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A on May 24, 2005. The Company’s independent registered public accounting firm has now completed its review of the accompanying financial statements, and this report has been amended to reflect the completion of that review. The Original Filing is also being amended to correct typographical errors in Item 4 of Part II and to add the certification of the Chief Executive Officer and Chief Financial Officer and Treasurer at Exhibit 32.1.
      This Form 10-Q/A amends only Item 1 of Part I and Items 4 and 6 of Part II of the Original Filing to reflect this update and corrections. The remaining Items contained within this Form 10-Q/A consist of all other Items contained in the Original Filing. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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
EXHIBIT 10.4
EXHIBIT 10.5
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

Restatement

          The Company filed its Form 10-K/A on May 24, 2005, to restate its previously issued consolidated balance sheets as of January 1, 2005 and December 27, 2003 to correct its accounting of purchased intangibles resulting from prior acquisitions. These errors consisted of the Company’s failure to record both a deferred tax liability to account for the tax result of the differences between the book and tax basis of these assets, and a corresponding increase in goodwill. The Company has recorded $1.5 million on its restated December 27, 2003 consolidated balance sheet and an additional $5.6 million on its restated January 1, 2005 consolidated balance sheet.

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

     On May 17, 2005, we announced that we would restate our December 27, 2003 and January 1, 2005 consolidated balance sheets to revise our accounting of purchased intangibles recorded in connection with prior acquisitions. The restatement effecting these corrections is described in note 1 to the Notes to Consolidated Financial Statements. After discussion with the Audit Committee of our Board of Directors and our new independent registered public accounting firm as of April 8, 2005, we have determined that our failure to correct the accounting errors until this restatement indicates a significant deficiency in our internal control over financial reporting as they existed as of the end of the period covered by this report. As part of this process on May 16, 2005, our management communicated our conclusions to our Audit Committee. As communicated to the Audit Committee, the internal controls as to which there existed a significant deficiency related to our review of deferred tax liabilities for purchased intangibles acquired in connection with acquisitions in fiscal 2003 and 2004.

     Based on the evaluation of our management, including the CEO and CFO, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. While we have not identified any material weaknesses in our internal controls that would cause us to deem our disclosure controls and procedures to be ineffective, we have determined that we had the significant deficiency discussed above as of the end of the period covered by this report. To address this significant deficiency, our management is in the process of implementing a process to involve both internal financial reporting personnel and our outside tax advisors earlier in an acquisition transaction to obtain guidance as to the application of generally accepted accounting principles to such a proposed transaction. The Company began to execute the remediation plans identified above in the second quarter of 2005, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

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

PHOENIX FOOTWEAR GROUP, INC.

Date: May 25, 2005	/s/ Richard E. White

Richard E. White
Chief Executive Officer

Date: May 25, 2005	/s/ Kenneth E. Wolf

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