Form 10-Q
period 2005-07-02
PHOENIX FOOTWEAR GROUP INC
filed 2005-08-16
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
     (Mark One)
    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005

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
     Yes ☑          No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS Common, $0.01 par value	OUTSTANDING AT JULY 30, 2005 8,366,547

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements and Notes to Financial Statements	3
Consolidated Condensed Balance Sheets as of July 2, 2005 (unaudited) and January 1, 2005	3
Consolidated Condensed Statements of Operations for the Three and Six Months Ended July 2, 2005 and June 26, 2004 (unaudited)	4
Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 2, 2005 and June 26, 2004 (unaudited)	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
PART II OTHER INFORMATION	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	32
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	July 2,	January 1,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash	$670,000	$694,000
Accounts receivable (less allowances of $1,137,000 in 2005 and $1,567,000 in 2004)	15,288,000	11,177,000
Inventories-net	32,228,000	28,317,000
Other receivable	38,000	911,000
Other current assets	3,555,000	2,971,000
Deferred income tax asset	255,000	256,000

Total current assets	52,034,000	44,326,000
PLANT AND EQUIPMENT — Net	4,054,000	3,530,000
OTHER ASSETS:
Other assets — net	1,178,000	121,000
Goodwill	41,559,000	27,500,000
Unamortizable intangibles	17,975,000	17,975,000
Intangible assets, net	10,209,000	4,728,000

Total other assets	70,921,000	50,324,000

TOTAL ASSETS	$127,009,000	$98,180,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,173,000	$7,568,000
Accrued expenses	3,649,000	3,543,000
Notes payable — current	2,200,000	3,656,000
Other current liabilities	1,000,000	400,000

Total current liabilities	15,022,000	15,167,000
OTHER LIABILITIES:
Notes payable — noncurrent	25,800,000	10,451,000
Note payable, line of credit	20,650,000	12,500,000
Other long-term liabilities	3,054,000	1,111,000
Deferred income tax liability	9,263,000	9,265,000

Total other liabilities	58,767,000	33,327,000

Total liabilities	73,789,000	48,494,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 8,367,000 and 7,858,000 shares issued in 2005 and 2004, respectively	84,000	78,000
Additional paid-in-capital	45,763,000	42,685,000
Retained earnings	8,444,000	8,303,000

	54,291,000	51,066,000

Less: Treasury stock at cost, 378,000 and 504,000 shares in 2005 and 2004, respectively	(1,071,000)	(1,380,000)

Total stockholders’ equity	53,220,000	49,686,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,009,000	$98,180,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
NET SALES	$15,353,000	$13,876,000	$41,753,000	$32,514,000
COST OF GOODS SOLD	9,481,000	7,587,000	25,323,000	18,079,000

GROSS PROFIT	5,872,000	6,289,000	16,430,000	14,435,000

OPERATING EXPENSES:
Selling, general and administrative expenses	7,063,000	5,021,000	14,608,000	10,832,000
Other expenses — net	2,000	26,000	615,000	60,000

Total operating expenses	7,065,000	5,047,000	15,223,000	10,892,000

OPERATING INCOME (LOSS)	(1,193,000)	1,242,000	1,207,000	3,543,000
INTEREST EXPENSE	533,000	134,000	965,000	304,000

EARNINGS (LOSS) BEFORE INCOME TAXES	(1,726,000)	1,108,000	242,000	3,239,000
INCOME TAX PROVISION (BENEFIT)	(685,000)	465,000	102,000	1,360,000

NET EARNINGS (LOSS)	$(1,041,000)	$643,000	$140,000	$1,879,000

NET EARNINGS (LOSS) PER SHARE (Note 5)
Basic	$(.14)	$.14	$.02	$.41

Diluted	$(.14)	$.12	$.02	$.36

SHARES OUTSTANDING:
Basic	7,630,056	4,628,987	7,532,290	4,580,134

Diluted	7,630,056	5,321,659	7,909,540	5,221,499

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2,	June 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$140,000	$1,879,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	846,000	364,000
Allocation of shares in defined contribution plan	467,000	427,000
Changes in assets and liabilities (net of impact of acquisitions):
(Increase) decrease in:
Accounts receivable — net	1,749,000	(1,167,000)
Inventories — net	1,508,000	310,000
Other current receivable	873,000	(165,000)
Prepaid income tax	—	(783,000)
Other current assets	43,000	(1,067,000)
Other noncurrent assets	(2,694,000)	572,000
Increase (decrease) in:
Accounts payable	(2,922,000)	535,000
Accrued expenses	(283,000)	(70,000)
Other liabilities	(449,000)	—
Income taxes payable	—	(111,000)

Net cash (used by) provided by operating activities	(722,000)	724,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(221,000)	(554,000)
Proceeds from disposal of property and equipment	3,000	—
Acquisitions, net of cash acquired	(20,335,000)	—

Net cash used by investing activities	(20,553,000)	(554,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on note payable-line of credit	32,674,000	(280,000)
Proceeds from notes payable	28,000,000	—
Repayments of notes payable	(38,671,000)	(1,209,000)
Bank overdraft	—	48,000
Issuance of common stock	327,000	313,000
Debt issuance and other costs	(1,079,000)	—
Purchases of treasury stock	—	(100,000)

Net cash provided by (used by) financing activities	21,251,000	(1,228,000)

NET DECREASE IN CASH	(24,000)	(1,058,000)
CASH — Beginning of period	694,000	1,058,000

CASH — End of period	$670,000	$—

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$872,000	$311,000

Income taxes	$—	$2,255,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Description of Business and Summary of Significant Accounting Policies
1. Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended January 1, 2005 and the Company’s Form 8-K filed on July 5, 2005, for the significant acquisition of Chambers Belt Company (See Note 10). Amounts related to disclosures of January 1, 2005 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three and six months ended July 2, 2005, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
     The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly owned subsidiaries, Penobscot Shoe Company (“Penobscot”), H.S. Trask & Co (“Trask”), Royal Robbins, Inc. (“Robbins”), Altama Delta Corporation (“Altama”) and Chambers Belt Company (“Chambers Belt”). Intercompany accounts and transactions have been eliminated in consolidation. The results of Altama’s and Chamber’s operations have been included in the consolidated financial statements since the date of their respective acquisitions.
Accounting Period
     Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The second quarters consisted of the 13 weeks ended July 2, 2005 and June 26, 2004.
Reclassifications
     Certain reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005.
Critical Accounting Policies
     As of July 2, 2005, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K/A for the year ended January 1, 2005 with the following exception:
     On February 24, 2005, the Company authorized an immediate vesting of eligible employee’s unvested share options with an exercise price greater than $6.50 per share. In total, 440,333 options with an average exercise price of $10.20 immediately vested and have an average remaining contractual life of 8.6 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2.5 million amortized immediately. Had the accelerated-vest program not occurred, the related-cost in the fiscal years of 2005, 2006 and 2007 would have included $1.1 million, $1.1 million and $347,000, respectively. In addition to its employee-retention value, the Company’s decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2005 to being included in the Company’s statement of operations in 2006.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in Note 4 to the Consolidated Financial Statements in this Quarterly Report and in Note 1 to the Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10K/A for the year ended January 1, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required.
2. Inventories
     The components of inventories are:

	July 2, 2005	January 1, 2005
Raw materials	$3,185,000	$1,861,000
Work in process	1,305,000	807,000
Finished goods	27,738,000	25,649,000

	$32,228,000	$28,317,000

3. Goodwill and Intangible Assets
     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the quarter and six month period ended July 2, 2005. The following sets forth the intangible assets by major asset class:

		July 2, 2005			January 1, 2005
	Useful
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-amortizing:
Trademarks/tradenames and customer relationships		$17,975,000	$—	$17,975,000	$17,975,000	$—	$17,975,000
Amortizing:
Customer lists	5-13	6,088,000	454,000	5,634,000	3,222,000	278,000	2,944,000
Other	2-5	5,016,000	441,000	4,575,000	2,021,000	237,000	1,784,000

Total amortizing intangible assets		$11,104,000	$895,000	$10,209,000	$5,243,000	$515,000	$4,728,000

     Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During the three and six month periods ended July 2, 2005 aggregate amortization expense was approximately $216,000 and $380,000, respectively. During the three and six month periods ended June 26, 2004 aggregate amortization expense was $52,000 and $103,000, respectively. Amortization expense related to intangible assets at July 2, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2005	$856,000
2006	1,711,000
2007	1,709,000
2008	1,694,000
2009	1,487,000
Thereafter	2,752,000

$10,209,000

     Changes in goodwill during the quarter ended July 2, 2005 related primarily to the acquisition of Chambers Belt. The preliminary purchase price allocation of Chambers Belt is subject to refinement based upon management’s final conclusions. (See Note 10)

	July 2, 2005	January 1, 2005
Goodwill
Balance Forward	$27,500,000	$6,680,000
Impaired	—	—
Acquired	14,059,000	20,820,000

Ending Balance	$41,559,000	$27,500,000

4. Stock-Based Compensation
     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. No employee stock-based compensation expense was recorded for the quarters or six month periods ended July 2, 2005 and June 26, 2004. Pro forma information regarding net earnings and earnings per share as required by SFAS No. 123, and SFAS No. 148 are as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net earnings (loss), as reported	$(1,041,000)	$643,000	$140,000	$1,879,000
Add/Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,000)	(192,000)	(2,709,000)	(383,000)

Pro forma net earnings (loss)	$(1,140,000)	$451,000	$(2,569,000)	$1,496,000

Earnings (loss) per common share:
Basic — as reported	$(0.14)	$0.14	$0.02	$0.41
Basic — pro forma	$(0.15)	$0.10	$(0.34)	$0.33
Diluted — as reported	$(0.14)	$0.12	$0.02	$0.36
Diluted — pro forma	$(0.15)	$0.08	$(0.32)	$0.29
     The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The weighted average fair value of the stock options granted was $3.45 and $7.10 for the quarters ended July 2, 2005 and June 26, 2004, respectively, and was $3.45 and $5.63 for the six months ended July 2, 2005 and June 26, 2004, respectively. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Expected volatility from stock	44.78%	39.81%	44.78%	39.81%
Risk free interest rates	4.16%	4.73%	4.16%	4.73%
Expected lives	9 years	10 years	9 years	10 years
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

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Basic net earnings (loss) per share:
Net earnings (loss)	$(1,041,000)	$643,000	$140,000	$1,879,000
Weighted average common shares outstanding	7,630,056	4,628,987	7,532,290	4,580,134
Basic net earnings (loss) per share	$(0.14)	$0.14	$0.02	$0.41

Diluted net earnings (loss) per share:
Net earnings (loss)	$(1,041,000)	$643,000	$140,000	$1,879,000
Weighted average common shares outstanding	7,630,056	4,628,987	7,532,290	4,580,134
Effect of stock options outstanding	—	692,672	377,250	641,365

Weighted average common and potential common shares outstanding	7,630,056	5,321,659	7,909,540	5,221,499
Diluted net earnings (loss) per share	$(0.14)	$0.12	$0.02	$0.36

     In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 359,000 shares as of July 2, 2005, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first quarter of 2005, approximately 120,000 shares were allocated to the defined contribution 401(k) savings plan.
6. Contingent Liability
     In connection with the Company’s acquisition of Royal Robbins, it agreed to pay as part of the purchase price potential earnout cash payments equal to 25% of the gross profit of the Royal Robbins product lines for the 12-month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. On June 30, 2005 and 2004 the Company paid $2.8 million and $2.0 million, respectively, which represented the second and first earnout payments earned for the 12-month periods ended May 31, 2005 and 2004, respectively. In connection with our acquisition of Altama, we agreed to pay as part of the purchase price, potential earnout cash payment of $2.0 million if the Altama brand sells at least 575,000 military combat boots to certain DoD agencies between October 3, 2004 and October 1, 2005. In connection with our acquisition of Chambers Belt, we agreed to pay as part of the purchase price earnout payments based on Chambers Belt meeting certain earnings requirements.
7. Debt
     During the first month of fiscal 2005, the Company had a $33.4 million credit facility with Manufacturers and Traders Trust Company (“M&T”) pursuant to a Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 19, 2004, which was comprised of an $18.0 million revolving line of credit (“revolver”) and $15.4 million in term loans, including a new $10.0 million term loan which was repayable in equal monthly installments maturing in July 2009. Our obligations under the credit facility were secured by accounts receivable, inventory and equipment. The revolver and the notes payable to M&T contained certain financial covenants relative to average borrowed funds to earnings ratio, net earnings, current ratio, and cash flow coverage. In addition, the payment or declaration of dividends and distributions is restricted. After December 31, 2005, the Company was permitted to pay dividends on its common stock as long as it is not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the Credit Agreement, is no greater than 2 to 1. Under the terms of the Credit Agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The revolver expires on June 30, 2006 and has an interest rate of LIBOR plus 2.75%, or the prime rate plus .25%.
     On February 1, 2005, the Company entered into Amendment Number 1 (the “Amendment”) to the credit agreement between the Company and M&T. The Amendment, among other things, established a $4 million overline credit facility in addition to the $18 million revolving credit facility already existing under the credit agreement. The overline credit facility expired on May 30, 2005 and all borrowings under that facility are due and payable on that date. Until May 30, 2005, Phoenix’s combined availability under the overline credit facility and revolving credit facility was $22 million, subject to a borrowing base formula. The Amendment revised the borrowing base formula to remove until May 30, 2005 the inventory caps which had applied to each of the Company’s product lines. The Amendment also modifies the financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.

          On June 29, 2005, the Company entered into a new Credit Facility Agreement with M&T in connection with its acquisition of Chambers Belt Company (“Chambers”). This amended credit agreement replaced the Company’s prior credit agreement with M&T for a new $52.0 million credit facility. The new credit facility was an increase of approximately $19.0 million over the prior credit facility with M&T. The new credit agreement establishes up to a $24.0 million revolving credit facility, a $5.0 million swing line loan and a $28.0 million term loan. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The term loan has an interest rate of LIBOR plus 3.5%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under the credit facility are due and payable on that date. At July 2, 2005, LIBOR with a 90-day maturity was 3.50% and the prime rate was 6.25%. The Company’s availability under the revolving credit facility is $24.0 million and is subject to a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
          On August 4, 2005, the Company and M&T entered into an Amended and Restated Credit Facility Agreement (the “Amended Credit Agreement”). This Amended Credit Agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the Amended Credit Agreement. The Amended Credit Agreement increases the existing line of credit from $24 million to $28 million and adds a $7 million bridge loan used for the acquisition of The Paradise Shoe Group, LLC. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus .75%. The borrowings under the Amended Credit Agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The amended credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility will be $28 million (subject to a borrowing base formula). The bridge loan is due December 31, 2005, and may be prepaid at any time. The Amended Credit Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     Long-term debt as of July 2, 2005 and January 1, 2005 consisted of the following:

	2005	2004
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR rate of 6.44%; matures on September 1, 2005	$16,000,000	$—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .375%;	4,650,000	—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	—	5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	—	7,500,000
Term loan payable to bank in variable quarterly installments through 2011, interest due monthly at LIBOR plus 3.5%	28,000,000	—
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	—	1,500,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	—	2,250,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	—	1,175,000
Term loan payable to bank in monthly installments of $167,000 through 2009, interest due monthly at LIBOR plus 300 basis points	—	9,167,000
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	—	15,000

	48,650,000	26,607,000
Less: current portion	2,200,000	3,656,000

Noncurrent portion	$46,450,000	$22,951,000

     The aggregate principal payments of notes payable are as follows:

One year or less	$2,200,000
One to three years.	6,500,000
Three to five years	39,950,000

Total	$48,650,000

8. Other (income) expenses — net
     Other (income) expense-net, of $615,000 for the six months ended July 2, 2005 consists primarily of one time severance and management restructuring costs. The prior year six month expense of $60,000 consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.
9. Operating Segment Information
     The Company’s operating segments have been classified into two business segments: footwear and apparel and military boot operations. The footwear and apparel operation designs, develops and markets various branded dress and casual footwear, apparel, and accessories, outsources the majority of the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate assets consist principally of cash, certain receivables and non-current assets.
     In our footwear and apparel segment, sales to REI stores represented 10% and 8%, respectively, of net sales in the three and six month periods ended July 2, 2005, and no other customer exceeded 10% of this segments net sales. In our military boot segment sales to the DoD represented 27% and 46%, respectively, of net sales in the three and six month periods ended July 2, 2005. No other customer exceeded 10% of this segments net sales.

			Fiscal Year
	Three Months Ended	Six Months Ended	Ended
	July 2,	July 2,	January 1,
	2005	2005	2005
Net revenues
Footwear and apparel	$11,886,000	$31,467,000	$62,750,000
Military boots	3,467,000	10,286,000	13,636,000

	$15,353,000	$41,753,000	$76,386,000

Operating income
Footwear and apparel	$182,000	$3,619,000	$8,226,000
Military boots	383,000	1,437,000	2,358,000
Reconciling items(1)	(1,758,000)	(3,849,000)	(4,723,000)

	$(1,193,000)	$1,207,000	$5,861,000

Identifiable assets
Footwear and apparel		$35,734,000	$28,785,000
Military boots		10,757,000	7,527,000
Goodwill and non-amortizable intangibles
Footwear and apparel		23,238,000	10,645,000
Military boots		36,297,000	34,830,000
Reconciling items(2)		20,983,000	16,393,000

		$127,009,000	$98,180,000

Depreciation and amortization
Footwear and apparel		$348,000	$812,000
Military boots		498,000	407,000

		$846,000	$1,219,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(2)	Identifiable assets are comprised of net inventory, certain property and plant and equipment. Reconciling items represent unallocaated corporate assets not segregated between the two segments.
10. Acquisition
     On June 29, 2005, the Company acquired substantially all of the assets of Chambers Belt Company for approximately $21.5 million, plus contingent earn-out payments subject to Chambers Belt meeting certain post-closing sales requirements. As part of the transaction, the Company incurred approximately $1.3 million in acquisition related expenses and entered into a $3.0 million non-compete agreement with four of Chambers Belt’s stockholders and officers, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $20.5 million in cash, and 374,462 shares of common stock valued at $2.0 million.
     Under the terms of the asset purchase agreement, the Company agreed to pay four of Chambers Belt’s stockholders and officers $3.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. The Company also entered into employment agreements with three of Chambers Belt’s stockholders and officers: Charles Stewart, Kelly Green and David Matheson. The results of Chambers Belt’s operations had no impact on the Company’s income statement during the second quarter, however its effect is included in the assets and liabilities of the Company’s July 2, 2005 balance sheet. Chambers Belt is a leading manufacturer of men’s and women’s belts and accessories.
     The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at June 29, 2005, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$11,587,000
Property, plant and equipment	753,000
Intangible assets, subject to amortization	5,866,000
Goodwill and unamortizable intangibles	9,316,000

Total assets acquired	27,522,000

Less liabilities	(7,027,000)

Net assets acquired	$20,495,000

     Of the $9.3 million of acquired goodwill and unamortizable intangible assets, $9.3 million was preliminarily allocated to registered trademarks and tradenames. Intangible assets totaling $5.9 million which are subject to amortization have a weighted-average useful life of approximately 6.5 years. The intangible assets subject to amortization include commercial customer list of $2.9 million (8 year weighted-average useful life) and non-compete agreement of $3.0 million (5 year weighted-average useful life).
     The following is the consolidated results of operations of the Company for the three and six month periods ended July 2, 2005 and June 26, 2004, respectively, on a pro forma basis using internally generated unaudited information, assuming the Chambers Belt and Altama acquisitions occurred at the beginning of the earliest period presented. This pro forma information is presented after giving effect to certain adjustments which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. This pro forma information does not purport to present what the Company’s consolidated results of operations would actually have been if the Chambers Belt and Altama acquisitions had in fact occurred at the beginning of the periods indicated, nor do they project the Company’s consolidated results of operations for any future period.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net sales	$23,533,000	$35,232,000	$58,533,000	$73,646,000

Gross profit	$9,103,000	$13,805,000	$23,108,000	$28,466,000

Net earnings (loss)	$(998,000)	$4,157,000	$721,000	$8,014,000

Net earnings (loss) per diluted common share	$(0.12)	$0.50	$0.09	$0.97

11. Subsequent Event
          On August 4, 2005, the Company acquired substantially all of the assets of The Paradise Shoe Company, LLC (“Paradise”). Paradise Shoe is based in Phoenix, Arizona and was the exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts. In addition, on the same date, the Company entered into a trademark license agreement with Tommy Bahama Group, Inc., a wholly owned subsidiary of Oxford Industries, Inc. Under the agreement, the Company has an exclusive license to manufacture and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks in the United States, Canada, Mexico and certain Caribbean Islands for an initial term through May 31, 2012 with an option to extend the agreement through May 31, 2016 if certain requirements are met. The license agreement may be terminated by Tommy Bahama before the end of the term for several reasons, including material defaults by the Company or its failure to sell products for 60 consecutive days. The license is non-exclusive for the last 120 days of the term for which no extension is available.
          On August 4, 2005, the Company and Manufacturers and Traders Trust Company (“M&T”) entered into an amended and restated credit facility agreement. This agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the new credit agreement. The new credit agreement increases the existing line of credit from $24 million to $28 million and adds a $7 million bridge loan used for the acquisition of Paradise Shoe. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus .75%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility will be $28 million (subject to a borrowing base formula). The bridge loan is due December 31, 2005, and may be prepaid at any time. The new credit agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended January 1, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from these forward-looking statements as a result of any number of factors, including those set forth under “Factors That May Affect Forward Looking Statements” below.
     References to our “fiscal 2003” refer to our fiscal year ended December 27, 2003, references to our “fiscal 2004” refer to our fiscal year ended January 1, 2005, and references to our “fiscal 2005” refer to our fiscal year ending December 31, 2005.
Overview
     We are a men’s and women’s footwear and apparel company. We design, develop and market branded dress and casual footwear and apparel, and design, manufacture and market military specification (mil-spec) and commercial combat and uniform boots.
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
     We entered the military boot segment in fiscal 2004 through our acquisition of Altama Delta Corporation on July 19, 2004. In our military boot segment, we sell a total of 18 boot models under our Altama brand for the military and commercial markets. We believe that the majority of products under this brand are not sensitive to fashion risk, but are subject to risks of doing business with the U.S. government. The increase in our net sales and operating expenses during the second quarter and first six months of fiscal 2005 as compared to the second quarter and first six months of fiscal 2004 relates primarily to the Altama acquisition.
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

     On June 29, 2005 we completed our acquisition of substantially all the assets of Chambers Belt Company, a leading manufacturer of men’s and women’s belts and accessories headquartered in Phoenix, Arizona. On August 4, 2005, subsequent to the end of our fiscal second quarter, we acquired substantially all the assets of Paradise Shoe Company, LLC. Paradise Shoe Company based in Phoenix Arizona is and became the exclusive licensee of the popular Tommy Bahama line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Carribean Islands.
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
Altama Acquisition
     On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus an earnout payment which is unlikely to be earned. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million and incurred approximately $740,000 in acquisition related expenses which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock then valued at $2.5 million.
     Under the terms of the stock purchase agreement, we agreed to pay W.Whitlow Wyatt, the former owner of Altama, $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with Mr. Wyatt which provides for an annual consulting fee of $100,000.
     Altama has manufactured military footwear for the U.S. Department of Defense, or DoD, for 36 consecutive years. Altama also produces combat and uniform boots for commercial markets. During 2004, Altama operated under a surge option pursuant to which it sold boots to the DoD in excess of the initial maximum amount awarded under its DoD contract. In September 2004, the DoD exercised the first option term under its contract with Altama, and at that time increased Altama’s portion of the contract volume from 20% to 30%. The first year option term runs from October 2004 through September 2005. The maximum pairs that the DoD can order under this option is less than that of the base contract year, as a result of the discontinuance of the all leather-combat boot. We have been advised that the DoD does not intend to issue orders in excess of the maximum award during this first option year. Therefore, we have not been and do not expect to operate at surge production rates and our net sales under the Altama brand have been and are expected to be lower in fiscal 2005 than in fiscal 2004.
     Our Altama brand met our expectations during the first quarter of 2005, but experienced a temporary slow down in DoD deliveries during the second quarter ended July 2, 2005. This development had an adverse effect on our operating results for the second quarter. We believe this slow down is a timing issue isolated to the second quarter and that the DoD order delivery flow which we had originally anticipated for the year will resume in the third quarter.
     Altama’s business generates lower gross margins than our business historically has generated. As a result, the acquisition caused our gross margin to be lower in the second quarter of fiscal 2005 as compared to the prior year period and we expect this trend to continue. Altama’s selling, general and administrative expenses as a percentage of net sales has been historically lower than ours, which we believe mitigates the impact on our gross margin.
     As a result of its DoD business, Altama has different working capital requirements and lower inventory risks than our historical business. For its DoD business, Altama produces its inventory only upon receipt of orders under specific contracts. After completion of the manufacturing process, DoD orders are reviewed for quality assurance, and upon approval Altama bills the DoD.
     With the acquisition of Altama our principal operations have been classified into two business segments: footwear and apparel and military boot operations. See Note 9 to Financial Statements.

Chambers Belt Acquisition
     On June 29, 2005, the Company acquired substantially all of the assets of Chambers Belt Company for approximately $21.5 million, plus contingent earn-out payments subject to Chambers Belt meeting certain post-closing sales targets. As part of the transaction, the Company incurred approximately $1.3 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers Belts Stockholders. The Company paid the purchase price by delivery of $20.5 million in cash, and 374,462 shares of common stock then valued at $2.0 million. The Company funded the cash portion of the purchase price through a $19.5 million increase in its credit facility. The results of Chambers Belt’s operations had no impact on the Company’s income statement during the second quarter, however its effect is included in the assets and liabilities of the Company’s July 2, 2005 balance sheet.
Results of Operations
     The following table sets forth selected consolidated operating results as a percentage of net sales for each of the quarterly and six month periods indicated.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Costs of goods sold	62%	55%	61%	56%
Gross profit	38%	45%	39%	44%
Operating expenses and other expenses — net	46%	36%	36%	33%
Operating (loss) income	(8)%	9%	3%	11%
Interest expense	3%	1%	2%	1%
Earnings (loss) before income taxes	(11)%	8%	1%	10%
Income tax provision (benefit)	(4)%	3%	.5%	4%
Net (loss) earnings	(7)%	5%	.5%	6%
Fiscal Quarter Ended July 2, 2005 Compared to Fiscal Quarter Ended June 26, 2004.
Consolidated Net Sales
     Consolidated net sales for the second quarter ended July 2, 2005 increased $1.5 million or 10.6%, increasing to $15.4 million from $13.9 million for the second quarter of fiscal 2004. Of this increase $3.5 million is attributable to acquired brand revenue associated with the Altama® brand acquisition completed during the third quarter of fiscal 2004. Our footwear and apparel segment experienced a 14.3% decline in quarter-over-quarter net sales for the second quarter of fiscal 2005 as compared to net sales during the second quarter of fiscal 2004.
Consolidated Gross Profit
     Consolidated gross profit for the second quarter of fiscal 2005 decreased 6.6% to $5.9 million as compared to $6.3 million for the comparable prior year period. The decrease in gross profit is due to the addition of the Altama brand gross margins, which generate lower gross margins than the Company’s other branded products and a higher level of footwear close-out sales as compared to the prior year quarter. Gross profit as a percentage of net sales decreased to 38% compared to 45% in the prior year quarter.
Consolidated Operating Expenses
     Consolidated selling, general and administrative expenses were $7.1 million, or 46.0% of net sales, for the second quarter of fiscal 2005 as compared to $5.0 million or 36.2% of net sales for the second quarter of fiscal 2004. This dollar increase was primarily related to increased operating costs and SG&A expenses related to our Altama brand acquired in fiscal 2004 and other acquisition-related activities and marketing and employee compensation costs. We anticipate that our fiscal 2005 SG&A expenses will increase as a result of our Altama, Chambers Belt and Paradise acquisitions.
     Our Consolidated “Other expense — net” was $2,000 for the second quarter of fiscal 2005 and $26,000 for the second quarter of fiscal 2004 and both consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.
Consolidated Interest Expense
     Consolidated interest expense for the second quarter of fiscal 2005 was $533,000 as compared to $134,000 in the comparable prior year period. The increase in interest expense during 2005 was a result of increased acquisition and working capital indebtedness associated with our 2003 and 2004 brand acquisitions and higher interest rates. We expect this to continue to increase as a result of our recent acquisitions.

Consolidated Income Tax Provision
     We recorded income tax expense benefit for the second quarter of fiscal 2005 of $685,000 as compared to income tax expense of $465,000 for the comparable prior year period. Our effective tax rates during the quarters ended July 2, 2005 and June 26, 2004 were 40% and 42%, respectively. However, it is anticipated that the effective tax rate going forward will be closer to 42%. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.
Consolidated Net (Loss) Earnings
     Our net loss for the second quarter of fiscal 2005 was $1.0 million as compared to net earnings of $643,000 for the second quarter of fiscal 2004. The decline in net earnings is primarily due to the temporary cessation of DoD deliveries at our Altama unit, a decline in net sales for several of our footwear brands and higher operating costs.
Footwear and Apparel Business
Net Sales
     Net sales for the second quarter ended July 2, 2005 decreased $2.0 million or 14.3%, decreasing to $11.9 million from $13.9 million for the second quarter of fiscal 2004. This decrease is due primarily to a 44% decline in net sales of our Trotters brand and a 24% decline in net sales of our SoftWalk brand for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. These declines were partially offset by a 133% increase in net sales of our H.S. Trask brand for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004
Gross Profit
     Gross profit for the second quarter of fiscal 2005 decreased 24% to $4.8 million as compared to $6.3 million for the comparable prior year period. Gross margin in this segment as a percentage of net sales decreased to 40% compared to 45% in the prior year quarter. The decrease in gross profit was primarily related to decreased sales from the Trotter and SoftWalk product lines and a higher level of close-out sales as compared to the comparable prior year period. The decline in our gross profit margin was primarily due to the addition of the Altama brand during the second quarter of fiscal 2005.
Operating Expenses
     Selling, general and administrative expenses were $6.4 million, or 54.2% of net sales in this segment, for the second quarter of fiscal 2005 as compared to $5.0 million or 36.2% of net sales for the second quarter of fiscal 2004. This dollar increase was primarily related to increased operating costs associated with increased legal, acquisition, marketing and employee compensation costs along with operating costs associated with the recently acquired Altama brand.

Military Boot Business
Net Sales
     Net sales for the second quarter of fiscal 2005 were $3.5 million. Net sales to the DoD were $929,000 or 27% of total net sales for our military boot business and net sales to commercial customers were $2.5 million or 73% of total net sales for our military boot business. The Altama brand experienced a $8.7 million decrease in year-over-year net sales based on $12.2 million in net sales for Altama’s three months ended July 3, 2004, prior to acquisition of the brand, due primarily to the DoD’s temporary cessation of boot deliveries in the second quarter of fiscal 2005.
Gross Profit
     Gross profit for the second quarter of fiscal 2005 was $1.1 million or 32% of net sales for this segment as compared to gross profit of $4.0 million or 33% for Altama’s three months ended July 3, 2004, prior to the acquisition. This decrease in gross profit as a percentage of net sales is due primarily to higher per unit operating costs associated with lower production levels.
Operating Expenses
     Direct selling, general and administrative expenses were $617,000, or 18% of net sales for this segment, for the second quarter of fiscal 2005, compared to $1.1 million, or 9% of net sales for Altama’s three months ended July 3, 2004, prior to the acquisition. This reduction in direct SG&A expenses in fiscal 2005 as compared to the prior year period is due primarily to reductions in employee compensation resulting from decreased headcount and related costs.
Fiscal Six Month Period Ended July 2, 2005 Compared to Fiscal Six Month Period Ended June 26, 2004.
Consolidated Net Sales
     Consolidated net sales for the six months ended July 2, 2005 increased $9.3 million or 28.4%, increasing to $41.8 million from $32.5 million for the six months ended June 26, 2004. Of this increase $10.3 million is attributable to acquired brand revenue associated with the Altama® brand acquisition which occurred during the third quarter of fiscal 2004, which was partially offset by a decline in other footwear brand sales.
Consolidated Gross Profit
     Consolidated gross profit for the six months ended July 2, 2005 was $16.4 million or 39% of net sales as compared to $14.4 million or 44% of net sales in the same period of fiscal 2004. The decrease in gross profit was primarily related to the addition of the Altama brand gross margins, which generate lower gross margins than the Company’s other branded products and a higher level of footwear close-out sales as compared to the prior year period.
Consolidated Operating Expenses
     Consolidated selling, general and administrative expenses as a percentage of net sales were 36% or $15.2 million for the six months ended July 2, 2005 versus 33% or $10.9 million for the comparable prior year period. This dollar increase was primarily related to increased legal, acquisition, marketing and employee compensation costs along with operating costs associated with our recently acquired Altama brand.
     Our consolidated “Other expense — net” was $615,000 for the six months ended July 2, 2005 and consisted primarily of expenses incurred in connection with severance and management restructuring charges. Our “Other expense — net” was $60,000 for the comparable six month period in fiscal 2004 consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.
Consolidated Interest Expense

     Interest expense for the six month period ended July 2, 2004 was $965,000 as compared to $304,000 in the comparable prior fiscal year. The increase in interest expense is related to increased acquisition and working capital debt associated with brand acquisitions and higher interest rates.
Consolidated Income Tax Provision
     We recorded income tax expense for the six months ended July 2, 2005 of $102,000 as compared to $1.4 million for the comparable prior year period. Our effective tax rates during the six month periods ended July 2, 2005 and June 26, 2004 were 42% and 42%, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.
Consolidated Net Earnings
     Our consolidated net earnings for the six months ended July 2, 2005 were $140,000 as compared to $1.9 million for the six months ended June 26, 2004 and our net earnings per diluted share were $0.02 for the six months ended July 2, 2005 as compared to $0.36 per diluted share for the same period of fiscal 2004. This year to date net income decline is primarily due to the temporary cessation of DoD deliveries at our Altama unit, a decline in net sales for our Trotters and Softwalk brands during the second quarter of fiscal 2005, as well as a severance charge of $610,000 related to management restructuring recorded in the first quarter of fiscal 2005.

Footwear and Apparel Business
Net Sales
     Net sales for the six months ended July 2, 2005 decreased $1.0 million or 3.2%, decreasing to $31.5 million from $32.5 million for the six months ended June 26, 2004. This decrease is due primarily to a 34% decline in net sales of our Trotters brand and a 6% decline in net sales of our SoftWalk brand for the six month period of fiscal 2005 as compared to the comparable period of fiscal 2004. These declines were partially offset by a 58% increase in net sales of our H.S. Trask brand and a 17% increase in net sales of our Royal Robbins brand for the six month period of fiscal 2005 as compared to the comparable period of fiscal 2004.
Gross Profit
     Gross profit for the six months ended July 2, 2005 was $13.6 million or 43% of net sales in this segment as compared to $14.4 million or 44% of net sales in this segment in the same period of 2004. The decrease in gross profit was primarily related to decreased sales from the Trotter and SoftWalk product lines and a higher level of close-out sales as compared to the comparable prior year period.
Operating Expenses
     Selling, general and administrative expenses as a percentage of net sales in this segment were 42.7% or $13.4 million for the six months ended July 2, 2005 versus 33.3% or $10.8 million for the comparable prior year period. This dollar increase was primarily related to increased operating costs associated with increased legal, acquisition, marketing and employee compensation costs along with operating costs associated with the Altama brand acquired in fiscal 2004.
Military Boot Business
Net Sales
     Net sales for the six months ended July 2, 2005 were $10.3 million. Sales to the DoD were $4.7 million or 46% of total net sales for our military boot business and sales to commercial customers were $5.6 million or 54% of total net sales for our military boot business. The Altama brand experienced a $13.9 million decrease in year-over-year net sales based on $24.2 million in net sales for Altama’s six months ended July 3, 2004, prior to acquisition of the brand, due primarily to the DoD’s discontinuance of its surge option under the DMS combat boot contract and the temporary cessation of boot deliveries in the second quarter of fiscal 2005. There is approximately 1 month remaining on the current DMS contract option extension with an additional one year option available for the option year October 2005 through September 2006. The maximum pairs that the DoD can order under this option is less than that of the base contract year as a result of the discontinuance of the DMS all leather-combat boot. We have been advised that the DoD does not intend to issue orders in excess of the maximum award during this first option year. Therefore, we will not be operating at surge production rates and our net sales under the Altama brand are expected to be lower in fiscal 2005 than in fiscal 2004. We believe the DoD will exercise the second year option on this contract, but cannot estimate the quantity of boots that will be ordered during this second option year. The DoD’s delay in acceptance of deliveries we are now experiencing will also have an adverse effect on our results in the third quarter.
Gross Profit
     Gross profit for the six months ended July 2, 2005 was $2.8 million or 27% of net sales for this segment as compared to gross profit of $7.5 million or 31% for Altama’s six months ended July 3, 2004, prior to the acquisition. This decrease in gross profit as a percentage of sales is due to higher per unit manufacturing costs associated with lower production levels.
Operating Expenses
     Direct selling, general and administrative expenses were $1.2 million, or 12% of net sales for this segment, for the six month period ended July 2, 2005, compared to $2.1 million, or 9% of net sales for Altama’s six months ended July 3, 2004, prior to the acquisition. This reduction in direct SG&A expenses in fiscal 2005 as compared to the prior fiscal year period is due primarily to reductions in employee compensation due to decreased headcount and related costs.

Seasonal and Quarterly Fluctuations
     The following sets forth our net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,638	$13,876	$23,176	$20,696
Income (loss) from operations	$2,301	$1,242	$2,921	$(603)

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$26,400	$15,353	—	—
Income from operations	$2,400	$(1,193)	—	—
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
     On June 29, 2005, the Company entered into a new credit facility agreement with Manufacturers and Traders Trust Company (“M&T”). This new agreement replaced entirely the Company’s prior credit agreement and amendments with M&T with a $52.0 million credit facility. The new credit agreement establishes up to a $24.0 million revolving credit facility, a $5.0 million swing line loan and a $28.0 million term loan. The revolver has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The term loan has an interest rate of LIBOR rate plus 3.5%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. This new credit facility expires on June 30, 2010 and all borrowings under the facility are due and payable on that date. At July 2, 2005, LIBOR with a 90-day maturity was 3.50% and the prime rate was 6.25%. The Company’s availability under the revolving credit facility is $24.0 million and is subject to a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     On August 4, 2005, in connection with our acquisition of substantially all of the assets of The Paradise Shoe Company, LLC, the Company and M&T entered into an amended and restated credit facility agreement. This agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the new credit agreement. The new credit agreement increases the existing line of credit from $24 million to $28 million and adds a $7 million bridge loan used for the acquisition of Paradise Shoe. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus .75%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility is $28 million (subject to a borrowing base formula). The bridge loan is due December 31, 2005. The new credit agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     Cash Flows Used By Operations. During the six months ended July 2, 2005, our net cash used by operations was $722,000 as compared to $724,000 cash provided by operations comparable period of fiscal 2004. The increase in cash used by operations was primarily due to the decrease in accounts payable and increase in other noncurrent assets partially offset by decreases in accounts receivable and inventories.
     Working capital at the end of the second quarter of fiscal 2005 was approximately $37.0 million, compared to approximately $29.2 million at the end of fiscal 2004. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarter related to the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. The improvement in working capital at the end of the second quarter of fiscal 2005 compared to the end of fiscal 2004 was due primarily to increases in accounts receivables associated with higher sales and increases in inventories associated with the impact of our fiscal 2005 acquisition. Our current ratio, the relationship of current assets to current liabilities, increased to 3.47 at the end of the second quarter of fiscal 2005 from 2.92 at the end of fiscal 2004. Accounts receivable days sales outstanding increased from 58 days at the end of fiscal 2004 to 73 days at the end of the second quarter of fiscal 2005, reflective of seasonality and the inclusion of Chambers accounts receivable.
     Investing Activities. In the six months ended July 2, 2005, our cash used in investing activities totaled $20.6 million compared to cash used totaling $554,000 in the comparable period of fiscal 2004. During the six months ended July 2, 2005 and June 26, 2004, cash used in investing activities was primarily due to the 2005 acquisition and the purchases of equipment.
     For the remainder of the current fiscal year, we anticipate capital expenditures of approximately $400,000, which will consist generally of equipment upgrades that Altama’s business will require. The actual amount of capital expenditures for fiscal 2005 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.
     Financing Activities. For the six months ended July 2, 2005, our net cash provided by financing activities was $21.3 million compared to cash used of $1.2 million for the comparable period of fiscal 2004. The cash provided in the current year period was primarily due to proceeds from borrowings made on our revolving line of credit and notes payable partially offset by notes payable payments made. This cash was used to complete the acquisition of Chambers. The cash used in fiscal 2004 was primarily due to net payments made on our revolving line of credit and notes payable combined with the repurchase of common stock from our 401(k) plan upon the election of terminated plan participants, partially offset by cash received from the stock option exercises.
     Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility, net of outstanding letters of credit, of approximately $2.2 million at July 2, 2005, will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earnout payment requirements and fund capital expenditures other than future acquisitions.
Contractual Obligations
     In the Annual Report on Form 10-K/A for the year ended January 1, 2005 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the quarter ended July 2, 2005, there have been no material changes in the contractual obligations specified except for the following: 1) the additional borrowings under our amended credit facility as described above; and 2)  the following obligations incurred in connection with the Chambers Belt acquisition, a) management’s current estimate of potential earnout payments of approximately $2.5 million and $3.0 million for the 12-month periods ending June 29, 2006 and 2007, respectively, so long as Chambers Belt meets certain earnings requirements, although actual payments may vary from these estimated amounts; b) $3.0 million to be paid as consideration for a five-year covenant-not-to-compete and other restrictive covenants to Chambers Belt’s shareholders; c) employment agreements with Charles Stewart, Kelly Green and David Matheson which provide for total compensation of approximately $1.4 million; and d) an aggregate of approximately $21.3 million in minimum royalty payments under the terms of the Company’s license agreements and related agreements.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.
     Critical Accounting Policies:
     As of July 2, 2005, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K/A for the year ended January 1, 2005 with the following exception:
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting

for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the SEC issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective can be found in Note 3 to the Consolidated Financial Statements in this Quarterly Report and in Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K/A. We are currently evaluating the provisions of SFAS No. 123R and will adopt in the first quarter of 2006, as required.
     On February 24, 2005, in response to the issuance of SFAS 123R, we authorized an immediate vesting of eligible employees’ unvested share options with an exercise price greater than $6.50 per share. In total, 440,333 options with an average exercise price of $10.20 immediately vested and have an average remaining contractual life of 8.6 years. The unamortized fair value associated with these accelerated-vest shares in the amount of $2.5 million amortized immediately. Had the accelerated-vest program not occurred, the related-cost in fiscal 2005, 2006 and 2007 would have included $1.3 million, $1.2 million and $268,000, respectively. In addition to its employee-retention value, our decision to accelerate the vesting of these “out-of-the-money” options was based upon the accounting of such costs moving from disclosure-only in 2004 to being included in the Company’s statement of operations in 2006.
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
Factors That May Affect Forward Looking Statements
               Our acquisitions or acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition
          Acquisitions have been an important part of our development to date. During fiscal 2003, we acquired Royal Robbins and H.S. Trask and during fiscal 2004, we acquired Altama. On June 29, 2005 we acquired Chambers Belt, and on August 4, 2005 we acquired Paradise Shoe. As part of our business strategy, we intend to make additional acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to complete the acquisition timely or at all, or negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.
               Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully
          A significant portion of our principal business is the design, development and marketing of dress and casual footwear and apparel. Although our focus in this segment of our business is on traditional and sustainable niche brands, our consumer brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, our Trotters brand has experienced decreased retail acceptance of certain styles, which adversely affected our net sales. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, such as our H.S. Trask women’s and Strol brands and our new Altama public safety footwear line, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.
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
               A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business
          Ten major customers represented approximately 30% of net sales in the second quarter of fiscal 2005, including the DoD, which comprised 6%. Most of these same customers represented 36% of net sales in fiscal 2004. Sales to REI specialty retail stores represented 8% of our net sales in the second quarter of fiscal 2005. Sales to Dillard’s department stores represented 7% and 11% of our net sales in the full fiscal year of 2004 and 2003, respectively. Dillard sales for 2005 are expected to decline to approximately 3% of total fiscal 2005 sales as a result of a consolidation of Dillard’s footwear vendor base offset by an expected increase in our Dillard’s apparel sales. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability.

These factors could cause us to lose one or more of these customers, which could adversely affect our business. We expect the DoD to be our largest customer in fiscal 2005. Material reductions in the level of orders from the DoD have harmed our operating results and this trend could continue.
               The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows
          We sell much of our merchandise in our footwear and apparel segment to major department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 7% of trade accounts receivable outstanding at July 2, 2005. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.
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
               We depend on third-party trademarks to market some of our products and services and the loss of the right to use these trademarks or the diminished marketing appeal of these trademarks could adversely affect our business.
     We hold licenses to design and distribute products bearing trademarks owned by other persons. We have an exclusive license from to design and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks and exclusive licenses from Wrangler Apparel Corp. to distribute leather belts, accessories, and suspenders bearing the “Wrangler®” mark and related marks. Each license agreement may be terminated by the respective licensors prior to the end of the applicable term for several reasons, including a material default by us under the applicable agreement, or if we do not meet certain sales requirements. Although we just recently obtained these licenses in connection with our recent acquisitions of Paradise Shoe and Chambers Belt, we expect that the revenue generated from sales of products under these licenses will be a significant part of our overall revenue.
     If an owner of a trademark that we license terminates our license agreements because we have materially defaulted under the applicable agreement, have not met required sales requirements, or for any other reason permitted under such agreements, or if the name “Tommy Bahama®” (or related marks) or “Wrangler®” (or related marks) were to suffer diminished marketing appeal, or if we are unable to renew these agreements, our revenues and operations could be materially adversely affected.
               Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products
          We currently rely on foreign sourcing of our products, other than most of our military footwear and some belts manufactured at our California facility. We believe that one of the key factors in our growth has been our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We obtain our foreign-sourced products primarily from independent third-party manufacturing facilities located in

Brazil and Asia. As a result, we are subject to the general risks of doing business outside the U.S., including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non- tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.
               Our reliance on independent manufacturers for almost all of our non mil-spec products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships
          In fiscal 2004, 11 manufacturers accounted for 100% of our dress and casual footwear and 5 manufactures accounted for 58% of our apparel volume. Two foreign manufactures accounted for 100% of our non mil-spec boot volume. Taking into account the inclusion of Altama, Chambers and Paradise Shoe, for a full fiscal year following the 2004 and 2005 acquisitions we anticipate in fiscal 2005 that approximately 77% of our net sales could come from products sourced from third party manufacturers. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.
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
               Our results could be adversely affected by disruptions in the manufacturing system for our Altama brand
          Since July 2004, Altama’s manufacturing operations produced approximately 80% of the products sold under the Altama brand. We expect that these products could represent over 19% of our combined net sales in fiscal 2005. In September 2004 we encountered production delays at our Puerto Rico manufacturing plant after a closure for several days due to severe weather. Any significant disruption in those operations or in our new Chambers Belt California manufacturing operations for any reason, such as power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business.
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
               Our recently completed acquisitions make evaluating our operating results difficult given the significance of these acquisitions to our operations, and our historical results do not give you an accurate indication of how we will perform in the future
          Our historical results of operations do not give effect for a full fiscal year to our 2004 acquisition of Altama or our recent acquisitions of Chambers Belt and Paradise Shoe. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of these acquisitions, or give you an accurate indication of how Phoenix Footwear will perform in the future.
          Additionally, our management team has limited experience in selling to the government, which comprises a significant amount of net sales under the Altama brand.
               The financing of any future acquisitions we make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt
          Our business strategy is to expand into new markets and enhance our position in existing markets through acquisitions. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and hence our risk of default under our secured credit facility. For example, in financing our recent Chambers Belt acquisition we issued 374,462 shares of our common stock in a private placement to Chambers Belt and incurred approximately $21.0 million of additional debt under our amended credit facility to pay the purchase price and to refinance Chambers Belt’s funded indebtedness. In our recent acquisition of Paradise Shoe, we increased our credit facility again to, among other things, obtain $7.0 million term loan to pay the cash purchase price.

               Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank
          We have a $63.0 million secured credit facility with our bank that we just recently amended on August 3, 2005, to increase our borrowing capacity from $52 million in connection with our acquisition of Paradise Shoe. As of July 2, 2005, we had $48.6 million outstanding under this facility, not including the new $7.0 million term loan we borrowed on August 4, 2005. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. If we default under our credit arrangement and are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.
               We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods
          Our business acquisitions typically result in goodwill and other intangible assets. As of July 2, 2005, we had $69.7 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.
               The exercise of outstanding stock options and warrants, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share
          As of July 30, 2005, we had outstanding 8,366,547 shares of common stock, including 358,885 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 358,885 unallocated shares will be allocated at the rate of approximately 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. In addition, as of that date, we had outstanding options and warrants to purchase 1,575,602 shares at exercise prices ranging from $1.73 to $15.00 per share. The exercise of all or part of these options or warrants would cause our stockholders to experience a dilution in their percentage ownership for legal purposes.
               The charge to earnings from the compensation to employees under our employee retirement plan could adversely affect the value of your investment in our common stock
          As of July 2, 2005, our 401(k) plan held 358,885 unallocated shares of our common stock, which constituted approximately 4% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated of which approximately 120,000 were allocated in February 2005. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2003 and 2004, we recorded non-cash expenses for this allocation of $402,000 and $854,000, respectively. To the extent our stock price increases, we would be required to take a higher charge for this allocation and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.
               We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock
          James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 26.9% of our outstanding shares as of July 30, 2005. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 31.9% as of July 30, 2005. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:
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
               Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well
     Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. As of July 30, 2005, there were 8,366,547 shares of our common stock outstanding. Of our currently outstanding shares of common stock, 5,060,507 shares are freely tradable without restriction or further registration under federal securities laws, including 40,113 shares held by our affiliates which are registered for resale on a Form S-8. The remaining 3,286,436 shares are held by our affiliates or were issued in a private placement and are considered restricted or control securities and are subject to the trading restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. These securities cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is otherwise available. We also have in effect registration statements on Form S-8 covering 1,500,000 shares of common stock, under our 2001 Long-Term Incentive Plan, 1,331,398 shares of which are subject to previously granted options and the remainder of which are available for future awards under that plan.
          Our principal stockholders, James Riedman and Riedman Corporation, who beneficially own in the aggregate 2,244,963 shares of our common stock and vested options to acquire an additional 560,084 shares, have demand registration rights covering 1,152,710 of the shares they beneficially own. In connection with our recent Altama acquisition, we entered into a registration rights agreement with Altama’s sole shareholder for 196,967 shares issued in a private placement to him in connection with the acquisition. The registration rights agreement grants to Altama’s sole shareholder, subject to certain conditions, one demand registration exercisable between 180 days and three years after the acquisition closing and unlimited piggyback registration rights for registration statements we file with the SEC during the three years following the closing except in limited circumstances. We also granted registration rights to Chambers Belt as part of the acquisition covering the 374,462 shares and any additional shares issued to Chambers Belt as part of the earnout consideration under the terms of the acquisition. The agreement provides one demand registration right per year for three years and unlimited piggyback registration rights for three years, subject to certain exceptions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At January 1, 2005 and July 2, 2005, we had $26.6 million and $48.7 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $487,000 impact on income before income taxes. We do not have any foreign currency risk. We do not enter into any of these transactions for speculative purposes.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer or CEO, and Chief Financial Officer or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e),) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) On June 28, 2005, the Company issued 374,462 shares of common stock valued at $2.0 million to Chambers Belt Company as partial consideration for the acquisition of the assets of that company. No underwriters were involved. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. The Company relied upon this exemption based upon the fact that there was a single purchaser, the provision of financial and other information concerning the Company to the purchaser, the investment representations made by the purchaser, the lack of general solicitation, and actions taken by the Company to restrict resale of the securities without registration, including the placement of restrictive legends on the share certificate.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on May 18, 2005. At the meeting, the following nominees were elected as directors to hold office until the Annual Meeting of Stockholders to be held in 2006, and until his successor is elected and shall qualify:

Nominee	Votes For	Votes Withheld
John C. Kratzer	6,783,532	93,550
Steven M. DePerrior	6,773,179	103,903
Gregory M. Harden	6,776,280	100,802
Wilhelm Pfander	6,749,331	127,751
Frederick R. Port	6,783,532	93,550
John M. Robbins	6,783,532	93,550
Richard E. White	6,781,331	95,751
James R. Reidman	6,725,129	151,953
Item 5: Other Information
Item 6. Exhibits:
Exhibit 10.1 — Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
Exhibit 10.2 — Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005
Exhibit 10.3 — Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005
Exhibit 10.4 — Employment Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005
Exhibit 10.5 — Employment Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005
Exhibit 10.6 — Employment Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005
Exhibit 10.7 — Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005
Exhibit 10.8 — Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005
Exhibit 10.9 — Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005
Exhibit 10.10 — Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005
Exhibit 10.11 — Credit Facility Agreement by and between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated June 29, 2005
Exhibit 10.12 — Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005
Exhibit 10.13 — License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 **
Exhibit 31.1 — Section 302 Certification of Chief Executive Officer
Exhibit 31.2 — Section 302 Certification of Chief Financial Officer
Exhibit 32.1 — Section 906 Certification of Chief Executive Officer and Chief Financial Officer

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

Date: August 16, 2005	/s/ Richard E. White

Richard E. White
Chief Executive Officer

Date: August 16, 2005	/s/ Kenneth E. Wolf

Kenneth E. Wolf Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
Exhibit 10.1	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.2	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005

Exhibit 10.3	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005

Exhibit 10.4	Employment Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005

Exhibit 10.5	Employment Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005

Exhibit 10.6	Employment Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005

Exhibit 10.7	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005

Exhibit 10.8	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005

Exhibit 10.9	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005

Exhibit 10.10	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005

Exhibit 10.11	Credit Facility Agreement by and between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated June 29, 2005

Exhibit 10.12	Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005

Exhibit 10.13	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 ††

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

††	Certain confidential information contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.