Form 10-Q
period 2005-10-01
PHOENIX FOOTWEAR GROUP INC
filed 2005-11-15
CIK 26820

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005

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
     Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 11, 2005
Common, $0.01 par value	8,379,443

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	October 1,	January 1,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash	$3,032,000	$694,000
Accounts receivable (less allowances of $1,010,000 in 2005 and $1,567,000 in 2004)	23,744,000	11,177,000
Inventories-net	33,791,000	28,317,000
Other receivable	336,000	911,000
Other current assets	3,712,000	2,971,000
Deferred income tax asset	255,000	256,000

Total current assets	64,870,000	44,326,000
PLANT AND EQUIPMENT — Net	4,270,000	3,530,000

OTHER ASSETS:
Other assets — net	1,208,000	121,000
Goodwill	34,541,000	27,500,000
Unamortizable intangibles	26,769,000	17,975,000
Intangible assets, net	10,057,000	4,728,000

Total other assets	72,575,000	50,324,000

TOTAL ASSETS	$141,715,000	$98,180,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,948,000	$7,568,000
Accrued expenses	4,142,000	3,543,000
Notes payable — current	9,200,000	3,656,000
Other current liabilities	1,052,000	400,000

Total current liabilities	25,342,000	15,167,000
OTHER LIABILITIES:
Notes payable — noncurrent	25,800,000	10,451,000
Note payable, line of credit	23,641,000	12,500,000
Other long-term liabilities	3,469,000	1,111,000
Deferred income tax liability	9,263,000	9,265,000

Total other liabilities	62,173,000	33,327,000

Total liabilities	87,515,000	48,494,000
Commitments and Contingencies	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 8,400,000 and 7,858,000 shares issued in 2005 and 2004, respectively	84,000	78,000
Additional paid-in-capital	45,763,000	42,685,000
Retained earnings	9,424,000	8,303,000

	55,271,000	51,066,000

Less: Treasury stock at cost, 378,000 and 504,000 shares in 2005 and 2004, respectively	(1,071,000)	(1,380,000)

Total stockholders’ equity	54,200,000	49,686,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,715,000	$98,180,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
NET SALES	$34,275,000	$23,176,000	$76,028,000	$55,690,000
COST OF GOODS SOLD	21,703,000	13,345,000	47,026,000	31,424,000

GROSS PROFIT	12,572,000	9,831,000	29,002,000	24,266,000

OPERATING EXPENSES:
Selling, general and administrative expenses	9,090,000	6,530,000	22,850,000	16,836,000
Non cash 401k stock grant compensation	233,000	213,000	700,000	637,000
Amortization	433,000	164,000	814,000	267,000
Other expenses — net	2,000	3,000	617,000	62,000

Total operating expenses	9,758,000	6,910,000	24,981,000	17,802,000

OPERATING INCOME	2,814,000	2,921,000	4,021,000	6,464,000
INTEREST EXPENSE	1,156,000	199,000	2,121,000	503,000

EARNINGS BEFORE INCOME TAXES	1,658,000	2,722,000	1,900,000	5,961,000
INCOME TAX PROVISION	677,000	994,000	779,000	2,354,000

NET EARNINGS	$981,000	$1,728,000	$1,121,000	$3,607,000

NET EARNINGS PER SHARE (Note 5)
Basic	$.12	$.26	$.15	$.68

Diluted	$.12	$.24	$.14	$.61

SHARES OUTSTANDING:
Basic	8,001,439	6,665,616	7,688,673	5,272,501

Diluted	8,371,290	7,331,021	8,057,542	5,903,212

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1,	September 25,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,121,000	$3,607,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	1,578,000	753,000
Allocation of shares in defined contribution plan	700,000	854,000
Changes in assets and liabilities (net of impact of acquisitions):
(Increase) decrease in:
Accounts receivable — net	(4,866,000)	(5,761,000)
Inventories — net	3,238,000	(2,544,000)
Other current receivable	575,000	(172,000)
Prepaid income tax	—	—
Other current assets	(49,000)	(412,000)
Other noncurrent assets	(2,533,000)	58,000
Increase (decrease) in:
Accounts payable	(1,662,000)	999,000
Accrued expenses	276,000	(89,000)
Other liabilities	(535,000)	(339,000)
Income taxes payable	—	(111,000)

Net cash used by operating activities	(2,157,000)	(3,157,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(668,000)	(872,000)
Proceeds from disposal of property and equipment	3,000	—
Acquisitions, net of cash acquired	(25,876,000)	(37,862,000)

Net cash used by investing activities	(26,541,000)	(38,734,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on note payable-line of credit	36,374,000	6,980,000
Proceeds from notes payable	35,000,000	8,013,000
Repayments of notes payable	(39,396,000)	(1,775,000)
Bank overdraft	—	—
Issuance of common stock	327,000	28,490,000
Debt issuance and other costs	(1,269,000)	—
Purchases of treasury stock	—	(100,000)

Net cash provided by financing activities	31,036,000	41,608,000

NET INCREASE (DECREASE) IN CASH	2,338,000	(283,000)
CASH — Beginning of period	694,000	1,058,000

CASH — End of period	$3,032,000	$775,000

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$1,164,000	$507,000

Income taxes	$51,000	$2,439,000

     See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Description of Business and Summary of Significant Accounting Policies
1. Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended January 1, 2005, the Company’s Form 8-K filed on July 5, 2005, for the acquisition of Chambers Belt Company and the Company’s Form 8-K filed on August 9, 2005 for the acquisition of substantially all of the assets of The Paradise Shoe Company, LLC (“Tommy Bahama Footwear”), including the exclusive license of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts. Amounts related to disclosures of January 1, 2005 balances within these interim statements were derived from the aforementioned 10-K/A. The results of operations for the three and nine months ended October 1, 2005, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
     The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly owned subsidiaries, Penobscot Shoe Company (“Penobscot”), H.S. Trask & Co (“Trask”), Royal Robbins, Inc. (“Robbins”), Altama Delta Corporation (“Altama”), Chambers Belt Company (“Chambers Belt”) and Phoenix Delaware Acquisition, Inc. (“Phoenix Acquisition”), which holds the assets of Tommy Bahama Footwear. Intercompany accounts and transactions have been eliminated in consolidation. The results of Altama’s, Chamber’s and Phoenix Acquisition’s operations have been included in the consolidated financial statements since the date of their respective acquisitions.
Accounting Period
     Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The third quarters consisted of the 13 weeks ended October 1, 2005 and September 25, 2004.
Reclassifications
     Certain reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005.
Critical Accounting Policies
     As of October 1, 2005, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K/A for the year ended January 1, 2005 with the following exception:
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
2. Inventories
     The components of inventories are:

	October 1, 2005	January 1, 2005
Raw materials	$3,433,000	$1,861,000
Work in process	1,537,000	807,000
Finished goods	28,821,000	25,649,000

	$33,791,000	$28,317,000

3. Goodwill and Intangible Assets
     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, the Company’s goodwill and certain intangible assets are no longer amortized, but are subject to an annual impairment test. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the quarter and nine month period ended October 1, 2005. The following sets forth the intangible assets by major asset class:

	Useful	October 1, 2005			January 1, 2005
	Life		Accumulated	Net Book		Accumulated	Net Book
	(Years)	Gross	Amortization	Value	Gross	Amortization	Value
Non-amortizing:
Trademarks/trade names		$19,134,000		$19,134,000	$10,340,000	$—	$10,340,000
Customer relationships		7,635,000	—	7,635,000	7,635,000		7,635,000

Total non-amortizing assets		$26,769,000	—	$26,769,000	$17,975,000	—	$17,975,000

Amortizing:
Customer lists	5-13	6,369,000	636,000	5,733,000	3,222,000	278,000	2,944,000
Other	2-5	5,016,000	692,000	4,324,000	2,021,000	237,000	1,784,000

Total amortizing intangible assets		$11,385,000	$1,328,000	$10,057,000	$5,243,000	$515,000	$4,728,000

     Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During the three and nine month periods ended October 1, 2005 aggregate amortization expense was approximately $433,000 and $814,000, respectively. During the three and nine month periods ended September 25, 2004 aggregate amortization expense was $157,000 and $260,000, respectively. Amortization expense related to intangible assets at October 1, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2005	$438,000
2006	1,744,000
2007	1,744,000
2008	1,729,000
2009	1,522,000
Thereafter	2,880,000

$10,057,000

     Changes in goodwill during the nine months ended October 1, 2005 related primarily to the acquisition of Chamber Belt and the payment of an earnout associated with the purchase of Royal Robbins (see Note 6). The preliminary purchase price allocation of Chambers Belt and Tommy Bahama Footwear are subject to refinement based upon management’s final conclusions. (See Note 10)

Goodwill
Balance Forward at January 1, 2005	$27,500,000
Acquired	7,041,000

Ending Balance at July 2, 2005	34,541,000
Acquired	—

Ending Balance at October 1, 2005	$34,541,000

4. Stock-Based Compensation
     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation. Under APB Opinion No. 25, compensation expense is recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. No employee stock-based compensation expense was recorded for the quarters or nine month periods ended October 1, 2005 and September 25, 2004. Pro forma information regarding net earnings and earnings per share as required by SFAS No. 123 and SFAS No. 148 are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net earnings, as reported	$981,000	$1,728,000	$1,121,000	$3,607,000
Add/Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(123,000)	(225,000)	(2,832,000)	(480,000)

Pro forma net earnings (loss)	$858,000	$1,503,000	$(1,711,000)	$3,127,000

Earnings (loss) per common share:
Basic — as reported	$0.12	$0.26	$0.15	$0.68
Basic — pro forma	$0.11	$0.23	$(0.22)	$0.59
Diluted — as reported	$0.12	$0.24	$0.14	$0.61
Diluted — pro forma	$0.10	$0.21	$(0.21)	$0.53
     The pro forma amounts reflected above may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense as the options vest and additional options may be granted in future years. The weighted average fair value of the stock options granted was $7.02 for the quarter ended September 25, 2004 and was $3.45 and $5.68 for the nine months ended October 1, 2005 and September 25, 2004, respectively. There were no stock options granted for the quarter ended October 1, 2005. The fair value of employee stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Dividend yield	0%	0%	0%	0%
Expected volatility from stock	44.84%	45.92%	44.84%	45.92%
Risk free interest rates	4.16%	4.73%	4.16%	4.73%
Expected lives	10 years	10 years	10 years	10 years
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

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Basic net earnings per share:
Net earnings	$981,000	$1,728,000	$1,121,000	$3,607,000
Weighted average common shares outstanding	8,001,439	6,665,616	7,688,673	5,272,501
Basic net earnings per share	$0.12	$0.26	$0.15	$0.68

Diluted net earnings per share:
Net earnings	$981,000	$1,728,000	$1,121,000	$3,607,000
Weighted average common shares outstanding	8,001,439	6,665,616	7,688,673	5,272,501
Effect of stock options outstanding	369,851	665,405	368,869	630,711

Weighted average common and potential common shares outstanding	8,371,290	7,331,021	8,057,542	5,903,212
Diluted net earnings per share	$0.12	$0.24	$0.14	$0.61

     For the three and nine months ended October 1, 2005 and September 25, 2004, options outstanding totaling 580,242 and 312,500 shares, respectively, were excluded from the calculations, as their effect would have been antidilutive.
     In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 359,000 shares as of October 1, 2005, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first quarter of 2005, approximately 120,000 shares were allocated to the defined contribution 401(k) savings plan.
6. Contingent Liability
     In connection with the Company’s acquisition of Royal Robbins, it agreed to pay as part of the purchase price potential earnout cash payments equal to 25% of the gross profit of the Royal Robbins product lines for the 12-month periods ending May 31, 2004 and 2005, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. On June 30, 2005 and 2004 the Company paid $2.8 million and $2.0 million, respectively, which represented the second and first earnout payments earned for the 12-month periods ended May 31, 2005 and 2004, respectively. In connection with the Company’s acquisition of Chambers Belt, the Company agreed to pay as part of the purchase price earnout payments based on Chambers Belt meeting certain earnings requirements. Management’s current estimate of potential earnout payments is approximately $2.5 million and $3.0 million for the 12-month periods ending June 29, 2006 and 2007, respectively, so long as Chambers Belt meets certain earnings requirements, although actual payments may vary from these estimated amounts.
7. Debt
     During the first month of fiscal 2005, the Company had a $33.4 million credit facility with Manufacturers and Traders Trust Company (“M&T”) pursuant to a Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of July 19, 2004, which was comprised of an $18.0 million revolving line of credit (“revolver”) and $15.4 million in term loans, including a new $10.0 million term loan which was repayable in equal monthly installments maturing in July 2009. The Company’s obligations under the credit facility were secured by accounts receivable, inventory and equipment. The revolver and the notes payable to M&T contained certain financial covenants relative to average borrowed funds to earnings ratio, net earnings, current ratio, and cash flow coverage.

     On February 1, 2005, the Company entered into Amendment Number 1 (the “Amendment”) to the credit agreement between the Company and M&T. The Amendment, among other things, established a $4 million overline credit facility in addition to the $18 million revolving credit facility already existing under the credit agreement. The overline credit facility expired on May 30, 2005 and all borrowings under that facility were due and payable on that date. Until May 30, 2005, Phoenix’s combined availability under the overline credit facility and revolving credit facility was $22 million, subject to a borrowing base formula. The Amendment revised the borrowing base formula to remove until May 30, 2005 the inventory caps which had applied to each of the Company’s product lines. The Amendment also modified the financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     On June 29, 2005, the Company entered into a new Credit Facility Agreement with M&T in connection with its acquisition of Chambers Belt. This new credit agreement replaced the Company’s prior credit agreement with M&T for a new $52.0 million credit facility. The new credit facility was an increase of approximately $19.0 million over the prior credit facility with M&T. The new credit agreement established up to a $24.0 million revolving credit facility, a $5.0 million swing line loan and a $28.0 million term loan. The revolving line had an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The term loan had an interest rate of LIBOR plus 3.5%. The borrowings under that new credit agreement were secured by a blanket security interest in all the assets of the Company and its subsidiaries. The Company’s availability under the revolving credit facility was $24.0 million and was subject to a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     On August 3, 2005, the Company and M&T entered into an Amended and Restated Credit Facility Agreement (the “Amended Credit Agreement”) in connection with its acquisition of Tommy Bahama Footwear. This Amended Credit Agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the Amended Credit Agreement. The Amended Credit Agreement increases the existing line of credit from $24 million to $28 million and adds a $7 million bridge loan used for the acquisition of Tommy Bahama Footwear. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus 0.75%. The borrowings under the Amended Credit Agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The amended credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility will be $28 million (subject to a borrowing base formula). The bridge loan is due December 31, 2005, and may be prepaid at any time. At October 1, 2005, LIBOR with a 90-day maturity was 3.86% and the prime rate was 6.75%. In addition, the payment or declaration of dividends and distributions is restricted. The Company is permitted to pay dividends on its common stock as long as it is not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the amended Credit Agreement, is no greater than 2 to 1. Under the terms of the amended Credit Agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory, as defined in the agreement. The borrowing base formula contains inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios. We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants under the credit agreement at October 1, 2005. On November 14, 2005, we obtained a waiver from our lender of these defaults. We are currently in discussions with our lender to revise the covenants, and if necessary, the terms of our bridge loan, to reflect more accurately our current operating position. We anticipate that our lender will agree to amend these covenants and our bridge loan terms in this manner, although there can be no assurance that these negotiations will be successful or that we will be able to comply with these covenants in the future. See below “Risk Factors — Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank.”
     Long-term debt as of October 1, 2005 and January 1, 2005 consisted of the following:

	October 1,	January 1,
	2005	2005
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR rate of 6.44%;	$16,000,000	$—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .375%;	7,641,000	—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	—	5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	—	7,500,000
Term loan payable to bank in variable quarterly installments through 2011, interest due monthly at LIBOR plus 3.5%	28,000,000	—
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	—	1,500,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	—	2,250,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	—	1,175,000
Term loan payable to bank in monthly installments of $167,000 through 2009, interest due monthly at LIBOR plus 300 basis points	—	9,167,000
Bridge loan payable to bank on December 31, 2005, interest due monthly at LIBOR plus 3.5% or the prime rate plus .75%	7,000,000	—
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	—	15,000

	58,641,000	26,607,000
Less: current portion	9,200,000	3,656,000

Noncurrent portion	$49,441,000	$22,951,000

     The aggregate principal payments of notes payable are as follows:

One year or less	$9,200,000
One to three years	6,500,000
Three to five years	42,941,000

Total	$58,641,000

8. Other (income) expenses — net
     Other (income) expense-net, of $617,000 for the nine months ended October 1, 2005 consists primarily of severance and management restructuring costs. The prior year nine month expense of $62,000 consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.
9. Operating Segment Information
     The Company’s operating segments have been classified into three business segments: footwear and apparel, accessories and military boot operations. The footwear and apparel operation designs, develops and markets various branded dress and casual footwear, apparel, and accessories, outsources the majority of the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s Internet web sites. The accessories operation designs, develops, manufactures and markets various branded belts and accessories, and sells its products primarily through department stores, national chain stores and independent specialty retailers. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate assets consist principally of cash, certain receivables and non-current assets.
     In the Company’s footwear and apparel segment, no customer exceeded 10% of net sales in this segment for the three and nine month periods ended October 1, 2005. In the Company’s accessories segment, sales to Wal-Mart stores represented 51% of net sales for both the three and nine month periods ended October 1, 2005, and K-Mart stores represented 9% of net sales in both the three and nine month periods ended October 1, 2005. No other customer exceeded 10% of net sales for this segment. In the Company’s military boot segment, sales to the DoD represented 64% and 65%, respectively, of net sales for the three and nine month periods ended October 1, 2005. No other customer exceeded 10% of net sales in this segment.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net revenues
Footwear and apparel	$18,408,000	$16,431,000	$49,875,000	$48,945,000
Accessories	9,710,000	—	9,710,000	—
Military boots	6,157,000	6,745,000	16,443,000	6,745,000

	$34,275,000	$23,176,000	$76,028,000	$55,690,000

Operating income
Footwear and apparel	$2,252,000	$2,871,000	$5,854,000	$8,222,000
Accessories	1,135,000	—	1,135,000	—
Military boots	943,000	1,445,000	2,379,000	1,445,000
Reconciling items(1)	(1,516,000)	(1,395,000)	(5,347,000)	(3,203,000)

	$2,814,000	$2,921,000	$4,021,000	$6,464,000

	As of	As of
	October 1,	January 1,
	2005	2005
Identifiable assets
Footwear and apparel	$25,745,000	$28,785,000
Accessories	12,344,000	—
Military boots	10,029,000	7,527,000
Goodwill and non-amortizable intangibles
Footwear and apparel	14,269,000	10,645,000
Accessories	10,745,000	—
Military boots	36,297,000	34,830,000
Reconciling items(2)	32,286,000	16,393,000

	$141,715,000	$98,180,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability.

(2)	Identifiable assets are comprised of net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the three segments.

10. Acquisitions
     On August 4, 2005, the Company acquired substantially all of the assets of Tommy Bahama Footwear for approximately $6.3 million, plus a holdback of $500,000, to be released after 14 months less any indemnity claims made by the Company under the Asset Purchase Agreement. Tommy Bahama Footwear is based in Phoenix, Arizona and was the exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts. In addition, on the same date, the Company entered into a trademark license agreement with Tommy Bahama Group, Inc., a wholly owned subsidiary of Oxford Industries, Inc.
     Under the terms of the trademark license agreement, the Company has an exclusive license to manufacture and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks in the United States, Canada, Mexico and certain Caribbean Islands for an initial term through May 31, 2012 with an option to extend the agreement through May 31, 2016 if certain requirements are met. The license agreement may be terminated by Tommy Bahama before the end of the term for several reasons, including material defaults by the Company or its failure to sell products for 60 consecutive days. The license is non-exclusive for the last 120 days of the term for which no extension is available.
     The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at August 4, 2005, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$5,432,000
Property, plant and equipment	66,000
Intangible assets, subject to amortization	462,000
Goodwill and unamortizable intangibles	2,347,000

Total assets acquired	8,307,000

Less liabilities	(2,015,000)

Net assets acquired	$6,292,000

     Of the $2.3 million of acquired goodwill and unamortizable intangible assets, $2.3 million was preliminarily allocated to registered trademarks and tradenames. Intangible assets totaling $462,000 which are subject to amortization have a weighted-average useful life of approximately 8 years. The intangible assets subject to amortization include commercial customer lists.
     On June 29, 2005, the Company acquired substantially all of the assets of Chambers Belt Company for approximately $21.5 million, plus contingent earn-out payments subject to Chambers Belt meeting certain post-closing sales requirements. As part of the transaction, the Company incurred approximately $1.3 million in acquisition related expenses and entered into a $3.0 million non-compete agreement with four of Chambers Belt’s stockholders and officers, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $19.7 million in cash, and 374,462 shares of common stock valued at $2.0 million.
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

Current assets	$11,587,000
Property, plant and equipment	753,000
Intangible assets, subject to amortization	5,686,000
Goodwill and unamortizable intangibles	10,746,000

Total assets acquired	28,772,000

Less liabilities	(7,027,000)

Net assets acquired	$21,745,000

     Of the $10.7 million of acquired goodwill and unamortizable intangible assets, $6.4 million was preliminarily allocated to registered trademarks and tradenames. Intangible assets totaling $5.7 million which are subject to amortization have a weighted-average useful life of approximately 6.5 years. The intangible assets subject to amortization include commercial customer list of $2.7 million (8 year weighted-average useful life) and non-compete agreement of $3.0 million (5 year weighted-average useful life).
     The following is the consolidated results of operations of the Company for the three and nine month periods ended October 1, 2005 and September 25, 2004, respectively, on a pro forma basis using internally generated unaudited information, assuming the Chambers Belt, Altama and Tommy Bahama Footwear acquisitions occurred at the beginning of the earliest period presented. This pro forma information is presented after giving effect to certain adjustments which are based upon currently available information and upon certain assumptions that the Company believes are reasonable. This pro forma information does not purport to present what the Company’s consolidated results of operations would actually have been if the Chambers Belt, Altama and Tommy Bahama Footwear acquisitions had in fact occurred at the beginning of the periods indicated, nor do they project the Company’s consolidated results of operations for any future period.

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net sales	$35,775,000	$39,584,000	$106,153,000	$126,171,000

Gross profit	$13,067,000	$15,715,000	$39,489,000	$48,669,000

Net earnings (loss)	$734,000	$2,151,000	$585,000	$7,100,000

Net earnings (loss) per diluted common share	$0.09	$0.28	$0.07	$1.10

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
Overview
     We design, develop and market a diversified selection of a men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel and design, manufacture and market military specification (mil-spec) and commercial combat and uniform boots. Our moderate-to-premium priced brands include Royal Robbins® apparel, the Tommy Bahama®, Trotters®, SoftWalk®, Strol®, H.S. Trask® and Altama® footwear lines, and Chambers Belts®.
     In our footwear and apparel segment including the recently acquired Tommy Bahama Footwear, we sell over 100 different styles of footwear and over 250 different styles of apparel products. By emphasizing traditional style, quality and fit in this segment, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. As a result, a significant number of our product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products, are consistent with our brand images and meet our high quality standards.
     We entered into the accessories segment in fiscal 2005 through our June 29, 2005 acquisition of substantially all of the assets of Chambers Belt Company, a leading manufacturer of men’s and women’s belts and accessories headquartered in Phoenix, Arizona. Through the accessories segment, we sell over 750 different styles of personal accessories. Under exclusive license agreements to distribute certain accessories for the “Wrangler Hero,” “Timber Creek by Wrangler,” “Wrangler Jeans Co.,” “Wrangler Outdoor Gear,” “Wrangler,” “Wrangler Rugged Wear,” “20X” and “Twenty X” marks, we accessorize each brand based on its respective lifestyle and price point.
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
     During the past few years we have consummated a number of acquisitions, including those discussed below, which have significantly contributed to our growth. We intend to continue to pursue acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business, or augment our market coverage. We seek companies or product lines that we believe have consistent historical cash flow and brand growth potential. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this report we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.
Altama Acquisition
     On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus a contingent earnout payment which was not required to be paid. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million and incurred approximately $740,000 in acquisition related expenses which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock then valued at $2.5 million.
     To fund the Altama acquisition, we conducted a follow on public offering of our common stock which was consummated on July 19, 2004. In the offering we issued 2,500,000 shares at the $12.50 per share offering price, resulting in net proceeds, after deducting the underwriter’s fees and transaction costs, of approximately $28.4 million. In addition to these proceeds we utilized approximately $10.0 million of additional borrowings under our amended credit facility to finance the cash portion of the purchase price for the Altama acquisition, to refinance Altama’s funded indebtedness and to pay related transaction fees and expenses.
     Under the terms of the stock purchase agreement, we agreed to pay W.Whitlow Wyatt, the former owner of Altama, $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with Mr. Wyatt which provides for an annual consulting fee of $100,000.
     Altama has manufactured military footwear for the U.S. Department of Defense (“DoD”), for 36 consecutive years. Altama also produces combat and uniform boots for commercial markets. During 2004, Altama operated under a surge option pursuant to which it sold boots to the DoD in excess of the initial maximum amount awarded under its DoD contract. In September 2004, the DoD exercised the first option term under its contract with Altama, and at that time increased Altama’s portion of the contract volume from 20% to 30%. The first year option term ran from October 2004 through September 2005. The maximum pairs that the DoD ordered under the first option was less than that of the base contract year, as a result of the discontinuance of the all leather-combat boot. On September 23, 2005, the DoD exercised the second option term under its contract with Altama with minimum pairs similar to that of the first option term. The Defense Supply Center Philadelphia anticipates issuing a new five year solicitation for hot weather combat boots late this year with awards to be made by the end of the third quarter of our fiscal 2006. We anticipate participating in this new solicitation and expect to receive a contract award similar to our historical awards experienced, although there can be no assurance that we will be successful in obtaining the contract award or an award of equal amount or percentage to previous years.

     Our Altama brand met our expectations during the first quarter of 2005, but experienced a temporary slow down in DoD deliveries during the second quarter ended July 2, 2005. This development had an adverse effect on our operating results for the second quarter. We believe this slow down is a timing issue isolated to the second quarter and that the DoD order delivery flow which we had originally anticipated for the year, substantially resumed during the third quarter of fiscal 2005 and is expected to continue at this level for the remainder of fiscal 2005.
     Altama’s business generates lower gross margins than our business historically has generated. As a result, the acquisition caused our gross margin to be lower since the acquisition date as compared to prior year periods and we expect this trend to continue. Altama’s selling, general and administrative expenses as a percentage of net sales has been historically lower than ours, which we believe mitigates the impact on our gross margin.
     As a result of its DoD business, Altama has different working capital requirements and lower inventory risks than our historical business. For its DoD business, Altama produces its inventory only upon receipt of orders under specific contracts. After completion of the manufacturing process, DoD orders are reviewed for quality assurance, and upon approval Altama bills the DoD.
Chambers Belt Acquisition
     On June 29, 2005, we acquired substantially all of the assets of Chambers Belt Company (“Chambers”) for approximately $21.5 million, plus contingent earn-out payments subject to Chambers meeting certain post-closing sales targets. As part of the transaction, we incurred approximately $1.7 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers stockholders. We paid the purchase price by delivery of $19.7 million in cash, and 374,462 shares of common stock then valued at $2.0 million. We funded the cash portion of the purchase price through a $19.5 million increase in our credit facility. Chamber’s business generates lower gross margins than our historical footwear and apparel business which is expected to have a negative impact on our consolidated gross margins in the future.
Tommy Bahama Footwear Acquisition
     On August 4, 2005, we acquired substantially all of the assets of The Paradise Shoe Company, LLC (“ Tommy Bahama Footwear”) exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands for approximately $6.8 million in cash. We funded the cash portion of the purchase price through an amendment to our credit facility by increasing our borrowing capacity to $63.0 million including a $7.0 million bridge loan. The Tommy Bahama Footwear business generates lower gross margins than our historical footwear and apparel business which is expected to have a negative impact on our consolidated gross margins in the future.
     With the acquisition of Altama and Chambers our principal operations have been classified into three business segments: footwear and apparel, accessories and military boot operations. See Note 9 to Financial Statements.
Results of Operations
     The following table sets forth selected consolidated operating results as a percentage of net sales for each of the quarterly and nine month periods indicated.

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Costs of goods sold	63%	58%	62%	56%
Gross profit	37%	42%	38%	44%
Operating expenses and other expenses — net	29%	30%	33%	32%
Operating (loss) income	8%	12%	5%	12%
Interest expense	3%	1%	3%	1%
Earnings (loss) before income taxes	5%	11%	2%	11%
Income tax provision (benefit)	2%	4%	1%	4%
Net (loss) earnings	3%	7%	1%	7%

Fiscal Quarter Ended October 1, 2005 Compared to Fiscal Quarter Ended September 25, 2004.
Consolidated Net Sales
     Consolidated net sales for the third quarter of fiscal 2005 increased $11.1 million or 47.9%, to $34.3 million from $23.2 million for the third quarter of fiscal 2004. The increase in revenues resulted primarily from acquisitions completed during fiscal 2005 including the acquisition of Chambers during the second quarter of fiscal 2005, which contributed $9.7 million and the acquisition of Tommy Bahama Footwear during the third quarter of fiscal 2005, which contributed $2.0 million. This increase attributable to acquired brand revenue was partially offset by an 8.7% decline in Altama® quarter-over-quarter net sales for the third quarter of fiscal 2005 as compared to net sales during the third quarter of fiscal 2004.
Consolidated Gross Profit
     Consolidated gross profit for the third quarter of fiscal 2005 increased 27.9% to $12.6 million as compared to $9.8 million for the comparable prior year period while the corresponding gross profit percentage decreased to 36.7% from 42.4% for the same period. The decrease in the gross margin percentage is due to our recent acquisitions, which generate lower gross margins than our other branded products, and a higher level of footwear close-out and mark down sales in our Trotters, Softwalk and H.S. Trask brands as compared to the prior year period. All costs incurred to bring finished products to our warehouse are included in the cost of goods sold line item. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. As a result of our classification of the above items, gross margins may not be comparable to other companies.
Consolidated Operating Expenses
     Consolidated selling, general and administrative expenses were $9.8 million, or 28.5% of net sales, for the third quarter of fiscal 2005 as compared to $6.9 million or 29.8% of net sales for the third quarter of fiscal 2004. This increase is due to $3.3 million in operating costs and $270,000 from our recent acquisitions which added intangible asset amortization costs, offset by net operating expense reductions totaling $700,000 associated with reduced marketing, advertising and other selling expenses.
     Our Consolidated “Other expense — net” totaled $2,000 for the third quarter of fiscal 2005 and $3,000 for the third quarter of fiscal 2004. These amounts consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.
Consolidated Interest Expense
     Consolidated interest expense for the third quarter of fiscal 2005 was $1.2 million as compared to $0.2 million in the comparable prior year period. The increase in interest expense during fiscal 2005 was a result of increased acquisition and working capital indebtedness associated with our 2005 brand acquisitions and higher interest rates.
Consolidated Income Tax Provision
      We recorded income tax expense for the third quarter of fiscal 2005 of $677,000 as compared to income tax expense of $994,000 for the comparable prior year period. Our effective tax rate increased to 41% for the quarter ended October 1, 2005 compared to 37% for the quarter ended September 25, 2004 primarily due to a shift in our apportionment taxes to higher income tax states which resulted from recent acquisitions. We anticipate that our effective tax rate for the remainder of fiscal 2005 will be 41%.
Consolidated Net Earnings
      Our net earnings for the third quarter of fiscal 2005 was $981,000 as compared to net earnings of $1,728,000 for the third quarter of fiscal 2004 and our net earnings per diluted share were $0.12 for the quarter ended October 1, 2005 as compared to $0.24 per diluted share for the same period of fiscal 2004. The decrease in net earnings resulted from a combination of factors including reduced gross margin percentages associated with brands acquired in fiscal 2005, lower net sales for our Trotters and Softwalk brands, increased acquisition related expenses and increased interest expense associated with increased levels of acquisition and working capital indebtedness and increased legal, accounting, employee compensation and other operating costs associated with our legacy brands. While brands acquired in 2005 have historically generated lower gross margins as compared to our legacy branded products we have also made an effort to clear inventory of discontinued styles and have therefore experienced a higher level of footwear close-out and mark down sales in our Trotters, Softwalk and H.S. Trask brands as compared to the prior year period.

Footwear and Apparel Business
Net Sales
     Net sales for the third quarter of fiscal 2005 increased $2.0 million or 12.0%, increasing to $18.4 million from $16.4 million for the third quarter of fiscal 2004. This increase was primarily due to the recent acquisition of the Tommy Bahama Footwear brand and a 15.6% increase net in sales from our Royal Robbins brand during the quarter was offset by a similar decline net in sales from our other legacy footwear brands.
Gross Profit
     Gross profit for the third quarter of fiscal 2005 decreased 7.3% to $7.2 million as compared to $7.8 million for the comparable prior year period. Gross margin in this segment as a percentage of net sales decreased to 39.1% from 47.2% in the comparable prior year period. Gross margin percentages have decreased primarily due to an effort to clear inventory of discontinued styles which resulted in a higher level of footwear close-out and mark down sales in our legacy footwear brands as compared to the prior year period. The current quarter gross margin percentage was also negatively impacted from the addition of the Tommy Bahama Footwear brand gross margins, which generate lower gross margins than our legacy footwear and apparel brands.
Operating Expenses
     Selling, general and administrative expenses were $4.9 million, or 26.9% of net sales for the third quarter of fiscal 2005 as compared to $4.9 million or 29.8% of net sales for the third quarter of fiscal 2004. A decrease in operating costs for our legacy footwear and apparel brands of $0.5 million for comparable quarters was offset by $0.5 million in operating expenses incurred in the third quarter of fiscal 2005 due to our acquisition of the Tommy Bahama Footwear brand.
Accessories Business
Net Sales
     Net sales for the third quarter of fiscal 2005 were $9.7 million compared to zero for the third quarter of fiscal 2004. As we acquired Chambers in the second quarter of fiscal 2005, results of Chambers for the third quarter of fiscal 2004 are not included in our financial results.
Gross Profit
     Gross profit for the third quarter of fiscal 2005 was $3.8 million or 39.5% of net sales compared to zero for the third quarter of fiscal 2004. As we acquired Chambers in the second quarter of fiscal 2005, results of Chambers for the third quarter of fiscal 2004 are not included in our financial results.
Operating Expenses
     Selling, general and administrative expenses were $2.7 million or 27.8% of net sales compared to zero for the third quarter of fiscal 2004. As we acquired Chambers in the second quarter of fiscal 2005, results of Chambers for the third quarter of fiscal 2004 are not included in our financial results.

Military Boot Business
Net Sales
     Net sales for the third quarter of fiscal 2005 decreased to $6.2 million from $6.8 million for the comparable period in fiscal 2004. Net sales to the DoD were $3.9 million or 63.3% of total net sales for our military boot business and net sales to commercial customers were $2.3 million or 36.7% of total net sales for our military boot business. The Altama brand experienced a $0.6 million decrease in comparable quarters due primarily to the quantity and timing of delivery orders against its hot weather combat boot contract with the DoD.
Gross Profit
     Gross profit for the third quarter of fiscal 2005 was $1.6 million or 24.9% of net sales for this segment as compared to gross profit of $2.0 million or 30.7% for the comparable period in fiscal 2004. This decrease in gross profit as a percentage of net sales is due primarily to higher per unit manufacturing costs associated with lower production levels.
Operating Expenses
     Direct selling, general and administrative expenses were $0.6 million, or 9.6% of net sales for this segment, for the third quarter of fiscal 2005, compared to $0.6 million, or 9.3% of net sales for the comparable period in fiscal 2004. This increase in direct selling, general and administrative expenses as a percentage of net sales was due primarily to maintaining a similar operating structure during a period of decreased net sales.
Corporate Expenses
     Corporate expenses for the third quarter of fiscal 2005 increased $0.1 million to $1.6 million compared to $1.4 million for the same period of fiscal 2004. The slight increase in corporate expenses is primarily represented by amortization of intangible assets associated with the Chambers acquisition totaling $234,000 offset by a $208,000 reduction in employee compensation expense incurred in the third quarter of fiscal 2004.
Fiscal Nine Month Period Ended October 1, 2005 Compared to Fiscal Nine Month Period Ended September 25, 2004.
Consolidated Net Sales
     Consolidated net sales for the nine months ended October 1, 2005 increased $20.3 million or 36.5%, increasing to $76.0 million from $55.7 million for the comparable period of fiscal 2004. Of this increase $9.6 million is attributable to acquired brand revenue associated with the Altama® brand acquisition which occurred during the third quarter of fiscal 2004. An additional $11.7 million is attributable to acquired brand revenue associated with the Chambers and Tommy Bahama Footwear acquisitions which occurred during fiscal 2005, partially offset by a decline in other footwear brand sales.
Consolidated Gross Profit
     Consolidated gross profit for the nine months ended October 1, 2005 was $29.0 million or 38.1% of net sales as compared to $24.3 million or 43.6% of net sales in the comparable period of fiscal 2004. The decrease in gross profit was primarily related to the addition of the Altama brand gross margins for a full nine months, which generate lower gross margins than our legacy footwear and apparel brands. Additionally, we have made an effort to clear inventory of discontinued styles and have therefore experienced a higher level of footwear close-out and mark down sales in our Trotters, Softwalk and H.S. Trask brands as compared to the prior year period. All costs incurred to bring finished products to our warehouse are included in the cost of goods sold line item. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. As a result of our classification of the above items, gross margins may not be comparable to other companies.
Consolidated Operating Expenses
     Consolidated selling, general and administrative expenses as a percentage of net sales were 32.9% or $25.0 million for the nine months ended October 1, 2005 versus 32.0% or $17.8 million for the comparable period of fiscal 2004. This dollar increase primarily relates to acquisitions in fiscal 2004 and 2005. We acquired Altama on July 19, 2004, and therefore approximately 2.5 months of Altama operating expense were included in comparable fiscal 2004 period while a full nine months of Altama operating expenses have been recorded for the nine months ended October 1, 2005. Our fiscal 2005 acquisitions added $3.2 million to operating expenses for the current fiscal year.

     Our consolidated “Other expense — net” was $617,000 for the nine months ended October 1, 2005 and consisted primarily of expenses incurred in connection with severance and management restructuring charges. Our “Other expense — net” was $62,000 for the comparable nine month period in fiscal 2004 consisted primarily of expenses incurred in connection with non-capitalizable acquisition activities.
Consolidated Interest Expense
     Interest expense for the nine month period ended October 1, 2005 was $2,121,000 as compared to $503,000 for the same period of fiscal 2004. The increase in interest expense is related to increased acquisition and working capital debt associated with brand acquisitions and higher interest rates.
Consolidated Income Tax Provision
     We recorded income tax expense for the nine months ended October 1, 2005 of $779,000 as compared to $2,354,000 for the same period of fiscal 2004. Our effective tax rates during the nine month period ended October 1, 2005 and September 25, 2004 were 41% and 39%, respectively. The increase in our effective tax rate was primarily due to a shift in our apportionment of taxes to higher income tax states which resulted from recent acquisitions.
Consolidated Net Earnings
     Our consolidated net earnings for the nine months ended October 1, 2005 were $1.1 million as compared to $3.6 million for the same period of fiscal 2004 and our net earnings per diluted share were $0.14 for the nine months ended October 1, 2005 as compared to $0.61 per diluted share for the same period of fiscal 2004. This year to date net income decline is due to a decline in net sales for our Trotters and Softwalk brands, the recording of a severance and management restructuring charge of $614,000, higher interest expense associated with increased acquisition and working capital debt and higher interest rates, a reduction in margins related to higher markdowns and inventory close-outs, lower gross margins associated with brands acquired in fiscal 2004 and fiscal 2005, and increased legal, accounting, employee compensation and other operating costs associated with our legacy brands.
Footwear and Apparel Business
Net Sales
     Net sales for the nine months ended October 1, 2005 increased $0.9 million or 1.9% to $49.9 million from $48.9 million for the same period of fiscal 2004. This slight increase is represented by a $2.9 million or 16.8% increase in net sales for Royal Robbins and acquired brand revenue of $2.0 million from the Tommy Bahama Footwear acquisition offset by a $4.0 million or 13% decrease in net sales of our legacy footwear brands.
Gross Profit
     Gross profit for the nine months ended October 1, 2005 was $20.8 million or 41.7% of net sales as compared to $22.2 million or 45.4% of net sales in the same period of fiscal 2004. Gross margin percentages have decreased primarily due to an effort to clear our inventory of discontinued styles which has resulted in a higher level of footwear close-out and mark down sales in our Trotters, Softwalk and H.S. Trask brands as compared to the prior year period.
Operating Expenses
     Selling, general and administrative expenses as a percentage of net sales were 30.0% or $15.0 million for the nine months ended October 1, 2005 versus 28.6% or $14.0 million for the same period of fiscal 2004. This dollar increase related to increased operating costs associated with supporting growth in net sales for Royal Robbins and added operating costs of $500,000 from the acquisition of Tommy Bahama Footwear.

Accessories Business
Net Sales
     Net sales for the nine months ended October 1, 2005 were $9.7 million compared to zero for the same period of fiscal 2004. We acquired Chambers in the second quarter of 2005, and therefore results of Chambers for the nine month period ended September 25, 2004 are not included in our financial statements.
Gross Profit
     Gross profit for the nine months ended October 1, 2005 was $3.8 million or 39.5% of net sales compared to zero for the same period of fiscal 2004. We acquired Chambers in the second quarter of 2005, and therefore results of Chambers for the nine month period ended September 25, 2004 are not included in our financial statements.
Operating Expenses
     Selling, general and administrative expenses for the nine months ended October 1, 2005 were $2.7 million or 27.8% of net sales compared to zero for the same period of fiscal 2004. We acquired Chambers in the second quarter of 2005, and therefore results of Chambers for the nine month period ended September 25, 2004 are not included in our financial statements.
Military Boot Business
Net Sales
     Net sales for the nine months ended October 1, 2005 were $16.4 million. Sales to the DoD were $8.6 million or 53.2% of total net sales for our military boot business and sales to commercial customers were $7.8 million or 46.8% of total net sales for our military boot business. Net sales for the military boot segment increased $9.6 million or 143.8% from the comparative period in fiscal 2004 due to our acquisition of Altama during the third quarter of fiscal 2004. The second and final option of the hot weather combat boot contract was invoked by the government on September 23, 2005 and runs through September 22, 2006.

Gross Profit
     Gross profit for the nine months ended October 1, 2005 was $4.4 million or 26.5% of net sales for this segment as compared to gross profit of $2.1 million or 30.7% for the period from the date of our acquisition of Altama on July 19, 2004 until September 25, 2004 . This decrease in gross profit as a percentage of sales is due to higher per unit manufacturing costs associated with the lower production levels experienced due to the cessation of the war-time surge requirements.
Operating Expenses
     Direct selling, general and administrative expenses were $2.0 million, or 12.2% of net sales, for the nine months ended October 1, 2005, compared to $0.6 million, or 9.3% of net sales for the period during which we owned Altama in fiscal 2004. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume.
Corporate Expenses
     Corporate expenses for the nine months ended October 1, 2005 increased $2.1 million to $5.3 million compared to $3.2 million for the same period of fiscal 2004. The increase in corporate expenses primarily relates to the amortization of intangible assets associated with the Altama acquisition totaling $277,000 which was not incurred during the first two quarters of fiscal 2004, amortization of intangible assets associated with the Chambers acquisition totaling $234,000 which were not incurred prior to the third quarter of ficsal 2005, the recording of a severance charge of $610,000 related to management restructuring recorded in the first quarter of fiscal 2005 and interest expense associated with increased acquisition and working capital debt and higher interest rates.
Seasonal and Quarterly Fluctuations
     The following sets forth our net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$18,638	$13,876	$23,176	$20,696
Income (loss) from operations	$2,301	$1,242	$2,921	$(603)

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$26,400	$15,353	$34,275	—
Income (loss) from operations	$2,400	$(1,193)	$2,814	—
     Our quarterly results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from operations in our first and third quarters historically have been stronger than in our second and fourth quarters.
Liquidity and Capital Resources
     Our primary liquidity requirements have continued to include debt service, capital expenditures, working capital needs, financing for acquisitions, and acquisition earn out and covenant not to compete payments. We have historically met these liquidity needs with cash flows from operations, borrowings under our credit facility, seller financing in acquisitions and equity issuances.
     On August 3, 2005, in connection with our acquisition of substantially all of the assets of Tommy Bahama Footwear, we entered into an amended and restated credit facility agreement with M&T. This agreement replaced our existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the new credit agreement. The new credit agreement increases the existing line of credit from $24 million to $28 million and adds a $7 million bridge loan used for the acquisition of Tommy Bahama Footwear. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus ..375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus .75%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. Our availability under the revolving credit facility is $28 million (subject to a borrowing base formula). The bridge loan is due December 31, 2005. The new credit agreement includes a borrowing base formula with inventory caps, and financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants under the credit agreement at October 1, 2005. On November 14, 2005, we obtained a waiver from our lender of these defaults. We are currently in discussions with the our lender to revise the covenants, and if necessary, the terms of our bridge loan, to reflect more accurately our current operating position. We anticipate that our lender will agree to amend these covenants and our bridge loan terms in this manner, although there can be no assurance that these negotiations will be successful or that we will be able to comply with these covenants in the future. See below “Risk Factors — Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank.”
     Cash Flows Used By Operations. During the nine months ended October 1, 2005, our net cash used by operations was $2,157,000 as compared to net cash used by operations of $3,157,000 for the comparable period of fiscal 2004. The decrease in cash used by operations was primarily due to better management of inventory levels partially offset by an increase in accounts payable due to higher operating expenses.
     Working capital at the end of the third quarter of fiscal 2005 was approximately $39.5 million, compared to approximately $29.2 million at the end of fiscal 2004. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarter related to the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. The increase in working capital at the end of the third quarter of fiscal 2005 compared to the end of fiscal 2004 was due primarily to increases in accounts receivables and inventories associated with the impact of our fiscal 2005 acquisitions. Our current ratio, the relationship of current assets to current liabilities, decreased to 2.56 at the end of the third quarter of fiscal 2005 from 2.92 at the end of fiscal 2004. Accounts receivable days sales outstanding decreased from 58 days at the end of fiscal 2004 to 54 days at the end of the third quarter of fiscal 2005.
     Investing Activities. In the nine months ended October 1, 2005, our cash used in investing activities totaled $26.5 million compared to cash used totaling $38.7 million in the comparable period of fiscal 2004. During the nine months ended October 1, 2005 and September 25, 2004, cash used in investing activities was primarily due to the 2005 acquisition and the purchases of equipment.
     For the remainder of the current fiscal year, we anticipate capital expenditures of approximately $400,000, which will consist generally of equipment upgrades that Altama’s business will require and general facilities improvements.
     Financing Activities. For the nine months ended October 1, 2005, our net cash provided by financing activities was $31.0 million compared to cash provided of $41.6 million for the comparable period of fiscal 2004. The cash provided in the current year period was primarily due to proceeds from borrowings made on our revolving line of credit and notes payable partially offset by notes payable payments made. This cash was used to complete the acquisition of Chambers and Tommy Bahama Footwear. The cash provided in fiscal 2004 was primarily due to our follow on stock offering completed during the third quarter of fiscal 2004 and proceeds from borrowings made on our revolving line of credit and notes payable partially offset by notes payable payments made. The cash provided in the third quarter of fiscal 2004 was primarily used to complete the acquisition of Altama.
     For the remainder of the current fiscal year, we anticipate cash payments on interest expense of approximately $1.1 million representing our quarterly payment on the term loan and monthly payments on the bridge loan and revolver.
     Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility, with the anticipated amendment to the credit agreement and net of outstanding letters of credit of approximately $4.0 million at October 1, 2005, will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earnout payment requirements and fund capital expenditures other than future acquisitions.
Contractual Obligations
     In the Annual Report on Form 10-K/A for the year ended January 1, 2005 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the quarter ended October 1, 2005, there have been no material changes in the contractual obligations specified except for the following: 1) the additional borrowings under our amended credit facility as described above and as disclosed in Note 7 of the Notes to Consolidated Condensed Financial Statements; and 2) the following obligations incurred in connection with the Chambers Belt acquisition, a) management’s current estimate of potential earnout payments of approximately $2.5 million and $3.0 million for the 12-month periods ending June 29, 2006 and 2007, respectively, so long as Chambers Belt meets certain earnings requirements, although actual payments may vary from these estimated amounts; b) $3.0 million to be paid as consideration for a five-year covenant-not-to-compete and other restrictive covenants to Chambers Belt’s shareholders; c) employment agreements with Charles Stewart, Kelly Green and David Matheson which provide for total compensation of approximately $1.4 million; and d) an aggregate of approximately $21.3 million in minimum royalty payments under the terms of the Company’s license agreements and related agreements.

Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements other than operating leases. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.
Critical Accounting Policies:
     As of October 1, 2005, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K/A for the year ended January 1, 2005 with the following exception:
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
     These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions that may affect the operations, performance, development and results of our business, including those described below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.
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
Factors That May Affect Forward Looking Statements
          Our acquisitions or acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition
     Acquisitions have been an important part of our development to date. During fiscal 2003, we acquired Royal Robbins and H.S. Trask and during fiscal 2004, we acquired Altama. On June 29, 2005 we acquired Chambers Belt, and on August 4, 2005 we acquired Tommy Bahama Footwear. As part of our business strategy, we intend to make additional acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to complete the acquisition timely or at all, or negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.
          Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully
     A significant portion of our principal business is the design, development and marketing of dress and casual footwear, apparel and accessories. Although our focus in these segments of our business is on traditional and sustainable niche brands, our consumer brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, our Trotters and Softwalk brands have experienced decreased retail acceptance of various styles, which adversely affected our net sales. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, such as our H.S. Trask women’s and Strol brands and our new Altama public safety footwear line, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.
          We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business and stock price could be harmed
     We face intense competition in the footwear and apparel industry from other companies, such as Brown Shoe Company, which markets the Naturalizer® brand, and Columbia Sportswear Company®. The primary competitor in our accessories segment is Tandy Brands Accessories, Inc. We also face competition from several companies in our military boot operations including McRae Industries, Inc. and Wellco Enterprises, Inc. Many of our competitors have greater financial, distribution or marketing resources, as well as greater brand awareness. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for the introduction of competitors with new products. Moreover, new companies may enter the markets in which we compete, further increasing competition in the footwear and apparel industry.
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

          A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business
     Ten major customers represented approximately 40% of net sales in the third quarter of fiscal 2005, including the DoD, Wal-Mart and K-Mart, which comprised 11%, 14% and 3% of net sales for the period. Though Wal-Mart and K-Mart were added during fiscal 2005 through the acquisition of Chambers most of these same customers represented a significant portion of net sales in fiscal 2004. Sales to Dillard’s department stores represented 7% and 11% of our net sales in the full fiscal years of 2004 and 2003, respectively. Dillard’s sales for 2005 are expected to decline to approximately 3% of total fiscal 2005 sales as a result of a consolidation of Dillard’s footwear vendor base offset by an expected increase in our Dillard’s apparel sales. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability.
These factors could cause us to lose one or more of these customers, which could adversely affect our business. We expect the DoD to be our largest customer in fiscal 2005. Material reductions in the level of orders from the DoD have harmed our operating results and this trend could continue.
          The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows
     We sell much of our merchandise in our footwear and apparel segment to major department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 27% of trade accounts receivable outstanding at October 1, 2005. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.
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
     We hold licenses to design and distribute products bearing trademarks owned by other persons. We have an exclusive license from Tommy Bahama Group, Inc. to design and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks and exclusive licenses from Wrangler Apparel Corp. to distribute leather belts, accessories, and suspenders bearing the “Wrangler®” mark and related marks. Each license agreement may be terminated by the respective licensors prior to the end of the applicable term for several reasons, including a material default by us under the applicable agreement, or if we do not meet certain sales requirements. Although we just recently obtained these licenses in connection with our fiscal 2005 acquisitions, we expect that the revenue generated from sales of products under these licenses will be a significant part of our overall revenue. If an owner of a trademark that we license terminates our license agreements because we have materially defaulted under the applicable agreement, have not met required sales requirements, or for any other reason permitted under such agreements, or if the name “Tommy Bahama®” (or related marks) or “Wrangler®” (or related marks) were to suffer diminished marketing appeal, or if we are unable to renew these agreements, our revenues and operations could be materially adversely affected.

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
          Our reliance on independent manufacturers for almost all of our non mil-spec products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships
     In fiscal 2004, 11 manufacturers accounted for 100% of our dress and casual footwear and 5 manufactures accounted for 58% of our apparel volume. Two foreign manufactures accounted for 100% of our non mil-spec boot volume. Taking into account the inclusion of Altama, Chambers and Tommy Bahama Footwear, for a full fiscal year following the 2004 and 2005 acquisitions we anticipate in fiscal 2005 that approximately 77% of our net sales could come from products sourced from third party manufacturers. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.
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
          If we are unable to replace revenues from sales to the DoD of products planned to be discontinued, our net sales and our consolidated operating results would be adversely affected
     Under our current contract with the DoD under our Altama brand, we manufactured three models of mil-spec combat boots during the first year of the contract which ended September 30, 2004. One of these models, the all-leather combat boot, was discontinued by the DoD, in favor of a new waterproof infantry combat boot, and was not subject to the first or second year options under the DoD contract. Pro forma net sales under the Altama brand of the all-leather combat boot to the DoD during fiscal 2004 were $2.5 million, representing approximately 9% of Altama’s pro forma net sales from sales to the DoD for fiscal 2004.
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
     Additionally, there could be changes in government policies or spending priorities as a result of election results or changes in political conditions or other factors that could significantly affect the level of troop deployment. Any of these occurrences could adversely affect the level of business we do with the DoD and, consequently, our operating results. For example, the DoD did not order in excess of the maximum volume under the first year option of the DoD contract and, therefore we did not operate at surge rates as was the case during fiscal 2004.
     There is no certainty that the DSCP will exercise renewal options on any contract we may have or that we will be awarded future DSCP boot solicitations. Most boot contracts are for multi-year periods. The DoD has advised us that it anticipates issuing a new five year solicitation for hot weather combat boats late this year with awards to be made at the end of the third quarter of our 2006 fiscal year. We are in the final option year of our current DoD contract. Therefore, if we do not receive an award from this upcoming solicitation, we could be adversely affected for several years.
     The DSCP and other DoD agencies with which Altama may do business are also subject to unique political and budgetary constraints and have special contracting requirements and complex procurement laws that may affect the contract or Altama’s ability to obtain new government customers. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that frequently occur in the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed. For example, the DoD delayed acceptance of products ordered which caused our results to be lower in the second quarter of fiscal 2005 than we anticipated.
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
     Furthermore, our failure to qualify as a small business under federal regulations following the acquisition could reduce the likelihood of our ability to receive awards of future DoD contracts. Altama qualified as a small business at the time of its bid for the current DoD contract. Small business status, having less than 500 employees, is a factor that the DoD considers in awarding its military boot contracts. Our combined employment is now in excess of 500 employees, which could adversely affect our ability to obtain future contract awards.
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
          Fluctuations in the price, availability and quality of raw materials could adversely affect our gross profit
     Fluctuations in the price, availability and quality of raw materials, such as leather and bison hides, used to manufacture our products, could adversely affect our cost of goods or our ability to meet our customers’ demands. Although we do not expect our foreign manufacturing partners, or ourselves in manufacturing our Altama brand and Chambers brand, to have any difficulty in obtaining the raw materials required for footwear and accessories production, certain sources may experience some difficulty in obtaining raw materials. For example, in fiscal 2002, the availability of leather decreased as a result of destruction of livestock due to concerns about “mad cow” disease and “hoof and mouth” disease. We generally do not enter into long-term purchase commitments. In the event of price increases in these raw materials in the future, we may not be able to pass all or a portion of these higher raw materials prices on to our customers, which would adversely affect our gross profit.
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
          Our recently completed acquisitions make evaluating our operating results difficult given the significance of these acquisitions to our operations, and our historical results do not give you an accurate indication of how we will perform in the future
     Our historical results of operations do not give effect for a full fiscal year to our 2004 acquisition of Altama or our recent acquisitions of Chambers Belt and Tommy Bahama Footwear. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of these acquisitions, or give you an accurate indication of how we will perform in the future.
     Additionally, our management team has limited experience in selling to the government, which comprises a significant amount of net sales under the Altama brand.
          The financing of any future acquisitions we make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt
     Our business strategy is to expand into new markets and enhance our position in existing markets through acquisitions. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and hence our risk of default under our secured credit facility. For example, in financing our recent Chambers Belt acquisition we issued 374,462 shares of our common stock in a private placement to Chambers Belt and incurred approximately $19.5 million of additional debt under our amended credit facility to pay the purchase price and to refinance Chambers Belt’s funded indebtedness. In our recent acquisition of Tommy Bahama Footwear, we increased our credit facility again to, among other things, obtain $7.0 million bridge loan to pay the cash purchase price.

          Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank
     We have a $63 million secured credit facility with our bank that we just recently amended on August 3, 2005, to increase our borrowing capacity from $52 million in connection with our acquisition of Tommy Bahama Footwear. As of October 1, 2005, we had $51.6 million outstanding under this facility, not including the new $7.0 million term loan we borrowed on August 4, 2005. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. We were in default of two of our financial covenants as of October 1, 2005, but obtained a waiver from our bank related to this financial covenant default on November 14, 2005. We are currently in discussions with the our lender to revise the covenants, and if necessary, the terms of our bridge loan, to reflect more accurately our current operating position. If we default under our credit arrangement but are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.
          We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods
     Our business acquisitions typically result in goodwill and other intangible assets. As of October 1, 2005, we had $61.3 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.
          The exercise of outstanding stock options and warrants, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share
     As of October 1, 2005, we had outstanding 8,379,443 shares of common stock, including 358,885 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 358,885 unallocated shares will be allocated at the rate of approximately 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. In addition, as of that date, we had outstanding options and warrants to purchase 1,560,602 shares at exercise prices ranging from $1.73 to $13.33 per share. The exercise of all or part of these options or warrants would cause our stockholders to experience a dilution in their percentage ownership for legal purposes.
          The charge to earnings from the compensation to employees under our employee retirement plan could adversely affect the value of your investment in our common stock
     As of October 1, 2005, our 401(k) plan held 358,885 unallocated shares of our common stock, which constituted approximately 4% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated of which approximately 120,000 were allocated in February 2005. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2003 and 2004, we recorded non-cash expenses for this allocation of $402,000 and $854,000, respectively. To the extent our stock price increases, we would be required to take a higher charge for this allocation and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.
          We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock
     James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 26.8% of our outstanding shares as of October 31, 2005. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 31.4% as of October 31, 2005. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:
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

          Our inventory levels may exceed our actual needs, which could adversely affect our operating results by requiring us to make inventory write-downs
     If we order more product than we are able to sell, we could be required to write-down this inventory, adversely affecting our margins and in turn, our operating results. Additionally, excess inventory adversely affects our liquidity. Excess inventory could occur as the result of change in customer order patterns, general sales activity, orders subject to cancellation by customers, misforecasting and consumer demand. Write-downs of inventory could adversely affect our gross profit and operating results.
          Our financial results may fluctuate from quarter to quarter as a result of seasonality in our business, and if we fail to meet expectations, the price of our common stock may fluctuate
     The footwear and apparel, and accessories industries generally, and our business specifically, are characterized by seasonality in net sales and results of operations. Our business is seasonal, with the first and third quarters generally having stronger sales and operating results than the other two quarters. These events could cause the price of our common stock to fluctuate.
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
          Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well
     Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. As of October 31, 2005, there were 8,379,443 shares of our common stock outstanding. Of our currently outstanding shares of common stock, 5,774,338 shares are freely tradable without restriction or further registration under federal securities laws, including 36,637 shares held by our affiliates which are registered for resale on a Form S-8. The remaining 2,605,105 shares are held by our affiliates or were issued in a private placement and are considered restricted or control securities and are subject to the trading restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. These securities cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is otherwise available. We also have in effect registration statements on Form S-8 covering 1,500,000 shares of common stock, under our 2001 Long-Term Incentive Plan, 1,331,398 shares of which are subject to previously granted options and the remainder of which are available for future awards under that plan.
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
•	the failure of our quarterly operating results or those of similarly situated companies to meet expectations;

•	adverse developments in the footwear, apparel or accessories markets and the worldwide economy;

•	changes in interest rates;

•	our failure to meet investors’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing stockholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets to announcements and developments involving our company, including future acquisitions and related financing activities; and

•	natural disasters, riots, wars, geopolitical events or other developments affecting us or our competitors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At January 1, 2005 and October 1, 2005, we had $26.6 million and $58.6 million, respectively, in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $586,000 impact on income before income taxes. We do not have any foreign currency risk. We do not enter into any of these transactions for speculative purposes.
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
Part II — Other Information
Item 1. Legal Proceedings
     On September 22, 2005, we reached an amicable settlement of our lawsuit against Mark Tucker, Inc., in the United States District Court, Southern District of California, alleging infringement of Phoenix Footwear’s patent relating to the insole construction of our SoftWalk and Strol brand footwear. We had also named retailers Saks & Company and Sears, Roebuck and Company as defendants in the litigation. Under the terms of the settlement, Mark Tucker, Inc. acknowledged and recognized the validity and enforceability of our patent that was the subject of the infringement claim. In exchange we agreed to settle and dismiss the lawsuit without liability to the defendants, which was dismissed on October 11, 2005.
Item 3. Default Upon Senior Securities
     We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants at October 1, 2005 under our amended and restated credit facility agreement with M&T Bank. On November 14, 2005, we obtained a waiver from our lender of these defaults, and are currently in discussions with the lender to amend these financial covenants under the credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Item 5: Other Information
     On September 23, 2005, our subsidiary, Altama Delta Corporation, entered into an amendment (the “Amendment”) to its award/contract with the Defense Supply Center Philadelphia (“DSCP”), dated September 30, 2003, which provides for the supply of combat boots to the DSCP. The Amendment is an exercise of the second and final option term by the DSCP under the award/contract and provides for a one-year term expiring on September 22, 2006.
     The Amendment provides for minimum quantities of two types of combat boots that the DSCP would order, which are similar to the minimum quantities under the first option term of the award/contract. Although the award/contract and Amendment provide for minimum and maximum quantities of boots that the government may order during the renewal terms, the DSCP has the right to change the minimum/maximum quantity per item as demand dictates. As a result, there can be no assurance of the ultimate number of combat boots that the DSCP will purchase under any extension.
Item 6. Exhibits:
Exhibit 10.1 — Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
Exhibit 10.2 — Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005 (incorporated by reference to exhibit 10.12 to the quarterly report form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
Exhibit 10.3 — Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 ††
Exhibit 10.4 — Amendment dated September 23, 2005 to the award/contract by and between The Defense Supply Center Philadelphia and Altama Delta Corporation dated September 23, 2005
Exhibit 31.1 — Section 302 Certification of Chief Executive Officer
Exhibit 31.2 — Section 302 Certification of Chief Financial Officer
Exhibit 32.1 — Section 906 Certification of Chief Executive Officer and Chief Financial Officer

††	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.
Date: November 15, 2005	/s/ Richard E. White
Richard E. White
Chief Executive Officer

Date: November 15, 2005	/s/ Kenneth E. Wolf
Kenneth E. Wolf
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
Exhibit 10.1	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.2	Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005 (incorporated by reference to exhibit 10.12 to the quarterly report form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

Exhibit 10.3	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 ††

Exhibit 10.4	Amendment dated September 23, 2005 to the award/contract by and between The Defense Supply Center Philadelphia and Altama Delta Corporation dated September 23, 2005

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

††	Certain confidential information contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.