Form 10-K
period 2005-12-31
PHOENIX FOOTWEAR GROUP INC
filed 2006-04-17
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to Commission File Number: 001-31309

Phoenix Footwear Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	15-0327010 (I.R.S. Employer Identification No.)
5759 Fleet Street, Suite 220 Carlsbad, California (Address of Principal Executive Offices)	92008 (Zip Code)

(Registrant’s Telephone Number, Including Area Code)
(760) 602-9688

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 2, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $36,111,000 based on the closing sale price of $6.04 on such date as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2006
Common Stock, $.01 par value per share	8,366,547 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held in 2006 (Proxy Statement)	Part III

Item 1.	Business

General

We design, develop and market a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel and design, manufacture and market military specification (mil-spec) and commercial combat and uniform boots. Our moderate-to-premium priced brands include Royal Robbins® apparel, the Tommy Bahama®, Trotters®, SoftWalk®, H.S. Trask® and Altama® footwear lines, and Chambers Belts®. Through a series of acquisitions, we have built a portfolio of niche brands that we believe exhibit brand growth potential. We intend to continue to build our portfolio of brands through acquisitions of footwear, apparel and related products companies and product lines that complement our existing brands and exhibit these same qualities.

Our operations are comprised of four reportable segments: footwear and apparel, premium footwear, military boot business and accessories. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels, military channels including the U.S. government, direct to consumer catalogs and website sales. See “Segment Information” in the Notes to Consolidated Financial Statements.

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

History and Recent Acquisitions

We have been engaged in the manufacture or importation and sale of quality footwear since 1882. Prior to 1996, we were predominantly a manufacturer and seller of women’s slippers. In 1996, James Riedman and Riedman Corporation acquired a 35% ownership position in our common stock, and Mr. Riedman became our Chairman and Chief Executive Officer. Under Mr. Riedman’s leadership, we began to streamline our operations and focus on our core competencies of brand specific sales, design and customer service support. We developed a strategy to enhance profitability and growth through recruiting new management, reducing costs and overhead and acquiring complementary brands.

As part of our transformation, we entered into other areas of the footwear business. In early fiscal 2000, we entered the women’s footwear market by acquiring the Penobscot Shoe Company and its Trotters brand of traditional footwear. Later that year we also introduced our new SoftWalk brand of women’s comfort footwear. In 2001, in the course of consolidating these new product lines of our footwear business, we elected to focus our efforts on the two product lines that were experiencing growth, namely the Trotters and SoftWalk brands, and to sell our men’s and women’s slipper business.

In August 2003, we entered the men’s premium dress and casual footwear business through our acquisition of all the outstanding shares of H.S. Trask & Co., a Bozeman, Montana based footwear company. In October 2003, we entered the apparel business with our acquisition of the Royal Robbins apparel brand, through the purchase of all the outstanding shares of Royal Robbins, Inc., a Modesto, California based apparel company.

In July 2004, we entered the military boot market through our acquisition of Altama Delta Corporation. Altama has manufactured military footwear for the U.S. Department of Defense, or DoD, for 37 consecutive years. It also sells a commercial line of high-performance combat and public safety boots for civilian use. Since this acquisition we have continued to sell mil-spec combat boots to the DoD market and combat and uniform boots to the commercial market. We have also developed boots for the public safety market which services organizations such as law enforcement agencies, fire departments, the U.S. Immigration and Naturalization Service and private security services.

On June 29, 2005, we entered into the accessories business through our acquisition of substantially all of the assets of Chambers Belt Company, a leading manufacturer of men’s, women’s and children’s belts and accessories spanning contemporary, traditional and western styles.

On August 4, 2005, we expanded our premium footwear product offering through the acquisition of substantially all of the assets of The Paradise Shoe Company, LLC which included rights as the exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands.

With these acquisitions, we added to our portfolio of brands and diversified our product offerings, added significant revenues, diversified and added to our manufacturer and customer base and added manufacturing operations. We intend to continue to pursue acquisitions of footwear, apparel and accessories related product companies that we believe have sustainable niche brands that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this report we have no agreements to consummate an acquisition and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

Business Strategy

Our operations are based on a decentralized, brand focused strategy. Each brand leader is responsible for the product development, marketing, sales growth and profitability of his or her brand. Our approach enables us to address individual production and marketing requirements of our brands and respond to changing market dynamics in a timely manner. At the same time, our corporate infrastructure allows us to achieve economies of scale through shared warehousing, finance functions and information systems in the operations of each of our brands. Our focus is on extending existing brands through our investment in design and product development. We also seek to expand our brand portfolio through creation of additional brands, licensing and acquisitions.

We have developed core strengths that we believe have been significant contributors to our growth to date and will help support future growth. These strengths include:

Portfolio of Current Brands.  Through product design, innovation, quality and fit, our consumer brands have built a high degree of consumer and retailer loyalty. We believe our portfolio approach reduces business risk by diversifying the sources of our revenue and cash flow. We believe that our portfolio of brands also provides us with access to a broader array of retailers than could be achieved by any of our brands on a stand alone basis. We continue to seek brand acquisition opportunities that complement our existing brands and meet minimum operational, growth and cash flow investment criteria.

Manufacturing Relationships.  We believe that one of the key factors in the recent growth of consumer brands has been our strong relationships with overseas manufacturers that are capable of meeting our requirements for quality and price in a timely fashion. We source our footwear products primarily from Brazil and Asia, our commercial combat and uniform boot products primarily from China, our accessory products from Mexico and China and our apparel products primarily from Asia and South America.

Emphasis on Moderate-to-Premium-Priced Categories of the Footwear and Apparel Markets.  We believe our emphasis on providing high-quality foreign sourced products allows us to maintain stronger gross profit margins. Our portfolio of brands in the premium footwear and footwear and apparel segments are sold through independent retailers, specialty retailers and better department stores. This distribution strategy distinguishes us from footwear and apparel companies that supply the discount or mass merchant channel. We also sell these brands through direct to consumer channels through catalog and web site sales.

Accessory Production Strategy.  Our accessory business deploys a production strategy which consists primarily of offshore product sourcing combined with domestic manufacturing. Our domestic manufacturing facility allows smaller production runs with shorter lead times. We believe this strategy allows us to generate competitive product pricing through our foreign suppliers and improves our ability to react to current market trends through the utilization of our domestic manufacturing capabilities.

Pre-Season Sales Approach.  In the premium footwear and footwear and apparel segments we attempt to reduce the inventory risk resulting from changing trends and product acceptance by attempting to obtain orders for approximately 50% of our products before each season. We believe that this approach mitigates the risks of carrying obsolete inventory and reduces our exposure to poor retail sell-through.

Customer Relationships.  We support our footwear retailers and combat and uniform boot retailers and, to a lesser extent, our accessory and apparel retailers, by maintaining a limited in-stock inventory position for selected styles, which minimizes the time necessary to fill “in season” customers orders. In addition, we provide our wholesale customers with brand specific sales forces, EDI capability, co-op advertising, point-of-sale displays and assistance in evaluating which products are likely to appeal to their retail customer base.

Seasoned Management Team.  We believe our management team, members of which have significant industry experience in the areas of design, product development, sourcing and distribution, represents a significant competitive advantage. We also believe that the strength of our management team, our portfolio of brands and our focused business strategy improve our ability to attract and retain key industry personnel.

Growth Strategies

Our growth will depend upon our broadening of the products offered under each brand, expanding distribution of our products and developing or acquiring new brands. Specifically, our growth strategies include:

Growth of Existing Brands.  We seek to increase sales of products under each of our existing brands by increasing the assortment of products and through brand extensions. We believe that certain areas of our brands are underdeveloped and will benefit from broader product assortment and additional investment in the brands such as further developing the Fall product offerings for Royal Robbins and the potential introduction of Royal Robbins footwear products. We also seek to further expand our existing retail opportunities in current channels, such as our introduction of the H.S. Trask and Soft Walk brands into the Walking Company independent store chain. We also seek to expand our military boot sales by developing new products in order to compete for new DoD contracts, and to expand commercial boot sales to the broader security market with organizations such as police forces, fire departments, the U.S. Immigration and Naturalization Service, the U.S. Coast Guard and private security services.

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

Growth Through Acquisitions of Footwear, Apparel and Related Products Companies.  We continue to seek acquisition opportunities that we believe complement our existing brands. We seek companies or product lines that we believe have brand growth potential. We believe that brand acquisition opportunities currently exist in the footwear, apparel and related products marketplace that would allow us to expand our product offerings and improve our market segment participation. We may also acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities such as our recent acquisition of Chambers Belt Company and the licensing rights to Tommy Bahama® footwear and accessories

Expand Our Internet and Catalog Operations.  We currently sell our products through direct consumer catalog solicitation and our own Internet web sites. Although these sales comprise only a small portion of our net sales, we intend to expand these sales to take advantage of their low overhead opportunity for growth. Our catalog and Internet sales also provide opportunities to renew contact with existing consumers of our products, and to acquaint them with our new styles and brands, which enhance our growth.

Product Lines

Footwear and Apparel.  Our current product lines in the footwear and apparel segment consist of women’s dress and casual footwear sold under the Trotters and SoftWalk brand names and outdoor sportswear and travel apparel for both men and women sold under the Royal Robbins brand name. These products emphasize quality, fit and traditional and authentic styles and emphasize the moderate-priced categories of the footwear and apparel markets. Several of our products in this segment include our patented footbed technology and others’ patented materials, including performance fabrics made with Gore Tex®, Lycra Spandex® and Cordura® nylon and Dri-X-Tremetm wicking finish.

Women’s Dress and Casual Footwear.  Our women’s dress and casual footwear consists of the Trotters and SoftWalk brands. The Trotters brand primarily competes in the “women’s traditional” footwear classification at key price points between $59 and $99. We have an exclusive license with Tommy Bahama Group, Inc., a wholly owned subsidiary of Oxford Industries, Inc., to manufacture and distribute men’s, women’s, and children’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks in the United States, Canada, Mexico and certain Caribbean Islands for an initial term through May 31, 2012. We have the option to extend the license through May 31, 2016, if we are not in default and meet our minimum net sales requirements under the license agreement. The License Agreement may be terminated by Tommy Bahama before the end of the term for several reasons, including material defaults by us or our failure to sell products for 60 consecutive days. The license is non-exclusive for the last 120 days of the term for which no extension is available. The broad selection of sizes and widths for our Trotters brand fills an important niche for our female customers. This line emphasizes quality and fit with continuity of style from season to season. SoftWalk competes in the women’s “comfort” footwear niche. Key price points are between $89 and $129. All of our SoftWalk products utilize our patented footbed technology, which provides the consumer with exceptional comfort without compromising style. This product line has exhibited strong growth since its launch in fiscal 2000. We believe SoftWalk’s popularity is attributable to its unique combination of comfort and contemporary styling which fills a niche of comfort footwear for our retail customer base.

Outdoor Sportswear and Travel Apparel.  Our Royal Robbins brand product line includes over 250 styles of women’s and men’s outdoor sportswear and travel apparel emphasizing comfort, rugged style, and specialty fabrics. Key price points are between $39 and $120. This brand was originally created by Royal Robbins, an internationally acclaimed climber and traveler who, with his wife, founded their outdoor clothing company over 30 years ago to meet the specialty clothing needs of outdoor enthusiasts. The Royal Robbins brand has strong customer loyalty and is recognized as a core or authentic brand within its retail channel. In fiscal 2003 and 2005, Royal Robbins was nominated to compete in the “Vendor of the Year” competition by its largest customer, REI. This honor was bestowed on only 10 out of a total of 800 vendors. We believe that this strong brand heritage provides us with several promising growth opportunities, including:

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

Premium Footwear.  Our premium footwear brands include H.S. Trask and Tommy Bahama® footwear. Our H.S Trask brand is based on a “romantic western” image with product styles utilizing exotic leather materials such as bison and elk leather with rugged construction. Our special tanning techniques and the combination of softness and durability found in these leathers enable us to ensure high standards of quality and comfort. Key price points are between $99 and $199. We believe this brand has significant growth potential due to its strong brand image. In the future we may seek brand extensions which could result in growth through the introduction of apparel and other accessories, as well as from a broader product assortment in the traditional men’s target market. Tommy Bahama® is a premier lifestyle brand featuring men’s and women’s apparel, footwear and accessories. The brand’s products are well-known and represent a relaxed, island-inspired lifestyle. The Tommy Bahama® line of footwear, hosiery and belts and accessories feature the brand’s signature style and benefits from a broad distribution network of Tommy Bahama®-branded stores, department stores and independent specialty stores throughout North America and the Caribbean. Key retail price points range between $55 and $195. We believe this brand also has significant growth potential due to its national brand presence and loyal consumer following. We also believe that Tommy Bahama® footwear currently well known for its spring and summer product collections can generate future growth opportunities from broader product assortment and additional investment in the brand’s Fall product offerings.

Military Boot Business.  In the military boot segment, we sell both mil-spec boots and commercial combat and uniform boots.

Mil-Spec Combat Boots.  The full mil-spec, heavy-gauged leather, vulcanized rubber-soled combat boots are designed to withstand the most severe battlefield conditions. We have a contract to manufacture the tan desert boot and black jungle boot for the DoD and are currently under the final option year expiring in September 2006. These boots are used primarily by the U.S. Army and the U.S. Marines. Our mil-spec boots sold to the DoD are priced under the current DoD contract within a range of $55 to $70 per pair, subject to adjustment under the terms of the contract. We are also currently developing new products designed for anticipated solicitations from the DoD. These new products include temperate weather (waterproof) boots, as well as a hot weather boot.

Commercial Combat Boots.  Our civilian boots combine the design features of our mil-spec boots with added comfort and durability. The prices for commercial boots generally range from $45 at wholesale to $120 at retail. Our other commercial product lines are infantry combat boots, tactical boots and safety and work boots. During late 2005, Altama introduced the EXO-Speed TM tactical line of public safety boots with initial shipments planned for Spring 2006.

Accessories Business.  Our accessories business includes branded and private label sales of men’s, women’s, juniors’ and boys belts and small leather goods. Our Chambers Belt division is under exclusive license agreements to distribute certain accessories for the “Wrangler Hero®,” “Timber Creek® by Wrangler®,” “Wrangler Jeans Co®.,” “Wrangler Outdoor Gear®,” “Wrangler®,” “Wrangler Rugged Wear®,” “20X®” and “Twenty X®” marks. We have three license agreements with Wrangler Apparel Corp., as licensor, to license these marks in connection with our accessories business. These licenses agreements continue through December 31, 2006, December 31, 2007 and December 31, 2007, respectively. The licenses may be terminated prior to the end of the term, for among other reasons, if minimum net sales requirements are not met. The exclusivity period does not cover the last 6 months of the license at the discretion of Wrangler Apparel. In addition, Chambers also produces private label products for Nordstrom’s, Gadzooks, Mervyn’s, Millers Outpost, Pacific Sunwear and Wet Seal. Chambers has been a leading supplier of belts for Wal-Mart since 1987 and is currently one of three main vendors in its category. Key retail price points for branded products range from $20 to $100 and private label products range from $5 to $50.

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

We have developed a patented technology utilized in our SoftWalk brand. We believe this technology enhances our competitive position. The patented technology claims an insole construction for footwear comprising an intermediate member having raised cushioning elements of a height, size and spacing so as to be self-adjusting to the foot. These elements combine to create a shoe with comfort and support that acts like a mattress for the foot.

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

We anticipate that the DoD will continue to solicit bids for temperate weather (waterproof) infantry combat boots. To date we have participated in one temperate bid proposal which has yet to be awarded. We plan to compete for these contracts in the future. Altama has entered into a limited license arrangement with W. L. Gore & Associates, Inc., owner of the Gore-Tex technology, to develop waterproof combat boots for DoD procurements.

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

We incurred design and product development costs of approximately $1.8 million in fiscal 2005, $759,000 in fiscal 2004 and $139,000 in fiscal 2003. We expect to incur approximately $2.5 million of design and development costs in fiscal 2006.

Sales and Distribution

Approximately 10,000 stores in the U.S. carry our products, including many major department stores, mail order companies, and specialty footwear and apparel retailers. Our military boot products are sold to the DoD and into the commercial combat and uniform boot market channels. Ten major customers represented approximately 44% of our net sales in fiscal 2005 including the DoD, which comprised 14% and Wal-Mart, which comprised 9%. Except for those major customers added from our 2005 acquisitions, most of these same customers represented approximately 36% of our net sales in fiscal 2004 and 39% of our net sales in fiscal 2003. Though the DoD continued to be the largest customer for both our military boot segment and the Company, we expect Wal-Mart to be our largest customer for both our accessories segment and for the Company in fiscal 2006.

Footwear and Apparel.  Our casual and dress footwear products are primarily sold to retailers and catalog companies through our own employee sales force that covers much of the U.S. and through independent sales representatives for certain brands. The Trotters and SoftWalk brands are sold primarily through independent retailers and department stores. We also sell our Totters and Softwalk footwear products in Canada and the Caribbean through independent distributors.

Our apparel products are sold in the U.S. primarily through specialty retailers utilizing an independent sales force and two retail stores. We also plan to distribute our apparel products through department stores and have recently begun selling our women’s line of Royal Robbins through Dillard’s department stores. In Canada, the United Kingdom, Japan and Germany, our apparel products are sold under licensing agreements with third parties. In January 2006 we began to distribute Royal Robbins’ products throughout Canada on a direct basis through our wholly-owned Canadian subsidiary. We sell private label products to a small number of customers in amounts that represent an insignificant portion of our total net sales.

Premium Footwear.  Our premium footwear products are primarily sold to independent retailers, specialty catalog companies, department stores and through the company’s direct to consumer catalogs and website. We sell our H.S. Trask products through our own employee sales force and utilize independent sales representatives to sell our Tommy Bahama® footwear products and accessories. We also sell H.S. Trask footwear products in Canada and the Caribbean through independent distributors.

Military Boot Business.  Government Sales: Whenever the DoD determines a need for combat boots for use by the U.S. armed forces, the Defense Support Center Philadelphia or (“DSCP”), solicits bid responses from U.S. boot manufacturers. Bidding on U.S. government boot solicitations is open to any qualified U.S. manufacturer.

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

We are currently under the final option year in our contract with the DoD, which expires in September 2006. We participate with three other manufacturers under the DoD’s award for the production of initially three, but now two, of the direct molded sole, or DMS, style of military combat boot. The award was first made in September 2003. In September 2004, the DoD exercised the first option term under the contract, and at that time increased Altama’s portion of the contract volume from 20% to 30%. The maximum pairs that the DoD ordered under the first option was less than that of the base contract year, as a result of the discontinuance of the all leather-combat boot, one of the styles covered under the initial contract. In September 2005, the DoD exercised the second option term under its contract with Altama with minimum pairs similar to that of the first option term.

Our contracts with the DoD are subject to partial or complete termination under certain specified circumstances including, but not limited to, the following circumstances:

•	the convenience of the government;

•	the lack of funding; or

•	our actual or anticipated failure to perform its contractual obligations.

If a contract is partially or completely terminated for its convenience, the DoD is required to negotiate a settlement with us to cover costs already incurred. In the 37 successive years of its contract with the DoD, Altama has never had a contract either partially or completely terminated.

Military Boot Business.  Commercial Sales: Our sales to the commercial market sales are handled by a direct sales organization dedicated to the line. Our military boot operation commercial market sales have been primarily through domestic wholesale channels. We supply domestic retailers and footwear and military catalogs such as U.S. Calvary and Brigade Quartermaster. We have continued to expand international wholesale focusing mostly on providing three mil-spec boots for certain foreign military organizations, and through the agency channel to local, county, state or federal law enforcement agencies.

Accessories.  We sell our accessories products through two distinct sales groups that address the specific market segments of targeted customers. Our men’s sales division focuses on selling products to department stores, discount chains and mass merchandisers and includes dedicated sales representatives for the Wal-Mart stores. We also have a separate sales team that focuses on selling products to department stores, women’s specialty stores, discount chains and mass merchandisers. As a result, mass merchandisers purchasing men’s and women’s accessory products, other than Wal-Mart, are served by two separate and highly specialized sales teams, thereby positioning the Company to benefit from cross-selling its products into the same channels.

Consumer Direct

We believe our e-commerce web sites offer a significant growth potential while simultaneously complementing our existing wholesale business by increasing consumer awareness of our brands. Sales through our Internet web sites represented approximately 4.1%, 5.1% and 4.4% of our net sales for fiscal 2005, 2004 and 2003, respectively. The products marketed through consumer direct channels are sold at our suggested retail price, enabling us to maintain the full retail margins.

Footwear and Apparel.  We offer direct sales to consumers through our own websites at www.softwalkshoes.com, www.trotters.com and www.royalrobbins.com. During fiscal 2004, we also offered direct to consumer catalog sales for our Trotters and SoftWalk brands, but did not continue this practice during fiscal 2005. Sales through our Internet web site and print catalogs represented approximately 2.4% of our footwear and apparel segment net sales for fiscal 2005 and fiscal 2004 and approximately 2.2% of our net sales for fiscal 2003.

Premium Footwear.  We also offer direct sales to consumers of our H.S. Trask brand through our website at www.hstrask.com and through direct to consumer catalog solicitation. We believe our catalog and e-commerce web site offers a significant growth potential while simultaneously complementing our existing wholesale business by increasing consumer awareness of our brands. Sales through our Internet web site and print catalogs represented approximately 17.3%, 18.8% and 23.9% of our premium brand net sales for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The products marketed through consumer direct channels are sold at our suggested retail price, enabling us to maintain the full retail margins. During fiscal 2006 we anticipate offering Tommy Bahama® footwear and accessories sales directly to consumers through our website at www.tommybahamafootwear.com.

Military Boot Business.  We market our combat and uniform boots through established footwear and clothing retailers’ catalogs and web sites. We have over 500 retailers participating in this program, including large sporting goods retailers such as Dick’s Sporting Goods and The Sports Authority and Army/ Navy surplus retailers. We also sell our Altama brand combat and uniform boots over our own www.altama.com website.

Marketing and Advertising

Footwear and Apparel and Premium Footwear.  We advertise and promote our dress and casual footwear and apparel brands through a variety of methods, including product packaging, print advertising in trade publications, co-op advertising with our retail customers, and direct consumer marketing. Additionally, we attend tradeshows that are generally well-attended by our retail customers and provide a platform for the unveiling of new products and an important source of pre-season sales orders. We avoid granting restricted or exclusive product sale arrangements because we believe that a profitable distribution of our product lines requires the greatest number of outlets.

Military Boot Business.  The DoD does not permit advertising literature to be sent to soldiers, other than branded boot boxes. Given Altama’s 37 years as a DoD prime contractor, we believe that the Altama brand is widely recognized by U.S. military soldiers and well known for its product quality and functionality. Our marketing strategy for the military boot commercial channel consists of direct advertising through military publications and direct mail to retailers and agencies. We also seek to build brand recognition and customer loyalty through a practice of including logo t-shirts and posters inside its boot boxes for its website generated sales. We have posted advertisements in the Army Times, Navy Times, Marine Times and Air Force Times, and utilize our website to market products to the commercial market, including U.S. military soldiers, agency members, members of foreign militaries and general retail customers in the U.S.

Accessories.  Our direct media advertising expenditures for accessory products consist primarily of product brochures for the Company’s house brands. Under our various license agreements, the licensor is responsible for spending a portion of the license fee on co-operative advertising.

Manufacturing and Sourcing

Footwear and Apparel and Premium Footwear.  We source our products in our footwear and apparel segment entirely through independent foreign third-party manufacturing facilities. We provide the independent manufacturers with detailed specifications and quality control standards. We currently source our footwear products for these segments primarily from Brazil and China, and source our apparel products through Asia and South America. We utilize agency relationships to monitor the production process to ensure high quality standards and timely delivery. We also engage foreign agencies to assist in product fulfillment, quality control and inspection, customs and product delivery logistics. We do not maintain long-term purchase commitments with our manufacturers, but rather use individual purchase orders. We use multiple sources for our foreign sourced products in an effort to reduce the risk of reliance on any one manufacturing facility or company. We believe that the various raw materials and components used in the manufacture of our products are generally available from multiple sources at competitive prices. See “Risk Factors — Our reliance on independent manufacturers for almost all of our non mil-spec and non-accessory products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships.”

Military Boot Business.  DoD guidelines require that all mil-spec boots for combat use be manufactured in the U.S. with U.S. materials. As a result, we manufacture all DoD military footwear that we sell. In addition, we manufacture some of our commercial boots. We maintain two manufacturing plants to meet these needs. We have a 23,000 square foot cut and stitch manufacturing plant which is located in Salinas, Puerto Rico. As of March 1, 2006, approximately 127 employees worked at this facility.

We ship partially completed boots to our Lexington, Tennessee facility where the boots are then lasted, bottomed and finished. As of March 1, 2006, we employed 95 people at the Lexington facility, the majority of whom are compensated by the number of pairs they produce. All finished products are then packed for shipping to either our 30,000 square foot warehouse facility located five miles from the Lexington facility, or in the case of commercial product, to a third party warehouse in Farmington, Missouri.

Leather, Cordura ® nylon and rubber are the principal material components used in the boot manufacturing process. Pursuant to DoD contracts for military combat boots, all materials used in manufacturing these boots must be and are produced in the U.S. and must conform to military specifications. A majority of our raw materials for our combat and uniform boots can be obtained from various sources and are readily available. Because all materials in boots sold to the DoD must meet rigid DoD specifications and because quality is the first priority, we purchase our raw materials for these boots from domestic vendors who provide the best materials at a reasonable cost.

We source a substantial majority of our commercial combat and uniform boots from two China-based manufacturers. Commercial product is shipped to a third party that manages all logistics and distribution of this commercial inventory.

Accessories.  Our accessories division has developed both internal and outsourced manufacturing capabilities creating significant manufacturing flexibility. These manufacturing resources include company owned manufacturing facilities in City of Commerce, California, an exclusive third party full service manufacturing facility in Pitiquito, Mexico and a network of suppliers and sub-contractors in Asia.

Our manufacturing facilities in City of Commerce are approximately 62,000 square feet in size. As of March 1, 2006, we employed 183 people at these facilities.

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

Premium Footwear.  Our product lines in the premium footwear segment are sold during two distinct selling seasons, Spring/ Summer and Fall/ Winter. We attempt to design and develop our new product introductions for this segment to coincide with this seasonal trend. Tommy Bahama products are purchased and used by consumers predominantly in the Spring and Summer months, while our H.S. Trask men’s dress and casual footwear lines are purchased and used by consumers predominantly in the Fall and Winter months.

Military Boot Business.  Many factors affect the government’s demand for boots, so the quantity purchased may vary from year to year. Contractors cannot influence the government’s boot needs. Price, quality, on-time delivery and manufacturing efficiency are the areas emphasized by our military boot segment to strengthen its competitive position. While the government’s demand for boots varies from month to month, business in our Altama brand is not seasonal.

Accessories.  Our product lines in the accessories segment are sold throughout the year with a slightly higher weighting in the second half of the year which is driven by the “back to school” and holiday selling seasons.

Backlog

Footwear and Apparel and Premium Footwear.  For sales made in our footwear and apparel segment and our premium footwear segment, we typically enter a selling season four to six months in advance of the orders being shipped. For our footwear business, approximately 50% of our sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis during the selling season. For our apparel products, our preorder business represents approximately 80% to 85% of our total sales, with the remaining sales being made on an at once basis during the selling season. We have backlog orders for our Spring business in December of the preceding year and for our Fall business in June of the same year. As of March 1, 2006 our footwear and apparel segment and premium had cancelable backlog orders of approximately $23.6 million, compared with approximately $18.3 million as of March 1, 2005. We anticipate the majority of our backlog orders as of March 1, 2006 will be filled during fiscal 2006.

Military Boot Business.  For our military boot business, approximately 59% of our sales are considered future orders with the remaining sales ordered on an at once basis. In the military segment, our backlog of firm orders for combat and uniform boots at March 1, 2006 totaled approximately $8.1 million, as compared to $265,000 as of March 1, 2005. We expect to fill all of the backlog orders during fiscal 2006.

Accessories.  For sales made in our accessories segment approximately 25% of our sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis during the selling season. As of March 1, 2006 our accessories segment had cancelable backlog orders of approximately $1.1 million, compared with approximately $1.2 million as of March 1, 2005. We anticipate the majority of our backlog orders as of March 1, 2006 will be filled during fiscal 2006.

Employees

We believe we enjoy a good relationship with our employees. As of March 1, 2006, we employed approximately 558 individuals most of whom are full-time. The majority of our employees are employed in our Puerto Rico, California and Tennessee manufacturing facilities. As of March 1, 2006, we employed approximately 45 individuals as our executive and administrative office employees at our Carlsbad, California corporate headquarters. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

Trademarks and Patents

We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks include Trotters, SoftWalk, H.S. Trask, Royal Robbins, Chambers Belts and Altama which we have registered in the U.S. and many foreign countries. Our SoftWalk brand contains a patented technology in the footbed of the shoe, for which we own a patent in the U.S. We vigorously protect our intellectual property against infringement. In September 2005 we settled a patent infringement lawsuit with Mark Tucker, Inc. Under the terms of the settlement, Mark Tucker, Inc. acknowledged and recognized the validity and enforceability of our patent that was the subject of the infringement claim.

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

Footwear and Apparel.  In our footwear and apparel segment, our Trotters footwear line primarily competes with the Naturalizer ®, EasySpirit ®, Munro America ® and Ros Hommerson ® brands, as well as with retailers’ private label footwear. Our SoftWalk footwear line primarily competes with the EasySpirit ® and ECCO ® brands. Our Royal Robbins apparel lines compete primarily with Patagonia, ® The North Face ® and Columbia Sportswear Company.®

We believe we are well positioned to compete in the footwear and apparel industry. By emphasizing traditional style, quality and fit, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences.

Premium Footwear.  Our H.S. Trask footwear line primarily competes with the Cole-Haan®, ECCO ® and Mephisto ® brands. Our Tommy Bahama® footwear brands compete primarily with Cole Haan®, Sperry®, Sebago®, Born® and Sandro Moscoloni®.

Military Boot Business.  No one company dominates the DoD boot market. The major competitors within the mil-spec boot category include our Altama brand, Belleville Shoe Manufacturing Company, McRae Industries, Wellco Enterprises and Wolverine World Wide’s Bates ® Uniform Footwear division. Price, quality, manufacturing efficiency and delivery are the main competitive forces in the industry. The production allocation of the September 30, 2003 DoD contract was initially as follows: McRae Industries (35%), Wellco Enterprises (30%), Altama (20%) and Belleville Shoe Manufacturing (15%). Our percentage of the award increased to 30% during the first option year, which ran from October 1, 2004 through September 30, 2005. With respect to the infantry combat boot contract three other manufacturers received the award — Wellco Enterprises, Belleville Shoe Manufacturing and Wolverine World Wide’s Bates ® Uniform Footwear division. This additional competition could make it more difficult for Altama to win a contract with respect to future bid solicitations.

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

Accessories.  We also face intense competition in our accessories segment from numerous domestic and foreign accessory designers and marketers. Our four major competitors are American Belt Company, Humphrey’s, Leegin Creative leather and Tandy Brands Accessories, Inc. We believe our Chambers division is well positioned in the marketplace due to their ability to produce and source high quality value-priced products while staying on top of fashion trends. Chambers also enjoys a reputation for customer care and satisfaction that has allowed them to increase their current customers’ lines purchased as well as attract and maintain new customers. We also believe Chambers has a major competitive advantage through its many licensing agreements including its license with Wrangler®, one of the top five recognized apparel brands in the United States.

Regulation

We are subject to various laws and regulations concerning our contracting with the DoD and environmental and employee safety and health matters related to our manufacturing operations for our Altama and chambers brands. We believe that we are operating in compliance with these laws and regulations.

Item 1A.	Risk Factors

The following section discusses material risks that should carefully consider, which, if they were actually to occur, could harm our business and the trading price of our common stock. We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.

Our acquisitions or acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition

Acquisitions have been an important part of our development to date. We acquired Royal Robbins and H.S. Trask during fiscal 2003, Altama during fiscal 2004 and Chambers Belt and Tommy Bahama Footwear during fiscal 2005. As part of our business strategy, we intend to make additional acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to complete the acquisition timely or at all, or negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

Our recently completed acquisitions make evaluating our operating results difficult given the significance of these acquisitions to our operations, and our historical results do not give you an accurate indication of how we will perform in the future

Our historical results of operations do not give effect for a full fiscal year to our 2005 acquisitions of Chambers Belt and Tommy Bahama Footwear. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of these acquisitions, or give you an accurate indication of how we will perform in the future.

The financing of any future acquisitions we make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt

Our business strategy is to expand into new markets and enhance our position in existing markets through acquisitions. In order to successfully complete targeted acquisitions, or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and hence our risk of default under our secured credit facility. For example, in financing our recent Chambers Belt acquisition we issued 374,462 shares of our common stock in a private placement to Chambers Belt and incurred approximately $19.5 million of additional debt under our amended credit facility to pay the purchase price and to refinance Chambers Belt’s funded indebtedness. In our recent acquisition of Tommy Bahama Footwear, we increased our credit facility again to, among other things, obtain a $7.0 million bridge loan to pay the cash purchase price.

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank

We have a $63 million secured credit facility with our bank. As of February 28, 2006, we had $60.2 million outstanding under this facility, including a $7.0 bridge loan due May 1, 2006. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants and a requirement to provide the lender with audited financial statements no later than 90 days after our fiscal year end.

We were in default of one of our financial covenants as of December 31, 2005 and did not deliver audited financial statements to the lender by the March 31, 2006 deadline. We obtained a waiver from our bank related to the violation of these financial covenants. We are currently in discussions with our lender to extend the term of our $7.0 million bridge loan. We do not anticipate that we will be able to pay off the bridge loan by the May 1, 2006 deadline, which would place us in default under our credit facility. We anticipate that our lender will agree to extend the term of this bridge loan, although there can be no assurance that these discussions will be successful or that we will be able to comply with any future maturity date.

If we default under our credit arrangement but are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

If we are unable to obtain awards of future DoD boot solicitations, our net sales and consolidated operating results would be adversely affected

We are currently under the final option year in our contract with the DoD to manufacture mil-spec boots, which expires in September 2006. We expect a new five-year solicitation for hot weather combat boots to be offered during the next 120 days and corresponding awards to be made at the end of the third quarter of our 2006 fiscal year. There is no certainty that we will be awarded future DSCP boot solicitations. Most boot contracts are for multi-year periods. Our sales to the DoD were $13.6 million or 59% of total net sales for our military boot business in fiscal 2005. Therefore, if we do not receive an award from this upcoming solicitation, we could be adversely affected for several years.

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business

Ten major customers represented approximately 44.1% of net sales in fiscal 2005, including the DoD, Wal-Mart and Nordstrom, which comprised 14.4%, 9.2% and 4.9% of net sales for the period. Except for Wal-Mart, which was added during fiscal 2005 through the acquisition of Chambers Belt, most of these same customers represented a significant portion of net sales in fiscal 2004. Though the DoD continued to be the largest customer for both our military boot segment and the Company, we expect Wal-Mart to be our largest customer for both our accessories segment and for the Company in fiscal 2006. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. For instance we have experienced a sharp decline in our sales to Dillard’s over the past three years due to its consolidation of its footwear vendor base.

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

Additionally, there could be changes in government policies or spending priorities as a result of election results, changes in political conditions or other factors that could significantly affect the level of troop deployment. Any of these occurrences could adversely affect the level of business we do with the DoD and, consequently, our operating results. For example, the DoD did not order in excess of the maximum volume under the first year option of the DoD contract and, therefore we did not operate at surge rates, as was the case during the first year of the DoD contract which ended September 30, 2004.

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

Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully

A significant portion of our principal business is the design, development and marketing of dress and casual footwear, apparel and accessories. Although our focus in these segments of our business is on traditional and sustainable niche brands, our consumer brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, our Trotters and Softwalk brands have experienced decreased retail acceptance of various styles, which adversely affected our net sales. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, such as our new Altama public safety footwear line, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.

We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business and stock price could be harmed

We face intense competition in the footwear and apparel industry from other companies, such as those companies listed in “Business — Competition” above. Many of our competitors have greater financial, distribution or marketing resources, as well as greater brand awareness. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for the introduction of competitors with new products. Moreover, new companies may enter the markets in which we compete, further increasing competition in the footwear and apparel industry.

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

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows

We sell much of our merchandise in our footwear and apparel, premium brands and accessories segments to department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 28.9% of trade accounts receivable outstanding at December 31, 2005. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement

We believe that we derive a competitive advantage from our ownership of the Trotters, SoftWalk, H.S. Trask, Royal Robbins and Altama trademarks, and our patented footbed technology and our license of the Wrangler and Tommy Bahama Footwear marks. We vigorously protect our trademarks against infringement. We believe that our trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source our products. We cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability that could divert our management’s attention and resources and otherwise adversely affect our business or financial condition.

We depend on third-party trademarks to market some of our products and services and the loss of the right to use these trademarks or the diminished marketing appeal of these trademarks could adversely affect our business

We hold licenses to design and distribute products bearing trademarks owned by other entities. We have an exclusive license from Tommy Bahama Group, Inc. to design and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks and exclusive licenses from Wrangler Apparel Corp. to distribute leather belts, accessories, and suspenders bearing the “Wrangler®” mark and related marks. Each license agreement may be terminated by the respective licensors prior to the end of the applicable term for several reasons, including a material default by us under the applicable agreement, or if we do not meet certain sales requirements. Although we recently obtained these licenses in connection with our fiscal 2005 acquisitions, we expect that the revenue generated from sales of products under these licenses will be a significant part of our overall revenue. If an owner of a trademark that we license terminates our license agreements because we have materially defaulted under the applicable agreement, have not met required sales requirements, or for any other reason permitted under such agreements, or if the name “Tommy Bahama®” (or related marks) or “Wrangler®” (or related marks) were to suffer diminished marketing appeal, or if we are unable to renew these agreements, our revenues and operations could be materially adversely affected.

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

Our reliance on independent manufacturers for almost all of our non mil-spec non-accessory products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships

In fiscal 2005, we utilized 21 third-party manufacturers to produce our dress and casual footwear products, 7 third-party manufacturers to produce our apparel products, 3 third-party manufacturers to produce our non mil-spec boot volume, and 13 third-party manufacturers to produce our accessories products. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

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

Our results could be adversely affected by disruptions in our manufacturing systems

In fiscal 2005, our manufacturing operations at our Altama and Chambers Belts brands produced approximately 80% of the products sold. We expect that these products could represent over 19% of our combined net sales in fiscal 2006, reflecting the inclusion of the recently acquired Chambers Belt in our results for a full fiscal year. Any significant disruption in those operations, or in our Chambers Belt California manufacturing operations for any reason, such as power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business. For instance, in September 2004 we encountered production delays at our Puerto Rico manufacturing plant following a closure for several days due to severe weather.

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

We may be required to recognize impairment charges that could adversely affect our reported earnings in future periods

Our business acquisitions typically result in goodwill and other intangible assets. As of December 31, 2005, we had $71.1 million of goodwill and unamortizable intangibles. We expect this figure to continue to increase with additional acquisitions. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business. Our determination of whether an impairment has occurred is based on a comparison of each of our reporting units’ fair market value with its carrying value. Significant and unanticipated changes could require a provision for impairment in a future period that could adversely affect our reported earnings in a period of such change.

The exercise of outstanding stock options and warrants, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share

As of March 15, 2006, we had outstanding 8,346,943 shares of common stock, net of treasury stock. This includes 196,967 shares issued to the seller in connection with our Altama acquisition and held by the escrow agent pursuant to the terms of our settlement with him and 237,565 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 237,565 unallocated shares will be allocated at the rate of approximately 120,000 shares annually until they are fully allocated to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. As of March  15, 2006, we had outstanding options and warrants to purchase 1,610,602 shares at exercise prices ranging from $1.73 to $15.00 per share, and 52,500 shares reserved for issuance under deferred stock awards. The exercise of all or part of these options or warrants, and issuance of shares under the deferred stock awards, would cause our stockholders to experience a dilution in their percentage ownership.

We depend on our senior executives to develop and execute our strategic plan and manage our operations, and if we are unable to retain them, our business could be harmed

Our future success depends upon the continued services of James Riedman, our Chairman of the Board, who has played a key role in developing and implementing our strategic plan. We also rely on Richard E. White, our

Chief Executive Officer and Kenneth E. Wolf, our Chief Financial Officer, who have played key roles in integrating our newly acquired brands. Our loss of any of these individuals would harm us if we are unable to employ a suitable replacement in a timely manner. We do not maintain key man insurance on Messrs. Riedman, White, Wolf, or any of our other senior executives.

The charge to earnings from the compensation to employees under our employee retirement plan could adversely affect the value of your investment in our common stock

As of December 31, 2005, our 401(k) plan held 358,885 unallocated shares of our common stock, which constituted approximately 4.3% of our outstanding shares as of that date. Under the terms of the plan, approximately 120,000 of these shares will be allocated to plan participants in February of each year until fully allocated of which approximately 120,000 were allocated in February 2006. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2004 and 2005, we recorded non-cash expenses for this allocation of $854,000 and $935,000, respectively. To the extent our stock price increases, we would be required to take a higher charge for this allocation and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock

James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 28.2% of our outstanding shares as of March 15, 2006. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 35.2% as of March 15, 2006. Through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. As of March 15, 2006, there were 8,346,943 shares of our common stock outstanding. Of our currently outstanding shares of common stock, 5,533,306 shares are freely tradable without restriction or further registration under federal securities laws, including 27,158 shares held by our affiliates which are registered for resale on a Form S-8. In the near future we plan to register an additional 245,000 shares for resale on a Form S-8, which will include approximately 23,800 shares held by our affiliates. The remaining 2,813,637 shares are held by our affiliates or were issued in a private placement and are considered restricted or control securities and are subject to the trading restrictions of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. These securities cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is otherwise available. We also have in effect registration statements on Form S-8 covering 1,500,000 shares of common stock, under our 2001 Long-Term Incentive Plan, 1,195,102 shares of which are subject to previously granted options and deferred stock awards and the remainder of which are available for future awards under that plan.

Our principal stockholders, James Riedman and Riedman Corporation, who beneficially own in the aggregate 2,359,655 shares of our common stock and vested options to acquire an additional 582,306 shares, have demand registration rights covering 1,152,710 of the shares they beneficially own. In connection with our recent Chambers Belt acquisition we granted it registration rights covering the 374,462 shares and any additional shares issued to Chambers Belt as part of the earn-out consideration under the terms of the acquisition. The agreement provides one demand registration right per year for three years and unlimited piggyback registration rights for three years, subject to certain exceptions.

Significant resale of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

•	the failure of our quarterly operating results or those of similarly situated companies to meet expectations;

•	adverse developments in the footwear, apparel or accessories markets and the worldwide economy;

•	changes in interest rates;

•	our failure to meet investors’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing stockholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets to announcements and developments involving our company, including future acquisitions and related financing activities; and

•	natural disasters, acts of terrorism, riots, wars, geopolitical events or other developments affecting us or our competitors.

In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

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

Item 1B.	Unresolved Staff Comments

None.

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

We occupy offices and facilities in various locations in California, Georgia, Maine, Puerto Rico, Arizona and Tennessee. The following table summarizes our properties.

			Approximate
Facility/Location	Own/Lease	Description	Square Footage

Corporate Headquarters Carlsbad, California	Lease	Office Space	14,000
Footwear and Apparel
Distribution Center Old Town, Maine(1)	Own	Warehouse	75,000
Distribution Center Modesto, California	Lease	Office/Warehouse	20,000
Berkeley, California	Lease	Retail	2,400
Modesto, California	Lease	Retail	4,500
Dolgeville, New York	Own	Vacant Land	30 acres
Premium Footwear
Chicago, Illinois	Lease	Office	3,000
Phoenix, Arizona	Lease	Office/Warehouse	27,800
Military Boot Operations
Salinas, Puerto Rico	Lease	Cut and stitch plant	23,500
Lexington, Tennessee	Own	Finishing plant	76,000
Lexington, Tennessee	Lease	Distribution warehouse	30,000
Atlanta, Georgia	Lease	Office Space	4,400
Accessories
Phoenix, Arizona	Lease	Office Space	4,800
City of Commerce, California	Lease	Manufacturing/Warehouse	62,000

(1)	H.S. Trask brand is distributed out of the Old Town, Maine warehouse.

Our Lexington, Tennessee finishing plant and certain equipment at the plant are leased under a capital lease arrangement. Our capital lease payments associated with the Lexington, Tennessee plant were completed as of December 31, 2005. We exercised the $100 purchase option at that time and terminated the lease.

We believe that our current facilities are adequate for our current and foreseeable future requirements.

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

	High	Low

Year Ended January 1, 2005:
First Quarter	$10.30	$7.30
Second Quarter	$13.20	$8.49
Third Quarter	$13.85	$6.85
Fourth Quarter	$7.88	$6.43
Year Ended December 31, 2005:
First Quarter	$8.35	$5.95
Second Quarter	$6.75	$5.15
Third Quarter	$6.75	$5.75
Fourth Quarter	$6.21	$4.50

At March 15, 2006, we had approximately 393 holders of record. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

We do not pay cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings for use in servicing our current debt and funding the expansion of our business and general corporate purposes. In addition, our credit facility restricts our ability to declare or pay dividends without the bank’s consent. Any future determination as to the payment of dividends will be subject to applicable limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

Information about the Company’s equity compensation plans at December 31, 2005 is as follows:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excluding(a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders(1)	1,195,000	$7.30	151,000
Equity compensation plans not approved by stockholders(2)	448,000	$3.51	—

Total	1,643,000	$6.27	151,000

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No shares are available for grant under the 1995 Stock Incentive Plan at December 31, 2005. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Consists of a) options to purchase 398,000 shares of common stock granted to James R. Riedman and Riedman Corporation at a weighted average exercise price of $2.07 per share in connection with financial guaranties and loans granted to us. See Note 11 to our Consolidated Financial Statements as of December 31, 2005; and b) outstanding underwriter warrants to purchase up to 50,000 shares at an exercise price of $15.00 per share issued in July 2004 in connection with our follow-on public offering.

We did not make any repurchases of our common stock during fiscal 2005.

Item 6.	Selected Financial Data

The historical consolidated statements of operations data for the years ended December 27, 2003, January 1, 2005 and December 31, 2005 and the historical consolidated balance sheet data as of January 1, 2005 and December 31, 2005, have been derived from our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical consolidated statements of operations data for the years ended December 31, 2001 and 2002, and the historical balance sheet data as of December 31, 2001 and 2002 and December 27, 2003 have been derived from our historical consolidated financial statements that are not included in this Annual Report on Form 10-K.

Historical results are not necessarily indicative of future results. The following information should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 31,	December 31,	December 27,	January 1,	December 31,
	2001(1)	2002(2)	2003(3)(4)	2005(5)(6)(7)	2005(8)(9)(10)(11)
	(In thousands, except share, per share data and stock price)

Consolidated Statements of Operations Data
Net sales	$46,851	$36,161	$39,077	$76,386	$109,189
Cost of goods sold	31,439	22,397	22,457	44,802	67,822
Gross profit	15,412	13,764	16,620	31,584	41,367
Operating expenses:
Selling, general and administrative expenses	11,917	9,661	12,696	25,610	35,089
Other expense, net	375	442	1,377	113	617
Total operating expenses	12,292	10,103	14,073	25,723	35,706
Operating income	3,120	3,661	2,547	5,861	5,661
Interest expense	1,683	751	620	888	3,495
Earnings before income taxes	1,437	2,910	1,927	4,973	2,166
Income tax expense	67	1,207	986	1,990	975
Net earnings	$1,370	$1,703	$941	$2,983	$1,191
Net earnings per share(12)
Basic	$0.44	$0.50	$0.24	$0.51	$0.15
Diluted	$0.41	$0.45	$0.22	$0.48	$0.15
Weighted average common shares outstanding
Basic	3,137,688	3,418,468	3,963,382	5,793,920	7,760,173
Diluted	3,444,042	3,781,634	4,350,132	6,277,222	8,129,107

	Years Ended
	Dec. 31	Dec. 31	Dec. 27	Jan. 1	Dec. 31
	2001	2002	2003	2005	2005
	(In thousands)

Consolidated Balance Sheet Data
Cash	$1,161	$1,265	$1,058	$694	$566
Working capital	5,358	8,812	13,423	29,159	34,052
Total assets	27,557	18,954	37,913	98,180	138,891
Contingent liability	—	—	1,942		—
Total bank debt	14,829	3,000	12,082	26,607	55,541
Total stockholders’ equity	$7,452	$10,112	$14,987	$49,686	$54,024

(1)	The net amount of $375,000 in “Other expense, net” consists primarily of a $1.2 million gain in connection with the divestiture of our slipper business, and a $1.7 million loss incurred in connection with the termination of the Penobscot Shoe Company pension plan and a net gain on the sale of property of $142,000.

(2)	The net amount of $442,000 in “Other expense, net” consists primarily of losses on dispositions and write-offs on asset sales.

(3)	The net amount of $1,377,000 in “Other expense, net” consists primarily of $394,000, or $0.06 per diluted share, of non-capitalized acquisition expenses, $354,000, or $0.05 per diluted share, associated with the relocation of our corporate offices from Old Town, Maine to Carlsbad, California, litigation costs and expenses totaling $733,000, or $0.17 per diluted share, associated with the dissenting stockholders’ appraisal proceeding resulting from our fiscal 2000 acquisition of Penobscot Shoe Company, and a $163,000, or $0.02 per diluted share, write-off of a non-trade receivable. These amounts were offset partially by an excise tax refund totaling $285,000, or $0.07 per diluted share, which was not taxable, associated with the fiscal 2001 termination of the Penobscot pension plan. “Interest expense” includes $376,000, or $0.05 per diluted share, of interest expense related to the settlement of the dissenting stockholder’s appraisal proceeding. On an aggregate basis, these amounts reduced our fiscal 2003 per diluted share earnings by $0.28.

(4)	In October 2003, we acquired Royal Robbins in a stock purchase for an aggregate purchase price of $6.8 million, which included the issuance of 71,889 shares of common stock valued at $500,000, plus potential contingent earn-out cash payments through May 2005. In August 2003, we acquired H.S. Trask for an aggregate purchase price of $6.4 million which included the issuance of 699,980 shares of common stock valued at $3.2 million. In connection with these acquisitions $109,000 or $0.02 per diluted share of acquisition related expenses were not capitalized.

(5)	On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million plus non-competition payments totaling $2.0 million and payable over five years. The price included the issuance of 196,967 shares of common stock valued at $2.5 million. We also incurred approximately $740,000 in acquisition-related expenses which increased the net purchase price. On January 8, 2006, we entered into a settlement with the seller to modify the terms of acquisition. As a result, we reduced the purchase price by approximately $1.6 million in cash previously due to seller, 196,967 in Company shares held in escrow and approximately $1.6 million in future payment obligations, including a contingent earn-out payment, and consulting and non-competition payments. From this settlement, we expect to record a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.6 million for the quarter ended April 1, 2006.

(6)	To fund the Altama acquisition, we conducted a follow on public offering of our common stock which was consummated on July 19, 2004. In the offering we issued 2,500,000 shares at the $12.50 per share offering price, resulting in net proceeds, after deducting the underwriters fees and transaction costs, of approximately $28.4 million.

(7)	In 2004 we made a payment of $2.0 million in connection with our earn-out obligation for the Royal Robbins acquisition.

(8)	The net amount of $617,000 in “Other expense, net” consists primarily of management restructuring and severance costs.

(9)	In 2005 we made a payment of $2.8 million in connection with our earn-out obligation for the Royal Robbins acquisition.

(10)	On June 29, 2005, we acquired substantially all of the assets of Chambers Belt Company for approximately $22.0 million, plus contingent earn-out payments. As part of the transaction, we incurred approximately $1.7 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers stockholders. The price included the issuance of 374,462 shares of common stock then valued at $2.0 million.

(11)	On August 4, 2005, we acquired substantially all of the assets of The Paradise Shoe Company, LLC for approximately $6.3 million in cash. As part of the transaction, we incurred approximately $350,000 in acquisition related expenses.

(12)	Per share data has been adjusted to reflect the 2-for-1 stock split effective at the close of business on June 12, 2003. Phoenix Footwear Group, Inc.’s Retirement Savings Partnership Plan, a 401(k) plan, held 640,599 shares of our common stock as of December 31, 2005. A total of 378,489 shares were not allocated as of December 31, 2005 and were classified as treasury shares for accounting purposes, but are outstanding for voting purposes and other legal purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and under other captions contained elsewhere in this Annual Report on Form 10-K.

Effective January 1, 2003, we changed our accounting year to a 52/53 week period. Our annual accounting period ends on the Saturday nearest to December 31. In this Annual Report on Form 10-K we refer to the fiscal year ended December 31, 2002 as “fiscal 2002,” to the fiscal year ended December 27, 2003 as “fiscal 2003,” to the fiscal year ended January 1, 2005 as “fiscal 2004,” to the fiscal year ended December 31, 2005 as “fiscal 2005,“and to the fiscal year ending December 30, 2006 as “fiscal 2006.” The change in fiscal year end did not materially impact our fiscal 2005 results of operations or year-over-year comparisons.

In this section we discuss pro forma organic net sales growth with in our various segments, which is a non-GAAP financial measure of reported sales based on our pro forma net sales for these segments both including and excluding the brands we acquired in fiscal 2005, fiscal 2004 and fiscal 2003. Management believes that discussing pro forma organic net sales in this manner provides a better understanding of our net sales performance and trends than reported revenue because it allows for more meaningful comparisons of current-period revenue to that of prior periods on a comparable basis. SEC rules require supplemental explanation and reconciliation, which is provided at “—  Results of Operations — Fiscal 2005 Compared to Fiscal 2004 “— Reconciliation” and “Fiscal 2004 compared to Fiscal 2003 — Footwear and Apparel Business Reconciliation” and “— Premium Footwear — Reconciliation.” With the addition of the Tommy Bahama footwear brand during fiscal 2005 we formed a new reporting segment titled — premium footwear, which now also includes our H.S. Trask brand. As a result, the operating results comparisons for Fiscal 2004 have been updated to reflect H.S. Trask in the premium segment rather than the footwear and apparel segment as previously reported in our fiscal 2004 10K/A.

Overview

We design, develop and market a diversified selection of a men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel and design, manufacture and market military specification (mil-spec) and commercial combat and uniform boots. Our moderate-to-premium priced brands include Royal Robbins® apparel, the Tommy Bahama®, Trotters®, SoftWalk®, H.S. Trask® and Altama® footwear lines, and Chambers Belts®.

In our footwear and apparel segment, we sell over 80 different styles of footwear and over 250 different styles of apparel products. By emphasizing traditional style, quality and fit in this segment, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. As a result, a significant number of our product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products, are consistent with our brand images and meet our high quality standards.

In our premium footwear segment, we sell over 50 different styles of premium priced footwear products emphasizing exotic leathers, hand made manufacturing qualities and exceptional quality and comfort characteristics. This segment includes the recently acquired Tommy Bahama® footwear and accessory licensing rights. Tommy Bahama® is a premier lifestyle brand featuring men’s and women’s apparel, footwear and accessories. The brand’s products are well-known and represent a relaxed, island-inspired lifestyle. The Tommy Bahama® line of footwear and accessories feature the brand’s signature style and benefits from a broad distribution network of Tommy Bahama®-branded stores, department stores and independent specialty stores throughout North America and the Caribbean.

We entered into the accessories segment in fiscal 2005 through our June  29, 2005 acquisition of substantially all of the assets of Chambers Belt Company, a leading manufacturer of men’s and women’s belts and accessories headquartered in Phoenix, Arizona. Through the accessories segment, we sell over 750 different styles of personal accessories. Under exclusive license agreements to distribute certain accessories for the “Wrangler Hero®,” “Timber Creek® by Wrangler®,” “Wrangler Jeans Co.®,” “Wrangler Outdoor Gear®,” “Wrangler®,” “Wrangler Rugged Wear®,” “20X®” and “Twenty X®” marks, we accessorize each brand based on its respective lifestyle and price point.

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

On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus an earn-out payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million and incurred approximately $740,000 in acquisition related expenses which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.

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

Under the terms of the stock purchase agreement, we agreed to pay Whitlow Wyatt, the former owner of Altama, $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with Mr. Wyatt which provides for an annual consulting fee of $100,000.

Altama has manufactured military footwear for the DoD, for 37 consecutive years. Altama also produces combat and uniform boots for commercial markets. During 2004, Altama operated under a surge option pursuant to which it sold boots to the DoD in excess of the initial maximum amount awarded under its DoD contract. In September 2004, the DoD exercised the first option term under its contract with Altama, and at that time increased Altama’s portion of the contract volume from 20% to 30%. In September 2005 the DoD exercised the final option under the Altama contract which expires in September 2006. The maximum pairs that the DoD can order under this option is less than that of the base contract year, as a result of the discontinuance of the all leather-combat boot. We have been advised that the DoD intends to begin the solicitation process for the renewal of this contract in early summer 2006.

Altama’s business generates lower gross margins than ours historically has generated. As a result, the acquisition caused our gross margin to be lower in fiscal 2004 and 2005 and we expect this trend to continue in the future. However, Altama’s selling, general and administrative expenses as a percentage of net sales has been historically lower than ours. Therefore, our overall operating margin did not significantly change as a result of the acquisition.

Altama produces its inventory only upon receipt of orders under specific contracts. After completion of the manufacturing process, DoD orders are reviewed for quality assurance, and upon approval Altama bills the DoD. Thus, Altama has different working capital requirements and lower inventory risks than we do.

On January 8, 2006, we entered into an agreement which modified the terms of the Altama acquisition. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in escrow and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. The escrow shares remain held by the escrow agent for resale and are outstanding for legal purposes, but deemed treasury shares for accounting purposes. As a result of this transaction the Company expects to record a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.6 million during the first quarter period ended April 1, 2006.

With the acquisitions of Chambers Belt and the licensing rights to Tommy Bahama® footwear and accessories the company now has four operating segments including footwear and apparel, premium footwear, military boot operations and accessories. See footnote 7 to the Consolidated Financial Statements.

On June 29, 2005, we acquired substantially all of the assets of Chambers Belt Company (“Chambers”) for approximately $22.0 million, plus contingent earn-out payments subject to Chambers meeting certain post-closing sales targets. As part of the transaction, we incurred approximately $1.7 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers stockholders. We paid the purchase price by delivery of $19.7 million in cash, and 374,462 shares of common stock then valued at $2.0 million. We funded the cash portion of the purchase price through a $19.5 million increase in our credit facility. Chamber’s business generates lower gross margins than our historical footwear and apparel business which is expected to have a negative impact on our consolidated gross margins in the future.

On August 4, 2005, we acquired substantially all of the assets of The Paradise Shoe Company, LLC (“Tommy Bahama Footwear”) exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands for approximately $6.3 million in cash. We funded the cash portion of the purchase price through an amendment to our credit facility by increasing our borrowing capacity to $63.0 million including a $7.0 million bridge loan. The Tommy Bahama Footwear business generates lower gross margins than our historical footwear and apparel business which is expected to have a negative impact on our consolidated gross margins in the future.

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

	Fiscal Year Ended
	December 27,	January 1,	December 31,
	2003	2005	2005

Net sales	100%	100%	100%
Costs of goods sold(1)	57%	59%	62%
Gross profit	43%	41%	38%
Selling, general and administrative and other expenses	36%	33%	33%
Operating income	7%	8%	5%
Interest expense	2%	1%	3%
Earnings before income taxes	5%	7%	2%
Income tax expense	3%	3%	1%
Net earnings	2%	4%	1%

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

Fiscal 2005 Compared to Fiscal 2004

Consolidated Net Sales

Consolidated net sales for fiscal 2005 were $109.2 million compared to $76.4 million for fiscal 2004, representing a 43% increase. Of this increase, $25.0 million is attributable to acquired brand revenue associated with the Chambers Belt Company and Tommy Bahama Footwear brand acquisitions that occurred during the second half of 2005 and $9.4 million was attributable to the realization of a full year of revenue from the Altama brand acquisition that occurred during the third quarter of fiscal 2004. These sales increases were partially offset by sales declines in our footwear and apparel segment.

Consolidated Gross Profit

Consolidated gross profit for fiscal 2005 increased 31% to $41.4 million as compared to $31.6 million for the comparable prior year period. The increase in gross profit is primarily associated with our 2005 acquisitions and the inclusion of Altama for a full fiscal year. Gross profit as a percentage of net sales decreased to 38% compared to 41% in the prior year period. The decrease in gross profit margin was due to increased footwear mark downs and close-out activity associated with inventory reduction strategies along with our recent acquisitions which generate lower gross margins than our other branded products.

Consolidated Operating Expenses

Consolidated selling, general and administrative, or SG&A expenses were $35.1 million, or 32% of net sales, for fiscal 2005 as compared to $25.6 million or 34% of net sales for fiscal 2004. This dollar increase was primarily related to increased operating costs associated with supporting a higher sales volume, our recently acquired brands and increased legal, consulting and pre-selling costs associated with our newly formed Canadian subsidiary. We anticipate that our fiscal 2006 SG&A expenses will increase as a result of our 2005 acquisition of Chambers Belt and Tommy Bahama Footwear.

Consolidated “Other expense — net” was $617,000 for the fiscal 2005 and primarily related to termination of the former President of the company and other management restructuring and severance costs. Our “Other expense — net” of $113,000 for fiscal 2004 consisted primarily of expenses that could not be capitalized in connection with discontinued acquisition activities.

Consolidated Interest Expense

Consolidated interest expense for fiscal 2005 was $3.5 million as compared to $888,000 in fiscal 2004. The increase in interest expense during fiscal 2005 was a result of increased acquisition and working capital indebtedness associated with our 2004 and 2005 brand acquisitions and increased interest rates from the general rise in market rates. We expect our consolidated interest expense to increase during fiscal 2006 due to our additional acquisition related borrowings from fiscal 2005 and our seasonal working capital needs in the first half of fiscal 2006.

Consolidated Income Tax Provision

We recorded income tax expense of $975,000 for fiscal 2005 as compared to $2.0 million for fiscal 2004. Our effective tax rate during fiscal 2005 was 45% compared to an effective tax rate in fiscal 2004 of 40%. The increase in our effective tax rate during 2005 was primarily associated with the Company’s recent acquisitions which affected our state income tax apportionment rates. The Company expects its fiscal 2006 effective tax rate to return to more historical levels of approximately 40% as our sales and taxable income normalize across the various states in which we operate. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Consolidated Net Earnings

Our net earnings for fiscal 2005 were $1.2 million as compared to $3.0 million for fiscal 2004. The decline in net earnings is primarily due to lower gross margins and increased interest expense associated with our 2005 acquisitions which were funded primarily through new bank debt. Our net earnings per diluted share were $0.15 for fiscal 2005 as compared to $0.48 per diluted share for fiscal 2004. Weighted-average shares outstanding for fiscal 2005 and 2004 were 8.1 million and 6.3 million, respectively.

Footwear and Apparel Business

Net Sales

Net sales for fiscal 2005 were $52.9 million compared to $55.7 million for fiscal 2004, representing a 5% decrease. During fiscal 2005 our Royal Robbins brand generated year over year organic net sales growth of 25% primarily from an expanded fall product line and increased customer base while our Trotters and SoftWalk brands experienced sales declines on a year over year basis of 19% primarily associated with higher close-out and mark down sales related to poor product sell through and consumer acceptance.

Gross Profit

Gross profit for fiscal 2005 decreased 10% to $22.7 million as compared to $25.1 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales decreased to 43% compared to 45% in the prior fiscal year. The decrease in gross profit was primarily related to higher footwear close-out and mark down sales.

Operating Expenses

Selling, general and administrative, or SG&A expenses were $15.7 million, or 30% of net sales, for fiscal 2005 as compared to $16.4 million or 29% of net sales for fiscal 2004. This dollar decrease was primarily related to lower footwear advertising, marketing and commission expenses. The decrease in operating costs were partially offset by pre-selling costs totaling $128,000 incurred during the second half of 2005 related to our newly formed Canadian subsidiary.

Premium Footwear

Net Sales

Net sales for fiscal 2005 were $13.3 million compared to $7.0 million for fiscal 2004, representing a 90% increase. Of this increase, $5.0 million is attributable to acquired brand revenue associated with the Tommy Bahama footwear brand, acquired August 4, 2005, and $1.3 million was attributable to increased direct to consumer sales and expanded distribution associated with our H.S. Trask brand. The Tommy Bahama footwear brand experienced an $800,000 decrease in year-over-year pro forma organic net sales based on $5.8 million in pro forma net sales for the fiscal 2004 period of August 4, 2004 through January 1, 2005, due primarily to lower sales of footwear products to the Tommy Bahama branded retail stores.

Gross Profit

Gross profit for fiscal 2005 increased 78% to $4.8 million as compared to $2.7 million for the comparable prior fiscal year. The increase in gross profit is primarily associated with increased sales activity associated with our 2005 Tommy Bahama footwear brand acquisition. Gross margin in this segment as a percentage of net sales decreased to 36% compared to 39% in the prior fiscal year. The decrease in gross profit percent was primarily related to our recent Tommy Bahama footwear brand acquisition which generates a lower gross margin than our existing premium footwear brand. The Company expects the gross margin percentage for the Tommy Bahama footwear products to improve as we leverage their product volume with our consolidated product sourcing and development processes.

Operating Expenses

Selling, general and administrative, or SG&A expenses were $5.0 million, or 38% of net sales, for fiscal 2005 as compared to $3.3 million or 47% of net sales for fiscal 2004. This dollar increase was primarily associated with our recently acquired Tommy Bahama footwear brand and increased commission expenses.

Military Boot Business

Net Sales

Net sales for fiscal 2005 were $23.0 million as compared to net sales from July 19, 2004, the date of our acquisition of Altama, through the fiscal year ended January 1, 2005 of $13.7 million. Sales to the DoD were $13.6 million or 59% of total net sales for our military boot business in fiscal 2005 as compared to $7.8 million or 57% of total net sales for the period we owned Altama during 2004. Sales to commercial customers were $9.4 million or 41% of total net sales for our military boot business in fiscal 2005 as compared to $5.8 million or 43% of total net sales for the period we owned Altama in 2004. The Altama brand experienced a $14.8 million decrease in year-over-year pro forma organic net sales based on $37.8 million in pro forma net sales for the fiscal 2004, due primarily to the DoD’s discontinuance of its surge option under the DMS combat boot contract. Our DoD contract expires in September 2006, unless extended by the DoD. We anticipate that the DoD will begin the solicitation process for the renewal of this contract in early summer 2006.

Gross Profit

Gross profit for fiscal 2005 was $6.0 million or 26% of net sales for this segment. Gross profit for the period from July 19, 2004 through the end of the fiscal year ended January 1, 2005 was $3.8 million or 28% of net sales for this segment. The increase in gross profit dollars was related to a full year of sales activity compared to the prior year acquisition period.

Operating Expenses

Selling, general and administrative, or SG&A expenses for fiscal 2005 were $3.2 million or 14% of net sales for this segment. Direct selling, general and administrative expenses were $1.4 million or 10% of net sales for this segment, for the period from July 19, 2004, the date of our acquisition of Altama, through January 1, 2005, the end of fiscal 2004. The increase in expenses was related to a full year of operations during fiscal 2005 compared to the prior year acquisition period.

Reconciliation

The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “— Results of Operations — Fiscal 2005 Compared to Fiscal 2004 — Military Boot Business — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales above, we have included unaudited prior year net sales of Altama. This information is provided to present Altama’s results as if we had owned it during the entire fiscal 2004. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma
Net Sales
for the Fiscal Year Ended
January 1, 2005
(In thousands)

Military Boot Segment.
Post-Acquisition Altama: 7/19/04 — 1/1/05	$13,636
Pre Acquisition Altama: 1/1/04 — 7/19/04(1)	24,185

Total Military Boot Segment Pro Forma Net Sales	$37,821

(1)	We completed our acquisition of Altama Delta Corporation on July 19, 2004.

Accessories Business

Net Sales

Net sales from June 29, 2005, the date of acquisition of Chambers, through the fiscal year ended December 31, 2005 were $20.0 million. The Chambers brand experienced a $1.3 million decrease in year over year pro forma net sales based on $21.3 million in pro forma net sales for the fiscal 2004 period of June 29, 2004 through January 1, 2005 due primarily to reduced sales of branded women’s and junior’s belt products to mass merchandisers.

Gross Profit

Gross profit from June 29, 2005, the date of acquisition of Chambers, through the fiscal year ended December 31, 2005 was $7.8 million or 39% of net sales for this segment as compared to pro forma gross profit of $7.8 million or 37% for the comparable pro forma period of fiscal 2004. The increase in gross profit percentage was attributable to an improved product sales mix in the current year period.

Operating Expenses

Selling, general and administrative, or SG&A expenses from June 29, 2005 through the fiscal year ended December 31, 2005 were $5.9 million or 30% of net sales compared to pro forma SG&A expenses of $6.0 million or 28% for the comparable proforma period of fiscal 2004. The decrease in operating expense was primarily related to reduced employee compensation costs.

Fiscal 2004 Compared to Fiscal 2003

Consolidated Net Sales

Consolidated net sales for fiscal 2004 were $76.4 million compared to $39.1 million for fiscal 2003, representing a 95% increase. Of this increase, $23.6 million is attributable to acquired brand revenue associated the H.S. Trask and Royal Robbins brand acquisitions that occurred during the second half of 2003 and $13.6 million was attributable to acquired brand revenue associated with the Altama brand acquisition that occurred during the third quarter of fiscal 2004. Our footwear and apparel segment generated 5.5% year over year pro forma organic net sales growth during fiscal 2004 as compared to pro forma net sales for these brands during fiscal 2003.

Consolidated Gross Profit

Consolidated gross profit for fiscal 2004 increased 90% to $31.6 million as compared to $16.6 million for the comparable prior year period. The increase in gross profit is due to our 2003 and 2004 acquisitions. Gross profit as a percentage of net sales decreased to 41% compared to 42% in the prior year period. The decrease in gross profit margin was primarily related to increased mark downs and close-out activity and the inclusion of the Altama brand gross margins which generate lower gross margins than our other branded products.

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

Consolidated Income Tax Provision

We recorded income tax expense for fiscal 2004 of $2.0 million as compared to $986,000 for fiscal 2003. Our effective tax rate during fiscal 2004 was 40%. Our effective tax rate in fiscal 2003 was 51% and was primarily associated with the Penobscot litigation settlement, which was substantially non-deductible for income tax purposes.

Consolidated Net Earnings

Our net earnings for fiscal 2004 were $3.0 million as compared to $941,000 for fiscal 2003. The improvement in net earnings is primarily due to our increased net sales from the fiscal 2003 and 2004 acquisitions, along with successful integration of these new brands and our continuing expense reduction efforts. Our net earnings per diluted share were $0.48 for fiscal 2004 as compared to $0.22 per diluted share for fiscal 2003. This reflects our issuance of 2.5 million shares of common stock with our July 2004 follow-on public offering, and the shares issued in the Altama acquisition.

Footwear and Apparel Business

Net Sales

Net sales for fiscal 2004 were $55.7 million compared to $35.1 million for fiscal 2003, representing a 59% increase. Of this increase, $20.5 million is attributable to acquired brand revenue associated the Royal Robbins brand acquisition that occurred during late 2003. Our Trotters, SoftWalk, and Royal Robbins brands on a combined basis generated 10.3% year-over-year pro forma organic net sales growth based on $50.5 million in pro forma net sales for fiscal 2003. This increase was primarily attributable to an expanded fall and winter product line for our Royal Robbins brand and an increase in product sell through along with a larger customer base for our SoftWalk brand. These increases were partially offset by a decrease in our Trotters brand which experienced poor sell through and higher close-out activity during the second half of 2004.

Gross Profit

Gross profit for fiscal 2004 increased 68% to $25.1 million as compared to $14.9 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales increased to 45  % compared to 42% in the prior fiscal year. The increase in gross profit dollars was primarily related to increased sales from the addition of the Royal Robbins product line which generates higher gross margins than our other brands in the segment.

Operating Expenses

Selling, general and administrative expenses were $16.4 million, or 29% of net sales in this segment for fiscal 2004 as compared to $8.8 million or 25% of net sales for fiscal 2003. This dollar increase primarily relates to$7.4 million in SG&A expenses associated with a full year of operations for our recently acquired Royal Robbins brand.

Reconciliation

The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “— Results of Operations — Fiscal 2004 Compared to Fiscal 2003 — Footwear and Apparel Business — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales above, we have included unaudited Fiscal 2003 net sales of Royal Robbins. This information is provided to present the combined companies’ results under this segment as if we had owned this brand during the entire fiscal 2003. The sales figures for this acquisition have been internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma
Net Sales
for the Fiscal Year Ended
December 27, 2003
(In thousands)

Footwear and Apparel Segment
Trotters and Softwalk brands	$34,404
Royal Robbins: 11/1/03 — 12/27/03(1)	709

Total Net Sales (Actual)	35,113
2003 Acquired Brand — Royal Robbins, Inc.
Royal Robbins, Inc.: 1/1/03 — 10/31/03(1)	15,418

Total Footwear and Apparel Segment Pro Forma Net Sales	$50,531

(1)	We completed our acquisition of Royal Robbins on October 31, 2003.

Premium Footwear

Net Sales

Net sales for fiscal 2004 were $7.0 million as compared to net sales of $4.0 million from August 8, 2003, the date of our acquisition of H.S Trask, through the fiscal year ended December 27, 2003. The increase in sales was attributable to the realization of a full year of revenue from this brand. During fiscal 2004 the H.S. Trask brand experienced a $1.9 million decrease in year-over-year pro forma organic net sales based on $8.9 million in pro forma net sales for the fiscal 2003, as a result of a complete product repositioning and redesign effort during 2004 which contributed to a higher level of close-out sales.

Gross Profit

Gross profit for fiscal 2004 increased 59% to $2.7 million as compared to $1.7 million from August 8, 2003, the H.S Trask acquisition date, through the fiscal year ended December 27, 2003. The increase in gross profit dollars is due to the increase in net sales. Gross margin in this segment as a percentage of net sales decreased to 39% compared to 43% in the prior year. The decrease in gross profit percent was primarily related to higher close-out sales associated with a product repositioning and design effort during 2004.

Operating Expenses

Selling, general and administrative, or SG&A expenses were $3.3 million, or 47% of net sales for fiscal 2004 as compared to $980,000 or 25% of net sales for the period of time we owned the H.S. Trask brand during fiscal 2003. This dollar increase was primarily associated with a full year of SG&A expenses and increased design, development, marketing and other selling expenses associated with the product repositioning effort during fiscal 2004.

Reconciliation

The non-GAAP financial measure of pro forma organic net sales growth discussed above under the heading “— Results of Operations — Fiscal 2004 Compared to Fiscal 2003 — Premium Footwear — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales above, we have included unaudited Fiscal 2003 net sales of H.S. Trask. This information is provided to present the combined companies’ results under this segment as if they were combined during the entire fiscal 2003. The sales figures for this acquisition have been internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma
Net Sales
for the Fiscal Year Ended
December 27, 2003
(In thousands)

Premium Footwear Segment
H.S. Trask: 8/8/03 — 12/27/03(1) (Actual)	$3,965
2003 Acquired Brand — H.S. Trask & Co.
H.S. Trask: 1/1/03 — 8/7/03(1)	4,971

Total Premium Footwear Segment Pro Forma Net Sales	$8,936

(1)	We completed our acquisition of H.S. Trask on August 7, 2003.

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

	Fiscal 2005 (Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$26,400	$15,353	$34,275	$33,161
Income (loss) from operations	$2,400	$(1,193)	$2,814	$1,640

	Fiscal 2004 (Unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$18,638	$13,876	$23,176	$20,696
Income (loss) from operations	$2,301	$1,242	$2,921	$(603)

Our quarterly consolidated results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from operations in our first and third quarters historically have been stronger than in our second and fourth quarters.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

During fiscal 2005, we entered into 3 amendments to our credit facility with Manufacturers and Traders Trust Company (“M&T”). On February 1, 2005, we amended our existing credit agreement with M&T, to, among other things, establish a $4 million overline credit facility in addition to the $18 million revolving credit facility already existing under the credit agreement.

We amended our credit facility again on June 29, 2005, in connection with our acquisition of Chambers Belt. This new credit agreement established a new $52.0 million credit facility which included a $24.0 million revolving credit facility, a $5.0 million swing line loan and a $28 million term loan.

On August 3, 2005, in connection with our acquisition of substantially all of the assets of Tommy Bahama Footwear, we entered into an amended and restated credit facility agreement with M&T. This agreement replaced our existing credit agreement with M&T of $52 million and increased our availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the new credit agreement. The new credit agreement increased our prior line of credit from $24 million to $28 million and added a $7 million bridge loan that we used for the acquisition of Tommy Bahama footwear. The line of credit has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus 0.75%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. Our availability under the revolving credit facility is $28 million (subject to a borrowing base formula with inventory caps). The new credit agreement also includes financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.

As of the end of our year ended December 31, 2005, we were not in compliance with our average borrowed funds to EBITDA ratio covenant but obtained a waiver from M&T for non compliance with this covenant on March 29, 2006. As of March 31, 2006 we had not submitted audited financial statements to our lender within 90 days of our fiscal year end, in accordance with the credit facility agreement. On March 29, 2006, we had obtained a waiver from our lender for non-compliance with this covenant and an extension until 120 days of our fiscal year end 2005. On March 31, 2006, we entered into an amendment to our credit facility to modify the financial covenants pertaining to the average borrowed funds to EBITDA ratio, cash flow coverage ratio and the current ratio, for the remainder of fiscal 2006, in a manner that we believe more accurately reflects our current operating position.

The maturity date of our bridge loan was initially December 31, 2005. We have obtained four one-month extensions of the bridge loan maturity date, the most recent occurring on March 31, 2006, extending the maturity date until May 1, 2006. We do not anticipate that we will be able to pay off the bridge loan by the May 1, 2006 deadline which would place us in default under our credit facility. We are currently in discussions with our lender to further modify the maturity date of the bridge to a future period better aligned with our expected ability to retire this obligation. We anticipate that our lender will agree to amend our bridge loan terms in this manner, although there can be no assurance that these negotiations discussions will be successful or that we will be able to comply with any future maturity date these covenants in the future. See “Risk Factors — Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank.”

The outstanding balances for the revolving credit facility and our term loans at December 31, 2005 were $21.1 million and $34.4 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.0 million, was approximately $5.9 million at December 31, 2005, and net of outstanding letters of credit of $269,000, was approximately $1.4 million at February 25, 2006. The balance due on the term loan is payable the first day of each calendar quarter with the principal payment increasing annually on the last payment of each year. The first three principal payments in 2006 are $550,000 each plus applicable interest, with the last quarterly payment of 2006 increasing to $775,000 and subsequent quarterly principal payments increasing in the last quarter of each year to $850,000 in 2007, $975,000 in 2008, and $1,050,000 in 2009.

Cash Flows Provided By Operations.  During fiscal 2005 our net cash used in operating activities was $577,000 as compared to $2.9 million net cash used by operating activities and $282,000 net cash provided by operating activities during the comparable period of fiscal 2004 and fiscal 2003, respectively. The decrease in cash used by operations was primarily due to a reduction in inventory levels resulting from improved merchandising and sell through. This decrease was offset primarily by an increase in accounts receivable from the 2005 acquisitions of Chambers Belt and Tommy Bahama footwear, a decrease in deferred tax liabilities and earn-out payments of $2.8 million made in 2005 to current and former management, employees and owners of Royal Robbins. The increase in cash used by operations in fiscal 2004 from fiscal 2003 was primarily due to the increase in accounts receivable and inventory related to our 2003 acquisitions of H.S. Trask and Royal Robbins brands along with expanded product offerings related to the then newly introduced H.S. Trask women’s line. Additionally, H.S. Trask inventory levels increased at the end of fiscal 2004 as a result this brand’s product repositioning and redesign efforts during fiscal 2004 and the subsequent inventory replenishment process. Furthermore, the Trotters brand inventory, and to a lesser extent our Softwalk brand inventory, increased during fiscal 2004 due to slower sell through activity during the fourth quarter of fiscal 2004.

Working capital at the end of fiscal 2005 was approximately $34.1 million, compared to approximately $29.2 million at the end of fiscal 2004. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. The improvement in working capital at the end of fiscal 2005 compared to the end of fiscal 2004 is due to our acquisitions of Chambers Belt and Tommy Bahama footwear in fiscal 2005. These acquisitions caused us to increase our long-term debt and caused increases in our year-end inventory and accounts receivable balances. Though our working capital increased year over year, our current ratio, the relationship of current assets to current liabilities, decreased to 2.2 at December 31, 2005 from 2.9 at January 1, 2005. Due to the seasonal inventory requirements of our newly acquired brands we experienced an increase in inventory levels at the end of fiscal 2005 in preparation for our spring season which resulted in a similar increase in accounts payable at December 31, 2005. Accounts receivable days outstanding increased from 58 days in 2004 to 65 days in 2005, reflective of extended payment terms historically offered by the Chambers Belt and Tommy Bahama footwear, which we intend to reduce to our standard terms of net 45.

Investing Activities.  In fiscal 2005, our cash used in investing activities totaled $27.5 million compared to cash used totaling $38.6 million and $7.8 million in the comparable periods of fiscal 2004 and fiscal 2003, respectively. During fiscal 2005 and 2004 cash used in investing activities was primarily due to purchase price payments associated with the acquisitions of Chambers Belt and Tommy Bahama footwear in 2005 and the acquisition of Altama in 2004. During fiscal 2003 cash used in investing activities was primarily due to the 2003 acquisitions of H.S. Trask and Royal Robbins consisting primarily of purchase price payments and the purchases of equipment, partially offset in fiscal 2003 by the proceeds from the disposal of property and equipment.

For fiscal 2005, our capital expenditures were $1.3 million compared to $969,000 and $326,000 for fiscal 2004 and 2003, respectively. For fiscal 2005, these capital expenditures consisted primarily of equipment needed to facilitate our growth, integration of recently acquired brands and the addition of a new roof for our Lexington finishing plant. For fiscal 2004, these capital expenditures consisted primarily of equipment needed to facilitate our growth and integration of recently acquired brands. Capital expenditures in fiscal 2003 were comprised mostly of furniture, fixtures and computer equipment associated with the relocation of the Company’s headquarters from Maine to California. In addition, we renovated portions of our distribution center in Maine to decrease the amount of office space and increase our warehouse storage capacity. We currently have no material commitments for future capital expenditures. For fiscal 2006 we anticipate capital expenditures of approximately $1.2 million, which will consist generally of new computer hardware and software, further development of an e-commerce platform for our brands and investment in new machinery and equipment for the Puerto Rico and Lexington plants to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2006 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.

Financing Activities.  For fiscal 2005, our net cash provided by financing activities was $27.9 million compared to $41.1 million and $7.3 million for the comparable periods of fiscal 2004 and fiscal 2003, respectively. The cash provided in fiscal 2005 was due to increased levels of borrowings made to fund the acquisitions of Chambers Belt and Tommy Bahama footwear. The cash provided in fiscal 2004 was primarily due to our follow-on stock offering completed during the third quarter of fiscal 2004 and the proceeds from borrowings made on our revolving line of credit and notes payable, partially offset by notes payable payments made, which we re used to fund the acquisition of Altama. The cash provided in fiscal 2003 was primarily due to net proceeds from our revolving line of credit which were used to pay the dissenting stockholders settlement expenses, and were partially offset with notes payable payments, the repurchase of common stock from our 401(k) plan upon the election of terminated plan participants and cash received from stock option exercises.

Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Our management believes, assuming we successfully extend or refinance our

$7.0 million bridge loan, as discussed above, that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earn-out payment requirements and fund capital expenditures other than future acquisitions.

In May 2002, our board of directors authorized us to repurchase shares of our outstanding common stock in the open market or privately negotiated transactions from time to time. We repurchased approximately 15,000 shares during fiscal 2004 and 8,000 during fiscal 2003 under this program at a total cost of $127,000. This program has been terminated. Our board of directors has authorized us to repurchase, and from time to time we have repurchased, shares in private transactions from our 401(k) plan upon the election of the plan participant. During 2003, we repurchased 50,000 shares from the 401(k) plan at a total cost of $174,000. We place repurchased shares in treasury and they are subsequently retired.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005 and the effects we expect such obligations to have on liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$55,541	$9,425	$10,675	$35,441	—
Operating leases	$1,863	$886	$773	$204	—
Capital lease obligation	$12	$12	—	—	—
Potential earn-out payments(2)	$2,500	$1,250	$1,250	—	—
Consulting and non-competition agreements	$2,118	$660	$1,437	$21	—
Minimum royalty payments	$13,287	$1,914	$5,756	$5,617	—
Employment agreements	$2,543	$1,608	$935	—	—

(1)	Amounts represent the principal portion of periodic payments only and does not include an estimation of interest expense. As of December 31, 2005 our credit facility consists of a $27.5 million term loan payable in quarterly installments through 2011, $7 million bridge loan with an original maturity date of December 31, 2005 and a line of credit up to $28 million, due in 2010. As of December 31, 2005, the term loan and the bridge loan have an interest rate of LIBOR plus 3.5% or the higher of the prime rate plus 0.75% or the federal funds rate plus 1.25%. The revolving line has an interest rate of LIBOR plus 3.0%, or the higher of the prime rate plus 0.375% or the federal funds rate plus 0.875%.

(2)	In connection with our acquisition of Chambers Belt, we agreed to pay as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2006 and 2007, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers Division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with our other brands. The $1.25 million represents management’s current estimate of the potential earn-out cash payments the Company may be required to pay. Actual payments may vary from these estimated amounts.

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

Accounts receivable.  We maintain allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, and any claims customers may have for merchandise. We initially record a provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, our management considers the age of the accounts receivable, our historical write-offs, the credit-worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provisions for doubtful accounts may be required. At December 31, 2005, our gross trade accounts receivable balance was $23.1 million and our allowance for doubtful accounts, sales allowances and returns was $1.3 million.

Inventory.  We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2005, inventories were $38.3 million and our inventory obsolescence reserve was $1.1 million.

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

If we consider assets to be impaired, we recognize an impairment loss equal to the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. In addition, as it relates to long-lived assets, we base the useful lives and related amortization or depreciation expenses on the estimate of the period that the assets will generate sales or otherwise be used by us. At December 31 2005, we had goodwill and other intangible assets of $71.1 million. The Company determined that there was no impairment of goodwill to be recorded during the year ended December 31, 2005, January 1, 2005 or December 27, 2003.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123®”), Share-Based Payment. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. On April 14, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01 of Regulation S-X that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as originally required. The Company expects to continue to utilize the Black-Scholes option-pricing model, which is an acceptable option valuation model in accordance with SFAS 123R, to estimate the value of stock options granted to employees. At this time, the Company has not adopted the recognition provision of SFAS No. 123(R), as amended, but has provided pro forma disclosures.

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

On June 7, 2005, the FASB issued Statement No. 154 (SFAS 154), Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our revolving line of credit and term loans, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2005, we had $55.5 million in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $555,000 impact on earnings before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

As a majority of the Company’s purchasing commitments are denominated in U.S. dollars and all of the Company’s sales are denominated in U.S. dollars, the Company was not significantly exposed to fluctuations in foreign currency rates during fiscal 2005. In January of 2006, the Company established an operating presence in Canada and will begin selling its product into the Canadian market. As the volume of transactions in a foreign currency is expect to remain relatively low in fiscal 2006, the Company does not expect to experience significant exposure to foreign currency risk in fiscal 2006.

Item 8.	Financial Statements and Supplemental Data

Summarized Quarterly Data (Unaudited)

	Fiscal Year 2005 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)

Net sales	$26,400	$15,353	$34,275	$33,161	$109,189
Gross Profit	$10,558	$5,872	$12,540	$12,397	$41,367
Net earnings (loss)	$1,181	$(1,041)	$980	$71	$1,191
Earnings (loss) per Common Share:(1)
Basic	$0.16	$(0.14)	$0.12	$0.01	$0.15
Diluted	$0.15	$(0.14)	$0.12	$0.01	$0.15

	Fiscal Year 2004 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)

Net sales	$18,638	$13,876	$23,176	$20,696	$76,386
Gross Profit	$8,146	$6,289	$9,831	$7,318	$31,584
Net earnings (loss)	$1,236	$643	$1,728	$(624)	$2,983
Earnings (loss) per Common Share:(1)
Basic	$0.27	$0.14	$0.26	$(0.08)	$0.51
Diluted	$0.24	$0.12	$0.24	$(0.08)	$0.48

(1)	Earnings per share are computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the foregoing, our CEO and CFO have determined that a material weakness exists in our internal control over financial reporting, and, as a result, our disclosure controls and procedures were ineffective as of December 31, 2005. The material weakness consists of inadequate resources in our accounting and financial reporting group. Our auditors reported this material weakness to us following the conclusion of their audit. Based on this, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. Our management and auditors believe that the material weakness arose as a result of the significant acquisitions we have recently completed.

Notwithstanding the material weakness, we believe our consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles. In preparing our Exchange Act filings, including this Annual Report on Form 10-K, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our CEO and CFO have certified that, to their knowledge, this Annual Report on Form 10-K does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Annual Report.

We have taken corrective action to address the material weakness in our internal controls by recently hiring several individuals including cost accounting and financial analysis personnel. We are also currently seeking to hire additional accounting and financial reporting personnel, including one or more individuals with SEC reporting experience to supplement our existing staff. We are also reviewing the organizational structure of our accounting and financial group and may realign duties and responsibilities to facilitate compliance with our financial reporting obligations.

There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There has been no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On January 31, 2006, February 28, 2006 and March 31, 2006, we entered into amendments to our Amended and Restated Credit Facility Agreement made as of August 3, 2005 (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), Amendment Nos. 2, 3 and 4, respectively. Through these amendments, we extended the maturity date of the $7.0 million bridge loan under the Credit Agreement from December 31, 2005 until May 1, 2006.

On March 31, 2006, we entered into Amendment No. 5 to the Credit Agreement. Under this amendment we: (1) extended the deadline for fiscal 2005 to provide audited financial statements to M&T from 90 days to 120 days of our fiscal year end; and (2) modified the financial covenants pertaining to the average borrowed funds to EBITDA ratio, cash flow coverage ratio and current ratio, for the remainder of fiscal 2006, in a manner that we believe more accurately reflects our current operating position.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is included under “Election of Directors” and “Executive Officers of the Company,” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2005, pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K regarding executive compensation is included under “Election of Directors” and “Executive Officers of the Company,” and “Performance Graph” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2005, pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Items 201(d) and 403 of Regulation S-K regarding equity compensation and security ownership, respectively, is included under “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K regarding certain relationships and related transactions is included under “Certain Relationships and Transactions” in the definitive Proxy Statement for our 2006

Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2005, pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required under Item 14 is included under “Financial Matters with “Grant Thornton LLP” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of fiscal 2005, pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a) The following documents are filed as part of this report:

(1) The following financial statements beginning at page 53:

1.	Reports of Independent Registered Public Accounting Firm — Grant Thornton, LLP and Deloitte & Touche, LLP

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations

4. Consolidated Statements of Stockholders’ Equity

5. Consolidated Statements of Cash Flows

6. Notes to Consolidated Financial Statements

(2) Financial Statement Schedules (See (c) below)

(3) Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)
2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)
2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)
2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)
3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))
3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))
3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))
10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))
10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*
10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000 (incorporated by reference to exhibit 10.4 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)). *
10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*
10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*
10.8	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.9	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.10	Employment Agreement by and between Phoenix Footwear Group, Inc. and Richard E. White, dated June 15, 2004 (incorporated by reference to Exhibit No. 10.18 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).*
10.11	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.12	Amendment dated September 23, 2005 to the award/contract by and between The Defense Supply Center Philadelphia and Altama Delta Corporation dated September 23, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.13	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.14	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.15	Employment Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.16	Employment Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.17	Employment Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.18	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.19	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.20	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.21	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.22	Credit Facility Agreement by and between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 29, 2005 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.23	Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.24	Third Amended and Restated Revolving Credit and Term Loan Agreement Amendment Number 1 dated as of February 1, 2005 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for February 1, 2005 (SEC File No. 001-31309))
10.25	$4,000,000 Overline Credit Note dated February 1, 2005 by Phoenix Footwear Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for February 1, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.26	Amended and Restated Credit Facility Agreement Amendment No. 1 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for January 5, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.27	Amended and Restated Credit Facility Agreement Amendment No. 2 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated January 31, 2006

10.28	Amended and Restated Credit Facility Agreement Amendment No. 3 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated February 28, 2006
10.29	Amended and Restated Credit Facility Agreement Amendment No. 4 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 31, 2006
10.30	Covenant Waiver — Amendment No. 5 to Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 29, 2006
10.31	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**
10.32	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.33	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.34	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.35	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation
21	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Grant Thornton LLP
24	Power of Attorney
31.1	Certification of Richard E. White pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 2005, January 1, 2005, and December 27, 2003

	Sales Allowances	Allowance for	Reserve for
	and Allowance for	Sales	Obsolete
	Doubtful Accounts	Returns	Inventory

Balance, December 31, 2002	$352,000	$127,000	$484,000

Provision	626,000	112,000	883,000
Write-off, disposal, costs, and other	(164,000)	(27,000)	(489,000)

Balance, December 27, 2003	814,000	212,000	878,000

Provision	347,000	307,000	1,100,000
Write-off, disposal, costs, and other	(105,000)	(8,000)	(1,096,000)

Balance, January 1, 2005	1,056,000	511,000	882,000

Provision	362,000	232,000	2,252,000
Write-off, disposal, costs, and other	(305,000)	(543,000)	(2,043,000)

Balance, December 31, 2005	$1,113,000	$200,000	$1,091,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Footwear Group, Inc.

By:	/s/ Richard E. White
Richard E. White
Chief Executive Officer

Date: April 17, 2006

PHOENIX FOOTWEAR GROUP, INC.

Consolidated Financial Statements as of December 31, 2005, and January 1, 2005 and
for Each of the Three Years in the Period Ended December 31, 2005 and

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.
Carlsbad, California.

We have audited the accompanying consolidated balance sheets of Phoenix Footwear Group, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Phoenix Footwear Group, Inc. and subsidiaries as of January 1, 2005 and the results of their operations and their cash flows for each of the two years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 16 to the consolidated financial statements, the accompanying consolidated balance sheet has been restated.

Deloitte & Touche LLP

San Diego, California
March 31, 2005 (May 23, 2005 as to the effects of the restatement discussed in Note 16)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.:

We have audited the accompanying consolidated balance sheet of Phoenix Footwear Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II — Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. For the year ended December 31, 2005, this schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Grant Thornton LLP

Los Angeles, California
March 28, 2006, except for Note No. 8, as
to which the date is March 31, 2006

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2005 AND JANUARY 1, 2005

		Restated
		(See Note 16)
	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$566,000	$694,000
Accounts receivable (less allowances of $1,313,000 in 2005 and $1,567,000 in 2004)	21,803,000	11,177,000
Inventories — net	37,232,000	28,317,000
Other current assets	1,915,000	3,882,000
Deferred income tax asset	473,000	256,000

Total current assets	61,989,000	44,326,000
PLANT AND EQUIPMENT — Net	4,538,000	3,530,000
OTHER ASSETS:
Goodwill	35,976,000	27,500,000
Unamortizable intangibles	22,992,000	17,975,000
Intangible assets, net	12,082,000	4,728,000
Other assets — net	1,314,000	121,000

Total other assets	72,364,000	50,324,000

TOTAL ASSETS	$138,891,000	$98,180,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,215,000	$7,568,000
Accrued expenses	3,752,000	3,543,000
Notes payable — current	9,425,000	3,656,000
Other current liabilities	1,466,000	400,000
Income taxes payable	79,000	—

Total current liabilities	27,937,000	15,167,000
OTHER LIABILITIES:
Notes payable — noncurrent	25,025,000	10,451,000
Notes payable — line of credit	21,091,000	12,500,000
Other long-term liabilities	2,685,000	1,111,000
Deferred income tax liability	8,129,000	9,265,000

Total other liabilities	56,930,000	33,327,000

Total liabilities	84,867,000	48,494,000
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 8,367,000 and 7,858,000 shares issued in 2005 and 2004, respectively	84,000	78,000
Additional paid-in-capital	45,520,000	42,685,000
Retained earnings	9,494,000	8,303,000
Accumulated other comprehensive loss	(4,000)	—

	55,094,000	51,066,000
Less: Treasury stock at cost, 378,000 and 504,000 shares in 2005 and 2004, respectively	(1,070,000)	(1,380,000)
Total stockholders’ equity	54,024,000	49,686,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,891,000	$98,180,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND DECEMBER 27, 2003

	2005	2004	2003

Net sales	$109,189,000	$76,386,000	$39,077,000
Cost of goods sold	67,822,000	44,802,000	22,457,000

Gross profit	41,367,000	31,584,000	16,620,000
Operating expenses:
Selling, general and administrative expense	35,089,000	25,610,000	12,696,000
Other expense — net	617,000	113,000	1,377,000

Total operating expenses	35,706,000	25,723,000	14,073,000

Operating income	5,661,000	5,861,000	2,547,000
Interest expense	3,495,000	888,000	620,000

Earnings before income taxes	2,166,000	4,973,000	1,927,000
Income tax expense	975,000	1,990,000	986,000

Net earnings	$1,191,000	$2,983,000	$941,000

Earnings per share:
Basic	$0.15	$0.51	$0.24
Diluted	$0.15	$0.48	$0.22

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(LOSS) YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005, AND DECEMBER 27, 2003

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

BALANCE — December 31, 2002	4,588,000	$46,000	$8,081,000	$4,379,000	(998,000)	$(2,394,000)	$—	$10,112,000

Issuance of common stock	35,000		34,000					34,000
Purchases of treasury stock					(58,000)	(201,000)		(201,000)
Allocation of shares in Company sponsored defined contribution plan			97,000		119,000	305,000		402,000
Retirement of treasury stock	(334,000)	(3,000)	(713,000)		334,000	716,000		—
Issuance of common stock in connection with acquisitions	772,000	8,000	3,691,000					3,699,000
Net earnings — 2003				941,000				941,000

BALANCE — December 27, 2003	5,061,000	$51,000	$11,190,000	$5,320,000	(603,000)	$(1,574,000)	$—	$14,987,000

Issuance of common stock	100,000		260,000					260,000
Purchases of treasury stock					(15,000)	(100,000)		(100,000)
Allocation of shares in Company sponsored defined contribution plan			560,000		114,000	294,000		854,000
Issuance of common stock in connection with acquisitions	2,697,000	27,000	30,675,000					30,702,000
Net earnings — 2004				2,983,000				2,983,000

BALANCE — January 1, 2005	7,858,000	$78,000	$42,685,000	$8,303,000	(504,000)	$(1,380,000)	$—	$49,686,000

Issuance of common stock	135,000	2,000	327,000					329,000
Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $244,000			381,000		126,000	310,000		691,000
Issuance of common stock in connection with acquisitions	374,000	4,000	1,996,000					2,000,000
Tax benefit of options exercised	—	—	131,000	—	—	—	—	131,000
Comprehensive income				1,191,000			(4,000)	1,187,000

BALANCE — December 31, 2005	8,367,000	$84,000	$45,520,000	$9,494,000	(378,000)	$(1,070,000)	$(4,000)	$54,024,000

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005, AND DECEMBER 27, 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,191,000	$2,983,000	$941,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,283,000	1,219,000	317,000
Provision for losses on accounts receivable	362,000	203,000	252,000
Write-off of non-trade receivable	—	—	163,000
Deferred income tax (expense) benefit	(1,352,000)	(313,000)	727,000
Allocation of shares in defined contribution plan	691,000	854,000	402,000
(Gain) Loss on sale of property and equipment	(16,000)	—	8,000
Changes in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in:
Accounts receivable	(3,286,000)	(1,039,000)	1,288,000
Inventories	(202,000)	(9,320,000)	(2,272,000)
Other receivable	784,000	(338,000)	300,000
Other current assets	1,512,000	(267,000)	(1,204,000)
Other assets	(2,626,000)	92,000	48,000
Increase (decrease) in:
Accounts payable	605,000	2,169,000	2,435,000
Accrued expenses	48,000	1,936,000	(1,428,000)
Liability to former stockholders	—	—	(1,806,000)
Other long-term liabilities	(781,000)	(987,000)	—
Income taxes payable	210,000	(111,000)	111,000

Net cash (used in) provided by operating activities	(577,000)	(2,919,000)	282,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,256,000)	(969,000)	(326,000)
Proceeds from disposal of property and equipment	21,000	—	457,000
Acquisitions, net of cash acquired	(26,215,000)	(37,581,000)	(7,925,000)

Net cash used in investing activities	(27,450,000)	(38,550,000)	(7,794,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on notes payable — line of credit	36,874,000	5,394,000	3,979,000
Proceeds from notes payable	35,000,000	10,000,000	4,500,000
Repayments of notes payable	(43,035,000)	(2,534,000)	(927,000)
Issuance of common stock	329,000	28,436,000	34,000
Purchases of treasury stock	—	(100,000)	(201,000)
Debt issuance costs	(1,269,000)	(91,000)	(80,000)

Net cash provided by financing activities	27,899,000	41,105,000	7,305,000

NET DECREASE IN CASH	(128,000)	(364,000)	(207,000)
CASH AND CASH EQUIVALENTS — Beginning of year	694,000	1,058,000	1,265,000

CASH AND CASH EQUIVALENTS — End of year	$566,000	$694,000	$1,058,000

(Continued)

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005, AND DECEMBER 27, 2003

	2005	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$3,435,000	$853,000	$862,000
Income taxes	$1,043,000	$3,532,000	$565,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2005, the Company issued 374,462 shares of common stock in connection with its acquisition of Chambers Belt.	$2,000,000	—	—
In 2004, the Company issued 196,967 shares of common stock in connection with its acquisition of Altama.	—	$2,500,000	—
In 2003, the Company issued 699,980 shares of common stock in connection with its acquisition of H.S. Trask and issued 71,889 shares of common stock in connection with its acquisition of Royal Robbins	—	—	$3,669,000

(Concluded)

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND DECEMBER 27, 2003

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Phoenix Footwear Group, Inc. (the “Company”) is engaged primarily in the import and sale of men’s and women’s leisure footwear, apparel and accessories and the manufacturing of military footwear and combat boots for civilian use. Sales of the Company’s men’s and women’s footwear, apparel and accessories and our commercial combat boots are made principally to retailers in the United States. Sales of the Company’s military footwear are made principally to the U.S. Department of Defense (“DoD”). During 2002 the Company changed its name from Daniel Green Company to Phoenix Footwear Group, Inc.

On August 4, 2005, the Company acquired substantially all of the assets of The Paradise Shoe Company, LLC (“Tommy Bahama Footwear”) exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands for approximately $6.3 million in cash. The Company funded the cash portion of the purchase price through an amendment to the credit facility by increasing its borrowing capacity to $63.0 million including a $7.0 million bridge loan. The results of Tommy Bahama’s operations have been included in the consolidated financial statements since the date of acquisition (see Note 7).

On June 29, 2005, the Company acquired substantially all of the assets of Chambers Belt Company (“Chambers”) for approximately $21.7 million, plus contingent earn-out payments subject to Chambers meeting certain post-closing sales targets. As part of the transaction, the Company incurred approximately $1.7 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers stockholders. The Company paid the purchase price by delivery of $19.7 million in cash, and 374,462 shares of common stock then valued at $2.0 million. The Company funded the cash portion of the purchase price through a $18.6 million increase in its credit facility and cash from operations. The results of Chambers’ operations have been included in the consolidated financial statements since the date of acquisition (see Note 7).

On July 19, 2004, the Company purchased all of the outstanding capital stock of Altama Delta Corporation (“Altama”) for approximately $37.8 million, plus an earn-out payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, the Company refinanced Altama’s indebtedness of approximately $1.7 million. In addition, we incurred approximately $740,000 in acquisition related expenses and entered into a $1.7 million non-compete agreement with the former owner of Altama, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million. Altama has manufactured military footwear for the DoD for 37 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/ Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets. The results of Altama’s operations have been included in the consolidated financial statements since the date of acquisition (see Note 7).

On January 8, 2006, we entered into an agreement which modified the terms of the Altama acquisition. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in escrow and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. The escrow shares remain held by the escrow agent for resale and are outstanding for legal purposes, but decrease treasury shares for accounting purposes. As a result of this transaction the Company expects to record a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.6 million during the first quarter period ended April 1, 2006.

The Company acquired H.S. Trask & Co. (“Trask”) on August 7, 2003 through the purchase of all the outstanding shares of Trask, a Bozeman, Montana based footwear company, for an aggregate purchase price of

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.4 million, including $2.9 million in cash, 699,980 shares of common stock valued at $3.2 million and $343,000 in acquisition related expenses. Trask is a provider of men’s dress and casual footwear. On October 31, 2003 the Company acquired Royal Robbins, Inc. (“Robbins”) through the purchase of all the outstanding shares of Robbins, a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $406,000 in acquisition related expenses, plus potential contingent earn-out cash payments. The potential contingent earn-out payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. In June 2004 in connection with this earn-out agreement the Company paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004. In June 2005 in connection with this earn-out agreement the Company paid $2.8 million relating to the results achieved for the 12-month period ended May 31, 2005. Robbins is engaged in the import and sale of casual and outdoor apparel. The results of Trask’s and Robbins’ operations have been included in the consolidated financial statements since the date of their respective acquisitions (see Note 7).

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

On March 30, 2000, the Company purchased all of the outstanding shares of Penobscot Shoe Company (“Penobscot”) from Riedman Corporation, a related party, for approximately $18.2 million including direct costs of the acquisition. Penobscot was also engaged in the import and sale of footwear. The acquisition of Penobscot has been accounted for under the purchase method of accounting and accordingly, the operating results of Penobscot have been included in the Company’s consolidated financial statements since the date of acquisition. The allocation of the purchase price to the fair market value of assets and liabilities acquired was finalized in 2001 and totaled approximately $20.4 million and $4.0 million, respectively. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired (“goodwill”) was approximately $1.9 million.

LIQUIDITY — The Company has a $63 million secured credit facility with its bank. As of February 28, 2006, the Company had $60.2 million outstanding under this facility, including a $7.0 million bridge loan due May 1, 2006. In the future, the Company may incur additional indebtedness in connection with other acquisitions or for other purposes. All of the Company’s assets are pledged as collateral to secure this bank debt. The Company’s credit facility includes a number of covenants, including financial covenants and a requirement to provide the lender with audited financial statements no later than 90 days after its fiscal year end.

The Company was in default of one of its financial covenants as of December 31, 2005 and did not deliver audited financial statements to the lender by the March 31, 2006 deadline. The Company obtained a waiver from its bank related to the violation of these financial covenants. The Company is currently in discussions with its lender to extend the term of its $7.0 million bridge loan. The Company does not anticipate that it will be able to pay off the bridge loan by the May 1, 2006 deadline, which would place it in default under its credit facility. The Company anticipates that its lender will agree to extend the term of this bridge loan, although there can be no assurance that these discussions will be successful or that the Company will be able to comply with any future maturity date. If the Company is unable to obtain the expansion of this bridge loan, its business will be materially and adversely affected. The Company may be required to seek other financing resources at a significantly higher cost.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PRINCIPLES OF CONSOLIDATION — The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Royal Robbins, Inc. Altama Delta Corporation, Altama Delta Puerto Rico Corporation, Chambers Belt Company, PXG Canada, Inc. and Phoenix Delaware Acquisition Company (“Tommy Bahama footwear”). Intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS — For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTING PERIOD — Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. Our annual accounting period ends on the Saturday nearest to December 31. We refer to the fiscal year ended December 27, 2003 as “fiscal 2003,” to the fiscal year ended January 1, 2005 as “fiscal 2004,” and to the fiscal year ending December 31, 2005 as “fiscal 2005.” The change in fiscal year end did not materially impact our fiscal 2004 results of operations or year-over-year comparisons.

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

ACCOUNTS RECEIVABLE — We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and customer credit-worthiness. We maintain an allowance for estimated doubtful accounts based on our historical experience and the customer credit issues identified. We monitor collections regularly and adjust the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, we record the respective amount as a charge against our allowance for doubtful accounts. At December 31, 2005 our gross trade accounts receivable balance was $23.1 million, our allowance for doubtful accounts and sales allowances was $1.1 million and our allowance for sales returns was $200,000. At January 1, 2005, our gross trade accounts receivable balance was $12.7 million, our allowance for doubtful accounts and sales allowances was $1.1 million and our allowance for sales returns was $511,000.

INVENTORIES, net — Inventories are stated at the lower of cost or market net of reserve for obsolescence. Cost is determined on a first-in, first-out basis. The reserve for obsolete inventory was $1,091,000 and $882,000 as of December 31, 2005 and January 1, 2005, respectively.

PLANT AND EQUIPMENT, net — Plant and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Replacements of significant items and major renewals and betterments are capitalized. Leasehold improvements are amortized over the shorter of the asset’s useful life or the lease term. Depreciation is computed using estimated useful lives under the straight-line method as follows:

Buildings	25 years
Machinery and equipment	10 years
Computers	4 years
Vehicles	4 years
Furniture and fixtures	8 years

OTHER ASSETS — Other assets consist primarily of deferred financing costs which are being amortized over the term of the related debt instruments. Amortization expense associated with deferred financing costs is recorded as interest expense in the statement of operations and totaled $356,000 and $9,000 in fiscal 2005 and 2004,

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Accumulated amortization as of December 31, 2005 and January 1, 2005 totaled $365,000 and $9,000, respectively.

GOODWILL — Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company determined that there was no impairment of goodwill to be recorded during the years ended December 31, 2005, January 1, 2005 or December 27, 2003.

LONG-LIVED ASSET IMPAIRMENTS — On at least an annual basis, the Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

REVENUE RECOGNITION — Revenues are recognized when products are shipped as all risk of loss transfers to the Company’s customer upon shipment except as noted below related to sales to the DoD. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded. Actual discounts, returns and other allowances totaled $6.8 million, $4.8 million and $2.7 million during fiscal 2005, 2004 and 2003, respectively. All United States government combat boot production contracts are fixed price with multi-year options exercisable at the discretion of the government. The Company’s current boot contract requires a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the government’s Quality Assurance Representative, thereby transferring ownership to the government. After inspection and acceptance, the Company invoices and receives payment from the government, and warehouses and distributes the related boots against government requisition orders. The government owned inventory is segregated in the Company’s warehouse.

SHIPPING AND HANDLING FEES AND COSTS —  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” costs billed to customers related to shipping and handling costs incurred in delivering product to the customer are included in net sales. Related costs incurred are included in cost of goods sold. Shipping and handling costs incurred in bringing finished products or raw materials to our warehouse are capitalized as part of inventory. Costs associated with our own distribution and warehousing are recognized as expense as incurred and are included in selling, general and administrative expenses.

COST OF GOODS SOLD — Cost of goods sold includes the landed cost of inventory (which includes shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs), production mold expenses and inventory reserves. Cost of goods sold may not be comparable to those of other entities as a result of recognizing warehousing costs within selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT COSTS — Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $1.8 million in 2005, $759,000 in 2004, and $139,000 in 2003 and are included in selling, general and administrative.

ADVERTISING PROGRAMS — We expense advertising costs as incurred. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. The Company participates in certain qualified cooperative advertising programs to reimburse a portion of certain advertising and marketing costs that customers may incur. Advertising and marketing costs that qualify for reimbursement include the cost of mailing catalogues or placing an advertisement in newspapers, magazines, and television and radio programs. We recognize advertising costs associated with these programs in accordance with EITF 01-9 Accounting for Consideration Given

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by a Vendor to a Customer or a Reseller of the Vendors Products. To qualify for reimbursement under the program the customer is required to provide proper supporting documents that detail the type of advertisement being placed and the specific cost to place the advertisement. As supported by these documents, we receive a separate identifiable benefit that has an estimable fair value and therefore, we recognize these costs as an advertising expense. The Company’s portion of the costs incurred are recognized in selling, general and administrative expenses in the period when the catalogue is mailed or when the advertisement is first placed. The amounts charged to expense related to cooperative advertising programs were $361,000 in fiscal 2005, $281,000 in fiscal 2004, and $213,000 in fiscal 2003 and are included in selling, general and administrative. Including amounts charged to cooperative advertising programs, the Company charged to expense, advertising costs of $1.9 million in fiscal 2005, $2.4 million in fiscal 2004 and $0.9 million in fiscal 2003.

INCOME TAXES — The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

PER SHARE DATA — In addition to shares held by the public, the Company’s defined contribution 401(k) savings plan held approximately 359,000 and 485,000 shares as of December 31, 2005 and January 1, 2005, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven year period which commenced in 2002 (See Note 6). Basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

	2005	2004	2003

Basic net earnings per share:
Net earnings	$1,191,000	$2,983,000	$941,000

Weighted average common shares outstanding	7,760,000	5,794,000	3,963,000
Basic net earnings per share	$0.15	$0.51	$0.24

Diluted net earnings per share:
Net earnings	$1,191,000	$2,983,000	$941,000

Weighted average common shares outstanding	7,760,000	5,794,000	3,963,000
Effect of stock options outstanding	369,000	483,000	387,000

Weighted average common and potential common shares outstanding	8,129,000	6,277,000	4,350,000
Diluted net earnings per share	$0.15	$0.48	$0.22

Options to purchase shares of common stock which totaled 580,000, 332,500 and 200,000 in 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

CONCENTRATION OF CREDIT RISK — Financial instruments that potentially subject the Company to credit risks consist primarily of accounts receivable and other receivables. Companies in the retail industry

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprise a significant portion of the accounts receivable balance; collateral is not required. The Company monitors its exposure for credit losses on all receivables and maintains allowances for anticipated losses. Five of our largest customers in the aggregate constituted 45% of trade accounts receivable outstanding at December 31, 2005. Two of our largest customers in the aggregate constituted 16% of trade accounts receivable outstanding at January 1, 2005. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

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

STOCK-BASED COMPENSATION — SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

The Company does not grant options at an exercise price below the fair market value of the Company’s common stock at the date of grant. Accordingly, no compensation cost has been recognized for such options granted. In connection with the exercise of options, the Company realized income tax benefits of $131,000, $158,000 and $17,000 in fiscal 2005, 2004 and 2003, respectively that have been credited to additional paid-in capital.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, the Company’s net earnings and earnings per share would have been:

	2005	2004	2003

Net earnings:
As reported	$1,191,000	$2,983,000	$941,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,581,000)	(1,256,000)	(423,000)

Pro forma	($390,000)	$1,727,000	$518,000

Basic net earnings per share:
As reported	$0.15	$0.51	$0.24
Pro forma expense	(0.20)	(0.21)	(0.11)
Pro forma	$(0.05)	$0.30	$0.13

Diluted net earnings per share:
As reported	$0.15	$0.48	$0.22
Pro forma expense	(0.20)	(0.20)	(0.10)
Pro forma	$(0.05)	$0.28	$0.12

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan purchases under the fair value method of SFAS No. 123. The fair value of options was estimated at the date of grant using the Black-Scholes

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation model for option pricing with the following assumptions for 2005, 2004 and 2003: a risk-free interest rate of 2.75%, 4.13% and 3.92%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 45.1%, 45.5% and 44.0%, respectively, and an expected life of an option of 6.0, 9.2 and 9.4 years, respectively. The effects of applying SFAS No. 148 in this proforma disclosure are not indicative of future amounts. SFAS No. 148 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised 2004) eliminates the use of APB Opinion No. 25. On April 14, 2005, the S.E.C. adopted a new rule, Staff Accounting Bulletin (“SAB”) No. 107, amending the effective date for SFAS No. 123 (Revised 2004). Under the effective date provisions included in SFAS No. 123 (Revised 2004), the Company would have been required to implement SFAS No. 123 (Revised 2004) as of the first interim or annual reporting period that begins after June 15, 2005. SAB No. 107 allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of the next fiscal year that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123 (Revised 2004) are affected by SAB No. 107.

The Company will adopt SFAS No. 123 (Revised 2004) in the first quarter of 2006. The precise impact of the adoption of SFAS No. 123 (Revised 2004) will have on the Company has not been determined at this time. The fair value of stock options used to compute the proforma disclosures is estimated using the Black-Scholes model. This model requires the input of subjective assumptions, including the expected volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Had the Company adopted SFAS No. 123 (Revised 2004) in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the above SFAS No. 148 proforma table.

On February 24, 2005, the Board of Directors approved the accelerated vesting of options to acquire 440,333 shares of common stock held by employees and non-employee directors that would have otherwise vested over the next three years. All options that were accelerated as of February 24, 2005 had exercise prices in excess of the market price of our common stock on that date. The primary purpose of the acceleration of vesting of these options was to eliminate the future compensation expense that we would have otherwise been required to recognize in our consolidated statement of operations with respect to these options once the revised FASB Statement No. 123, Accounting for Stock-Based Compensation, became effective for reporting periods beginning in January 2006. As a result of the acceleration, we estimated to avoid recognition of approximately $2.5 million of compensation expense over the course of the original vesting period of these options.

SEGMENTS — The Company’s operating segments have been classified into four business segments: footwear and apparel, premium footwear, military boot operations and accessories. The footwear and apparel operation designs, develops and markets various moderately-priced branded dress and casual footwear and apparel,

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however these boots and used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. The accessories operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers.

FOREIGN CURRENCY TRANSLATION — The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. At December 31, 2005 and January 1, 2005, cumulative translation adjustments were ($4,000) and $0, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued FASB Staff Position, 109-1 (“FSP SFAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. In FSP SFAS 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The guidance in FSP SFAS 109-1 was effective December 21, 2004 and through the end of fiscal 2005, had no impact on the Company’s results of operations or its financial position. The

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company expects to reach a conclusion on its ability to qualify for certain tax deductions under FSP SFAS 109-1 by the end of its fiscal 2006.

In December 2004, the FASB issued FSP SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP SFAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As of December 31, 2005, the Company cannot reasonably estimate a range of possible amounts of unremitted earnings as the Company is still assessing its ability to qualify for repatriation of earnings under the provisions under FSP SFAS 109-2.

On June 7, 2005, the FASB issued Statement No. 154 (SFAS 154), Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on our financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”.) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6I did not have a material effect on the Company’s consolidated financial position or results of operations.

RECLASSIFICATIONS — Certain reclassifications have been made to the 2004 financial statements to conform to the classifications used in 2005.

2.	INVENTORIES

The components of inventories as of December 31, 2005 and January 1, 2005, net of reserves were:

	2005	2004

Raw materials	$3,995,000	$1,861,000
Work in process	1,286,000	807,000
Finished goods	31,951,000	25,649,000

	$37,232,000	$28,317,000

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and nonamortizable intangible assets during fiscal 2004 and fiscal 2005 are as follows:

		Non-Amortizable
	Goodwill	Intangibles

Balance at December 27, 2003	$6,680,000	$3,820,000

Increase from acquisitions	20,644,000	14,155,000
Adjustments to purchase price allocation from prior acquisitions	176,000	—

Balance at January 1, 2005	27,500,000	17,975,000
Increase from acquisitions	5,735,000	5,017,000
Payments of contingent earnout considerations and adjustments to purchase price allocation from prior acquisitions	2,741,000	—

Balance at December 31, 2005	$35,976,000	$22,992,000

Changes in goodwill and nonamortizable intangible assets during fiscal 2005 and 2004 related primarily to the acquisition of Altama, Chambers Belt and Tommy Bahama and the payment of earn-out amounts due to current and former management members of the Royal Robbins brand.

The changes in the carrying amounts of amortizable intangible assets during fiscal 2004 and fiscal 2005 are as follows:

		Amortizable Intangibles
	Gross	Amortization	Net

Balance at December 27, 2003	$1,825,000	$(59,000)	$1,766,000

Increase from acquisitions	$3,413,000	$—	$3,413,000
Amortization Expense		$(451,000)	$(451,000)

Balance at January 1, 2005	5,238,000	(510,000)	4,728,000
Increase from acquisitions	8,581,000		8,581,000
Amortization Expense		$(1,227,000)	$(1,227,000)

Balance at December 31, 2005	$13,819,000	$(1,737,000)	$12,082,000

Changes in amortizable intangibles during fiscal 2005 and 2004 related primarily to the acquisition of Altama, Chambers Belt and Tommy Bahama.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following as of December 31, 2005 and January 1, 2005:

	Useful Life
	(Years)	2005	2004

Non-amortizing:
Trademarks and tradenames	—	$15,357,000	$10,340,000
DoD relationship	—	7,635,000	7,635,000

Total		$22,992,000	$17,975,000

Amortizing:
Customer lists	1-13	$9,049,000	$3,222,000
Covenant not to compete	2-5	4,730,000	1,982,000
Other	5	39,000	39,000
Less: Accumulated Amortization		(1,736,000)	(515,000)

Total		$12,082,000	$4,728,000

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During fiscal 2005 and 2004 aggregate amortization expense was approximately $1,227,000 and $451,000, respectively.

Amortization expense related to intangible assets at December 31, 2005 in each of the next five fiscal years and beyond is expected to be incurred as follows:

2006	$1,646,000
2007	1,666,000
2008	1,670,000
2009	1,469,000
2010	1,019,000
Thereafter	4,612,000

$12,082,000

4.	PLANT AND EQUIPMENT, net

Plant and Equipment as of December 31, 2005 and January 1, 2005 respectively, consisted of the following:

	2005	2004

Land and buildings	$821,000	$923,000
Machinery, furniture and equipment	2,943,000	2,184,000
Leasehold improvements	1,225,000	390,000
Computer hardware and software	2,037,000	1,391,000
Vehicles	73,000	77,000

	7,099,000	4,965,000
Less accumulated depreciation	2,561,000	1,435,000

Plant and equipment — net	$4,538,000	$3,530,000

Depreciation expense for the years ended December 31, 2005, January 1, 2005 and December 27, 2003 totaled $1,056,000, $768,000 and $259,000, respectively.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing facilities under operating lease agreements and a manufacturing facility under a capital lease which expired in December 2005:

Future minimum commitments under the lease agreements are as follows:

Year ending December:
2006	$899,000
2007	309,000
2008	238,000
2009	225,000
2010	165,000
Thereafter	39,000

Total	$1,875,000

Rent expense for the years ended December 31, 2005, January 1, 2005 and December 27, 2003 totaled $1,236,000, $630,000 and $231,000, respectively.

During the fourth quarter of fiscal 2005, the Company implemented the initial phase of a plan to close down certain administrative and distribution operations of Tommy Bahama footwear. As of December 31, 2005, the Company accrued for these estimated costs which primarily consisted of relocation of distribution operations to a third party distribution company and severance expected to be paid to employees in 2006. We estimated these costs to approximate $90,000.

In connection with its acquisition of Chambers Belt, the Company agreed to pay as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2006 and 2007, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with its other brands. The $1.25 million represents management’s current estimate of the potential earn-out cash payments the Company may be required to pay. Actual payments may vary from these estimated amounts.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

6.	BENEFIT PLANS

  DEFINED CONTRIBUTION PLAN

The Company has a defined contribution 401(k) savings plan (“the Plan”) covering substantially all employees of the Company. Following the termination of the Company’s defined benefit pension plan in 2001, the net cash surplus of $2.0 million was contributed to the Plan. Subsequently, the Plan acquired 782,000 shares of the Company’s common stock at a price per share of $2.575, which was based on an independent appraisal. The unallocated shares in the Plan have been classified as treasury stock in stockholders’ equity. Compensation expense is recognized as the shares are allocated to the participants, which is expected to occur over a seven-year period

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which began in 2002. The amount allocated to participants during the years ended December 31, 2005, January 1, 2005 and December 27, 2003 was $935,000 (126,000 shares), $854,000 (114,000 shares) and $402,000 (119,000 shares), respectively. In addition, the Company’s matching contribution to the Plan totaled $0, $0 and $24,000 in 2005, 2004 and 2003, respectively. The Company terminated the matching contribution during 2003.

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

Current assets	$4,320,000
Property, plant and equipment	15,000
Intangible assets, subject to amortization	794,000
Goodwill and unamortizable intangibles	4,330,000

Total assets acquired	9,459,000
Current liabilities	(2,455,000)
Net deferred tax liability	(550,000)

Net assets acquired	$6,454,000

Of the $4.3 million of acquired goodwill and unamortizable intangible assets, $1.2 million was allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $794,000 which are subject to amortization have a weighted-average useful life of approximately 9 years. The intangible assets subject to amortization include wholesale customer list of $700,000 (ten year weighted-average useful life), retail customer list of $46,000 (five year weighted-average useful life), non-compete agreement of $23,000 (two year weighted-average useful life) and website of $25,000 (five year weighted-average useful life).

On October 31, 2003, we acquired the Royal Robbins apparel brand through the purchase of all the outstanding shares of Royal Robbins, Inc. a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $406,000 in acquisition related expenses, plus contingent earn-out cash payments. The contingent earn-out payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. In June 2004 in connection with this earn-out agreement we paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004. In June 2005 in connection with this earn-out agreement we paid $2.8 million relating to the results achieved for the 12-month period ended May 31, 2005. The number of common shares issued was determined based on the average market price of the Company’s common shares over the 10-day trading period ending on the second to last day prior to the closing date of the acquisition. Robbins is engaged in the import and sale of casual and outdoor apparel.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at October 31, 2003, the date of acquisition.

Current assets	$4,449,000
Property, plant and equipment	513,000
Other assets	6,000
Intangible assets, subject to amortization	1,031,000
Goodwill and unamortizable intangibles	4,672,000

Total assets acquired	10,671,000
Current liabilities	(502,000)
Contingent liability	(1,942,000)
Net deferred tax liability	(1,340,000)

Net assets acquired	$6,887,000

Of the $4.7 million of acquired goodwill and unamortizable intangible assets, $2.6 million was allocated to registered trademarks and tradenames that are not subject to amortization. Intangible assets totaling $1.0 million which are subject to amortization have a weighted-average useful life of approximately 11 years. The intangible assets subject to amortization include wholesale customer list of $766,000 (thirteen year weighted- average useful life), non-compete agreement of $250,000 (five year weighted-average useful life) and website of $15,000 (five year weighted-average useful life). The Company also recorded a $1.9 million contingent liability which reflected the potential payments the Company was required to make in connection with the earn-out.

On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus an earn-out payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million. In addition, we incurred approximately $740,000 in acquisition related expenses and entered into a $1.7 million non-compete agreement with the former owner of Altama, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.

Under the terms of the stock purchase agreement, we agreed to pay the previous owner $2.0 million in consideration for a five-year covenant-not-to-compete and other restrictive covenants. We also entered into a two-year consulting agreement with the previous owner which provides for an annual consulting fee of $100,000. The results of Altama’s operations have been included in the consolidated financial statements since the date of acquisition. Altama has manufactured military footwear for the DoD, for 37 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/ Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at July 19, 2004, the date of acquisition.

Current assets	$9,209,000
Property, plant and equipment	1,705,000
Intangible assets, subject to amortization	3,413,000
Goodwill and unamortizable intangibles	34,732,000

Total assets acquired	49,059,000
Current liabilities	(2,801,000)
Net deferred tax liability	(6,077,000)

Net assets acquired	$40,181,000

Of the $34.7 million of acquired goodwill and unamortizable intangible assets, $6.5 million was allocated to registered trademarks and tradenames and $7.6 million was allocated to the DoD relationship that are not subject to amortization. Intangible assets totaling $3.4 million which are subject to amortization have a weighted-average useful life of approximately 6.5 years. The intangible assets subject to amortization include commercial customer list of $1.7 million (eight year weighted-average useful life) and non-compete agreement of $1.7 million (five year weighted-average useful life).

On January 8, 2006, the Company entered into an agreement which modified the terms of the Altama acquisition. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in escrow and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. The escrow shares remain held by the escrow agent for resale and are outstanding for legal purposes, but decrease treasury shares for accounting purposes. As a result of this transaction the Company expects to record a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.6 million during the first quarter period ended April 1, 2006.

The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Trask, Robbins and Altama had occurred on January 1, 2003.

	Fiscal 2004	Fiscal 2003
Pro forma net sales	$100,899,000	$94,846,000
Pro forma net income	$5,839,000	$4,605,000
Basic Pro forma net income per share	$0.79	$0.63
Diluted Pro forma net income per share	$0.75	$0.60

The pro forma financial information does not necessarily reflect the result that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. Pro forma results assume incremental interest expense the Company likely would have incurred had the acquisitions occurred on January 1, 2003. The pro forma calculations do not reflect any synergies that might be achieved from combining operations.

On June 29, 2005, the Company acquired substantially all of the assets of Chambers Belt Company for approximately $22.0 million, plus contingent earn-out payments subject to Chambers Belt meeting certain post-closing sales requirements. As part of the transaction, the Company incurred approximately $1.7 million in acquisition related expenses and entered into a $3.0 million non-compete agreement with four of Chambers Belt’s

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders and officers, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $19.7 million in cash, and 374,462 shares of common stock valued at $2.0 million.

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

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at June 29, 2005, the date of acquisition. The purchase price allocation is subject to refinement based upon management’s final conclusions.

Current assets	$11,587,000
Property, plant and equipment	753,000
Intangible assets, subject to amortization	8,119,000
Goodwill and unamortizable intangibles	8,348,000

Total assets acquired	28,807,000
Less liabilities	(6,780,000)

Net assets acquired	$22,027,000

Of the $8.3 million of acquired goodwill and unamortizable intangible assets, $1.9 million was allocated to the value of the Chambers workforce and $767,000 was allocated to registered trademarks and tradenames. Intangible assets totaling $8.1 million which are subject to amortization have a weighted-average useful life of approximately 14.0 years. The intangible assets subject to amortization include commercial customer list of $2.7 million (17 year weighted-average useful life), a licensing agreement of $2.6 million (20 year useful life) and non-compete agreement of $2.8 million (5 year useful life).

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at August 4, 2005, the date of acquisition. The preliminary purchase price allocation is subject to refinement based upon completion of a formal valuation of the assets by an independent third party and management’s final conclusions.

Current assets	$5,432,000
Property, plant and equipment	66,000
Intangible assets, subject to amortization	462,000
Goodwill and unamortizable intangibles	2,403,000

Total assets acquired	8,363,000
Less liabilities	(2,071,000)

Net assets acquired	$6,292,000

Of the $2.4 million of acquired goodwill and unamortizable intangible assets, $2.3 million was preliminarily allocated to registered trademarks and tradenames. Intangible assets totaling $462,000 which are subject to amortization have a weighted-average useful life of approximately 8 years. The intangible assets subject to amortization include commercial customer lists.

The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Chambers Belt and Tommy Bahama footwear occurred on January 1, 2004.

	2005	2004

Pro forma net sales	$139,313,000	$134,929,000
Pro forma net income	$1,233,000	$4,058,000
Basic Pro forma net income per share	$0.16	$0.70
Diluted Pro forma net income per share	$0.15	$0.65

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. Pro forma results assume incremental interest expense the company likely would have incurred had the acquisitions occurred on January 1, 2004. The pro forma calculations do not reflect any synergies that might be achieved from combining the operations.

8.	DEBT

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 3, 2005, the Company and M&T entered into an Amended and Restated Credit Facility Agreement (the “Amended Credit Agreement”) in connection with its acquisition of Tommy Bahama Footwear. This Amended Credit Agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the Amended Credit Agreement. The Amended Credit Agreement increased the existing line of credit from $24 million to $28 million and added a $7 million bridge loan used for the acquisition of Tommy Bahama Footwear. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus 0.75%. The borrowings under the Amended Credit Agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The amended credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility is $28 million (subject to a borrowing base formula). The bridge loan was due December 31, 2005. At December 31, 2005, LIBOR with a 90-day maturity was 4.53% and the prime rate was 7.00%. In addition, the payment or declaration of dividends and distributions is restricted. The Company is permitted to pay dividends on its common stock as long as it is not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the amended Credit Agreement, is no greater than 2 to 1. Under the terms of the amended Credit Agreement, the borrowing base for the revolver is based on certain balances of accounts receivable and inventory. The borrowing base formula contains inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.

As of the end of our year ended December 31, 2005, the Company was not in compliance with its average borrowed funds to EBITDA ratio covenant. As of March 31, 2006. The Company had not submitted audited financial statements to its lender within 90 days of its fiscal year end, in accordance with the Amended Credit Agreement. On March 29, 2006, The Company obtained waivers from its lender of the ratio covenant default and were provided an amendment from the lender, extending the requirement to provide audited financial statements to the lender with 120 days of its fiscal year end. On March 31, 2006, the Company entered into an amendment to its Amended Credit Agreement to modify these covenants for the remainder of fiscal 2006.

The bridge loan was initially due December 31, 2005. The Company obtained four one-month extensions of the bridge loan maturity date, the most recent occurring on March 31, 2006, extending the maturity date until May 1, 2006. The Company is currently in discussions with its lender to further modify the maturity date of the bridge to a future period better aligned with its expected ability to retire this obligation. The Company anticipates that its lender will agree to amend its bridge loan terms in this manner.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt as of December 31, 2005 and January 1, 2005 consisted of the following:

	2005	2004

Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR rate of 6.44%;	$16,000,000	$—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .375%;	5,091,000	—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 275 basis points	—	5,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .25%	—	7,500,000
Term loan payable to bank in variable quarterly installments through 2011, interest due monthly at LIBOR plus 3.5%	27,450,000	—
Term loan payable to bank in annual installments of $750,000 through 2006, interest due monthly at LIBOR plus 300 basis points	—	1,500,000
Term loan payable to bank in quarterly installments of $150,000 through 2008, interest due monthly at LIBOR plus 300 basis points	—	2,250,000
Term loan payable to bank in monthly installments of $25,000 through 2008, interest due monthly at LIBOR plus 300 basis points	—	1,175,000
Term loan payable to bank in monthly installments of $167,000 through 2009, interest due monthly at LIBOR plus 300 basis points	—	9,167,000
Bridge loan payable to bank on December 31, 2005, interest due monthly at LIBOR plus 3.5% or the prime rate plus .75%	7,000,000	—
Note payable to financial institution; collateralized by vehicle; interest at 0%; principal payable $493 monthly; remaining principal balance due July 2007	—	15,000

	55,541,000	26,607,000
Less: current portion	9,425,000	3,656,000

Noncurrent portion	$46,116,000	$22,951,000

The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.0 million, was $5.9 million as of December 31, 2005.

The aggregate principal payments of notes payable are as follows:

2006	$9,425,000
2007	3,175,000
2008	3,525,000
2009	3,975,000
2010	35,441,000

Total	$55,541,000

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Income tax expense for the years ended December 31, 2005, January 1, 2005 and December 27, 2003 consisted of:

	2005	2004	2003

Current:
Federal	$1,553,000	$1,861,000	$477,000
State	455,000	442,000	172,000

	2,008,000	2,303,000	649,000
Deferred:
Federal	(852,000)	(196,000)	185,000
State	(181,000)	(117,000)	152,000

	(1,033,000)	(313,000)	337,000

Total	$975,000	$1,990,000	$986,000

The difference between tax computed at the statutory federal income tax rate and the Company’s reported tax expense is as follows:

	2005	2004	2003

Expense at statutory rate	$737,000	$1,691,000	$655,000
State and other taxes — net of federal tax benefit	134,000	212,000	137,000
Items not deductible	48,000	41,000	151,000
Change in tax rate	—	—	24,000
Puerto Rico tollgate taxes	66,000	—	—
Other	(10,000)	46,000	19,000

Income tax expense	$975,000	$1,990,000	$986,000

As of December 31, 2005 and January 1, 2005, the Company had approximately $97,000 of federal net operating loss carryforwards which begin to expire in 2023. As of December 31, 2005 and January 1, 2005 the Company had approximately $713,000 and $1,009,000, respectively, of net operating loss carryforwards available for Georgia State tax purposes, which begin to expire in 2018.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the Company’s deferred income tax asset (liability) as of December 31, 2005 and January 1, 2005 are as follows:

	2005
	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$473,000	$—
UNICAP	—	198,000
Inventory	—	376,000
Other accruals	—	293,000
Net operating loss carryforwards	—	34,000

LIABILITIES
Pension	—	(360,000)
Depreciation	—	(107,000)
Tollgate taxes	—	(219,000)
Purchased Intangibles	—	(8,344,000)
Other accruals	—	—

Deferred income tax liability	$473,000	$(8,129,000)

	2004
	Current	Noncurrent

ASSETS
Non-deductible bad debt reserves	$596,000	$—
UNICAP	219,000	—
Inventory	49,000	—
Other accruals	140,000	110,000
Net operating loss carryforwards	—	38,000

LIABILITIES
Pension	(471,000)	—
Depreciation	—	(168,000)
Tollgate Taxes		(193,000)
Purchased Intangibles	—	(9,052,000)
Other accruals	(277,000)	—

Deferred income tax liability	$256,000	$(9,265,000)

The change in net deferred income tax liability from the year ended January 1, 2005 to the year ended December 31, 2005 totaled approximately $1.4 million. This decrease in net deferred tax liability was a result of the Company realizing a net deferred tax benefit of $1.1 million and an adjustment to goodwill of $318,000. These adjustments related to a change in state effective tax rates due to the acquisition of Altama in fiscal 2004.

10.	LIABILITY TO FORMER STOCKHOLDERS

The consolidated balance sheet as of December 31, 2002 included an obligation of approximately $1.8 million and accrued interest of $280,000 to dissenting stockholders of Penobscot Shoe Company. This liability arose prior to the acquisition of Penobscot and was assumed by the Company. On May 30, 2003 the Company received from the

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Superior Court in Penobscot County, Maine its decision which stated dissenting Penobscot stockholders were entitled to $7.94 per common share, which represented $2.06 more per share than the amount the Company paid at the time of the acquisition. Additionally, the ruling granted interest to the dissenting stockholders bringing the total judgment to $3.1 million. As a result, during fiscal 2003 the Company recorded in Other expense, net $733,000 of litigation related legal and settlement expenses and $376,000 of interest expense. The Company used $500,000 in cash and increased its notes payable — line of credit in the amount of $2.6 million to pay the settlement.

11.	STOCKHOLDERS’ EQUITY

On May 22, 2003, the Board of Directors authorized a two-for-one stock split which became effective on June 12, 2003. All references in these consolidated financial statements and notes related to numbers of shares and per share amounts have been restated to reflect the effect of the stock split.

The Company has a 2001 Long-Term Incentive Plan. Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. In 2005, the Company began issuing performance-based stock rights which cliff vest based on specifically defined performance criteria and expire generally within a three year period if the performance criteria have not been met. The Company has reserved 1,500,000 shares of its common stock for issuance under the Plan. In addition to the stock options and stock rights outstanding under the Plan, the Company has granted options to two separate major stockholders in consideration for debt or debt guarantees. Options outstanding and exercisable under these arrangements totaled 802,000 as of December 31, 2005, 522,000 as of January 1, 2005 and 322,000 as of December 27, 2003. The Plan is administered by the compensation committee of the Board of Directors.

The employee stock awards and rights activity for the years ended December 31, 2005, January 1, 2005 and December 27, 2003 is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2005	Price	2004	Price	2003	Price

Options and rights outstanding, beginning of year	1,082,000	$7.53	648,000	$4.03	356,000	$2.89
Options and rights granted	393,000	$5.11	611,000	$10.30	332,000	$4.97
Options and rights exercised	(139,000)	$2.51	(100,000)	$3.20	(31,000)	$1.65
Options and rights cancelled	(141,000)	$7.66	(77,000)	$5.80	(9,000)	2.57

Options and rights outstanding — end of year	1,195,000	$7.30	1,082,000	$7.53	648,000	$4.03

Options and rights exercisable — end of year	802,000	$8.50	522,000	$5.58	322,000	$3.04

The outstanding stock awards and rights as of December 31, 2005 have an exercise price ranging from $0.00-$13.33 per share and expire at various dates through June 2015.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock awards and rights outstanding and exercisable at December 31, 2005.

	Options and Rights Outstanding			Options and Rights Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
Range of Exercise Price	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price

$0.00 to $1.78	45,000	8.6 years	$0.49	13,000	$1.74
$3.13 to $3.63	160,000	7.0 years	$3.40	121,000	$3.43
$4.45 to $5.95	410,000	9.3 years	$5.51	88,000	$5.40
$6.77 to $7.05	85,000	8.0 years	$6.99	85,000	$6.99
$8.10 to $8.91	178,000	5.2 years	$8.58	178,000	$8.58
$11.00 to $11.40	227,000	8.6 years	$11.35	227,000	$11.35
$13.33	90,000	8.5 years	$13.33	90,000	$13.33

Total	1,195,000	8.0 years	$7.30	802,000	$8.50

All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. All stock rights are awarded based on the achievement of specifically defined performance criteria. The weighted average fair value of the stock awards granted was $2.92, $6.05, and $3.02 for fiscal 2005, 2004, and 2003, respectively. The fair value of each stock award is estimated on the date of the award using the Black-Scholes option pricing model with the following weighted average assumptions used for awards in 2005: risk-free interest rate of 2.75%; expected dividend yield of 0%; expected life of 6.0 years; and expected volatility of 45%. In 2004, the assumptions were: risk-free interest rate of 4.13%; expected dividend yield of 0%; expected life of 9.2 years; and expected volatility of 45%. In 2003, the assumptions were: risk-free interest rate of 3.92%; expected dividend yield of 0%; expected life of 9.4 years; and expected volatility of 44%. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date. There was no compensation cost related to Stock Awards recognized in the statement of operations during fiscal 2005, 2004 or 2003.

In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of December 31, 2005 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants contain piggyback registration rights that expire seven years from the closing of the offering. The warrants expire on July 18, 2009.

12.  OTHER EXPENSE, NET

For the year ended December 31, 2005 other expense net totaled $617,000, which primarily consists of severance costs related to the termination of the Company’s former President and other employees.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SEGMENT INFORMATION

For the fiscal year ended December 31, 2005, the Company’s operating segments were classified into four segments: footwear and apparel, premium footwear, military boot operations and accessories. Through the acquisition of Chambers Belt in 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama footwear the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment and prior year numbers related to H.S. Trask were reclassified to conform to current year presentation.

The footwear and apparel operation designs, develops and markets various moderately-priced branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. The accessories operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers.

Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in corporate expenses during fiscal 2005 is due to increased spending on information technology systems and initiatives addressing Sarbanes Oxley compliance.

In our footwear and apparel segment there were no customers that exceeded 10% of the segments net sales for fiscal 2005. In the premium footwear segment, sales to Nordstrom’s department stores represented 20.4% of net sales in fiscal 2005, and no other customer exceeded 10% of this segment’s net sales in fiscal 2005. In our military boot segment sales to the DoD represented 68.4% of net sales in fiscal 2005. No other customer exceeded 10% of this segments net sales. In the accessories segment, sales to Wal-mart department stores represented 50.0% of net sales for the period we owned Chambers belt in fiscal 2005. No other customer exceeded 10% of this segments net sales in fiscal 2005. One foreign customer represented 2.0% of the footwear and apparel segment for fiscal 2005. No other foreign companies represented any material sales for any one segment or on a consolidated basis for fiscal 2005.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	December 27,
	2005	2005	2003

Net Revenues
Footwear and Apparel	$52,887,000	$55,710,000	$35,112,000
Premium Footwear	13,283,000	7,040,000	3,965,000
Military Boots	23,022,000	13,636,000	—
Accessories	19,997,000	—	—

	$109,189,000	$76,386,000	$39,077,000

Operating Income (loss)
Footwear and Apparel	$7,021,000	$8,662,000	$6,077,000
Premium Footwear	(215,000)	(642,000)	720,000
Military Boots	2,846,000	2,107,000	—
Accessories	1,876,000	—	—
Reconciling Items(1)	(5,867,000)	(4,266,000)	(4,250,000)

	$5,661,000	$5,861,000	$2,547,000

Identifiable Assets
Footwear and Apparel	$24,194,000	$26,283,000	$24,033,000
Premium Footwear	15,357,000	8,870,000	3,380,000
Military Boots	13,987,000	12,600,000	—
Accessories	22,116,000	—	—
Goodwill
Footwear and Apparel	6,553,000	3,725,000	3,614,000
Premium Footwear	3,168,000	3,100,000	3,066,000
Military Boots	20,577,000	20,675,000	—
Accessories	5,678,000	—	—
Non-amortizable intangibles
Footwear and Apparel	2,590,000	2,590,000	2,590,000
Premium Footwear	3,577,000	1,230,000	1,230,000
Military Boots	14,155,000	14,155,000	—
Accessories	2,670,000	—	—
Reconciling Items(2)	4,269,000	4,952,000	—

	$138,891,000	$98,180,000	$37,913,000

Depreciation and Amortization
Footwear and Apparel	$630,000	$716,000	$276,000
Premium Footwear	136,000	96,000	41,000
Military Boots	1,004,000	407,000	—
Accessories	513,000	—	—

	$2,283,000	$1,219,000	$317,000

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	December 27,
	2005	2005	2003

Capital Expenditures
Footwear and Apparel	$292,000	$96,000	$45,000
Premium Footwear	—	235,000	14,000
Military Boots	876,000	286,000	—
Accessories	48,000	—	—
Reconciling Items(3)	40,000	352,000	267,000

	$1,256,000	$969,000	$326,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in corporate expenses during fiscal 2005 is due to increased spending on legal, information technology systems and initiatives addressing Sarbanes Oxley compliance.

(2)	Identifiable assets are comprised of net receivables, net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the four segments and includes amortizable intangibles and other assets.

(3)	Represents capital expenditures of our corporate office not utilized by management in determining segment performance.

14.	RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The President and CEO of Chambers Belt Company, a wholly owned subsidiary of the Company, each own an equity interest in Maquiladora Chambers de Mexico, S.A.. As of December 31, 2005, there were no outstanding amounts due to or from the Company and Maquiladora Chambers de Mexico, S.A.. Since the Company’s acquisition of substantially all of the assets of Chambers Belt Company on June 29, 2005, the Company has purchased a total of $835,000 in production related services from Maquiladora Chambers de Mexico, S.A.

15.	SUBSEQUENT EVENT

On January 8, 2006, the Company entered into an agreement with the seller of Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which the Company acquired Altama. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company,

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

196,967 in the Company shares held in escrow and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. As a result of this transaction the Company expects to record a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.6 million during the first quarter period ended April 1, 2006.

16.	RESTATEMENT

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

The restatement resulted in an increase of $1.5 million in total assets and total liabilities at December 27, 2003 and an increase of $7.1 million in total assets and total liabilities at January 1, 2005. Net sales, net income, earnings per share, net assets and stockholders’ equity for the fiscal years ended January  1, 2005, December 27, 2003, and December 31, 2002 remained unchanged.

A summary of the effects of the restatement are as follows:

	January 1, 2005		December 27, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Goodwill	$20,374,000	$27,500,000	$5,178,000	$6,680,000
Deferred income tax liability	$2,139,000	$9,265,000	$1,235,000	$2,737,000

* * * * *

(3) Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)
2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)
2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)
2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)
2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)
3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))
3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))
3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))
10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))
10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*
10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000 (incorporated by reference to exhibit 10.4 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)). *

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*
10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*
10.8	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.9	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*
10.10	Employment Agreement by and between Phoenix Footwear Group, Inc. and Richard E. White, dated June 15, 2004 (incorporated by reference to Exhibit No. 10.18 to the Phoenix Footwear Group, Inc. Registration Statement on Form S-2, Amendment No. 1 (File No. 333-114109) filed on June 16, 2004, as amended).*
10.11	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**
10.12	Amendment dated September 23, 2005 to the award/contract by and between The Defense Supply Center Philadelphia and Altama Delta Corporation dated September 23, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.13	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.14	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.15	Employment Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.16	Employment Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.17	Employment Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.18	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.19	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.20	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.21	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.22	Credit Facility Agreement by and between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 29, 2005 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.23	Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.24	Third Amended and Restated Revolving Credit and Term Loan Agreement Amendment Number 1 dated as of February 1, 2005 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for February 1, 2005 (SEC File No. 001-31309))
10.25	$4,000,000 Overline Credit Note dated February 1, 2005 by Phoenix Footwear Group, Inc. in favor of Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K for February 1, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.26	Amended and Restated Credit Facility Agreement Amendment No. 1 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for January 5, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.27	Amended and Restated Credit Facility Agreement Amendment No. 2 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated January 31, 2006
10.28	Amended and Restated Credit Facility Agreement Amendment No. 3 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated February 28, 2006
10.29	Amended and Restated Credit Facility Agreement Amendment No. 4 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 31, 2006
10.30	Covenant Waiver — Amendment No. 5 to Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 29, 2006
10.31	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**
10.32	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))
10.33	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.34	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*
10.35	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation
21	Subsidiaries of Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Grant Thornton LLP
24	Power of Attorney
31.1	Certification of Richard E. White pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.