Form 10-Q
period 2006-04-01
PHOENIX FOOTWEAR GROUP INC
filed 2006-05-16
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31309
PHOENIX FOOTWEAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	15-0327010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5759 Fleet Street, Suite 220	92008
Carlsbad, California
(Address of principal executive offices)	(Zip Code)
(760) 602-9688
(Registrant’s telephone number, including area code)
[None]
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006

[Common Stock, $.01 par value per share]	8,366,547 shares

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	April 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$538,000	$566,000
Accounts receivable (less allowances of $1,751,000 in 2006 and $1,313,000 in 2005)	32,489,000	21,803,000
Inventories — net	38,162,000	37,232,000
Other current assets	2,211,000	1,915,000
Deferred income tax asset	473,000	473,000

Total current assets	73,873,000	61,989,000
PLANT AND EQUIPMENT — Net	4,520,000	4,538,000
OTHER ASSETS:
Goodwill	33,667,000	35,976,000
Unamortizable intangibles	22,992,000	22,992,000
Intangible assets, net	10,546,000	12,082,000
Other assets — net	1,002,000	1,314,000

Total other assets	68,207,000	72,364,000

TOTAL ASSETS	$146,600,000	$138,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,049,000	$13,215,000
Accrued expenses	4,410,000	3,752,000
Notes payable — current	60,191,000	9,425,000
Other current liabilities	1,045,000	1,466,000
Income tax payable	722,000	79,000

Total current liabilities	81,417,000	27,937,000
OTHER LIABILITIES:
Notes payable — noncurrent	—	25,025,000
Note payable, line of credit	—	21,091,000
Other long-term liabilities	1,838,000	2,685,000
Deferred income tax liability	8,129,000	8,129,000

Total other liabilities	9,967,000	56,930,000

Total liabilities	91,384,000	84,867,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 8,367,000 shares issued in 2006 and 2005	84,000	84,000
Additional paid-in-capital	45,902,000	45,520,000
Retained earnings	12,524,000	9,494,000
Accumulated other comprehensive loss	(32,000)	(4,000)

	58,478,000	55,094,000

Less: Treasury stock at cost, 455,000 and 378,000 shares in 2006 and 2005, respectively	(3,262,000)	(1,070,000)

Total stockholders’ equity	55,216,000	54,024,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,600,000	$138,891,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
NET SALES	$40,342,000	$26,400,000
COST OF GOODS SOLD	24,639,000	15,842,000

GROSS PROFIT	15,703,000	10,558,000

OPERATING EXPENSES:
Selling, general and administrative expenses	11,687,000	7,545,000
Other (income) expense — net	(1,394,000)	613,000

Total operating expenses	10,293,000	8,158,000

OPERATING INCOME	5,410,000	2,400,000
INTEREST EXPENSE	1,369,000	432,000

EARNINGS BEFORE INCOME TAXES	4,041,000	1,968,000
INCOME TAX PROVISION	1,011,000	787,000

NET EARNINGS	$3,030,000	$1,181,000

NET EARNINGS PER SHARE (Note 5)
Basic	$.38	$.16

Diluted	$.37	$.15

SHARES OUTSTANDING:
Basic	7,874,235	7,428,151

Diluted	8,206,983	7,853,406

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,030,000	$1,181,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	591,000	401,000
Allocation of shares in defined contribution plan	161,000	233,000
Loss on disposal of long-lived assets	90,000	—
Non-cash share-based compensation	45,000	—
Changes in assets and liabilities (net of impact of acquisitions):
(Increase) decrease in:
Accounts receivable — net	(10,686,000)	(5,542,000)
Inventories — net	(930,000)	1,799,000
Other current receivable	54,000	793,000
Other current assets	175,000	842,000
Other noncurrent assets	52,000	86,000
Increase (decrease) in:
Accounts payable	1,835,000	(2,599,000)
Accrued expenses	658,000	(1,496,000)
Other liabilities	(132,000)	(100,000)
Income taxes payable	643,000	—

Net cash (used by) provided by operating activities	(4,414,000)	(4,402,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(271,000)	(94,000)
Proceeds from disposal of property and equipment	13,000	—

Net cash used by investing activities	(258,000)	(94,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on note payable-line of credit	5,600,000	5,050,000
Repayments of notes payable	(956,000)	(931,000)
Issuance of common stock	—	327,000

Net cash provided by (used by) financing activities	4,644,000	4,446,000

NET DECREASE IN CASH	(28,000)	(50,000)
CASH — Beginning of period	566,000	694,000

CASH — End of period	$538,000	$644,000

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:	$1,207,000	$351,000

Interest
Income taxes	$398,000	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2006, the Company received 196,967 of its Common Stock previously held in escrow in connection with a reduction in the purchase price recorded for its acquisition of Altama in 2004 (see note 13, Settlement of Claims).	$2,500,000	—
See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Description of Business and Summary of Significant Accounting Policies
1. Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three months ended April 1, 2006, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.
Liquidity
     The Company has a $63 million secured credit facility with its bank. As of April 1, 2006, the Company had $60.2 million outstanding under this facility, including a $7.0 million bridge loan due June 1, 2006. In the future, the Company may incur additional indebtedness in connection with other acquisitions or for other purposes. All of the Company’s assets are pledged as collateral to secure this bank debt.
     The Company was in default of two of its financial covenants as of April 1, 2006. The Company obtained a waiver from its bank related to the violations of these financial covenants. The Company anticipates that it will be in default of these two financial covenants as of the end of its second fiscal quarter ended July 1, 2006, as the result, in part, of the severance charge the Company will recognize related to the resignation of its CEO in May 2006. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company reclassified its long-term debt as current liabilities as of the end of its first quarter of fiscal 2006. The Company anticipates obtaining an appropriate amendment so that it will be in compliance with its debt covenants as of the end of its second fiscal quarter of 2006 and it can reclassify the approximately $50 million long-term portion of its bank debt to long-term liabilities. There can be no assurance, however, when and if this loan modification will occur.
     The Company is currently in discussions with its lender to extend the term of its $7.0 million bridge loan. The Company does not anticipate that it will be able to pay off the bridge loan by the June 1, 2006 deadline, which would place it in default under its credit facility. The Company anticipates that its lender will agree to extend the term of this bridge loan, although there can be no assurance that these discussions will be successful or that the Company will be able to comply with any future maturity date. If the Company is unable to obtain the expansion of this bridge loan, its business will be materially and adversely affected. The Company may be required to seek other financing resources at a significantly higher cost.
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
Accounting Period
     Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The first quarters consisted of the 13 weeks ended April 1, 2006 and April 2, 2005.

Reclassifications
     Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006.
Critical Accounting Policies
     As of April 1, 2006, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2005.
2. Inventories
     The components of inventories as of April 1, 2006 and December 31, 2005, net of reserves were:

	April 1, 2006	December 31, 2005
Raw materials	$4,898,000	$3,995,000
Work in process	1,510,000	1,286,000
Finished goods	31,754,000	31,951,000

	$38,162,000	$37,232,000

3. Goodwill and Intangible Assets
     The changes in the carrying amounts of goodwill and nonamortizable intangible assets during the first quarter of fiscal 2006 are as follows:

		Non-Amortizable
	Goodwill	Intangibles
Balance at December 31, 2005	$35,976,000	$22,992,000

Adjustments to purchase price allocation from prior acquisitions	(2,309,000)	—

Balance at April 1, 2006	$33,667,000	$22,992,000

     Changes in goodwill and nonamortizable intangible assets during the first quarter of fiscal 2006 related to the return of shares to the Company in conjunction with the Altama purchase price reduction (see note 13 Settlement of Claims) and additions to goodwill related to the acquisition of Chambers Belt and Tommy Bahama footwear.
     The changes in the carrying amounts of amortizable intangible assets during the first quarter of fiscal 2006 are as follows:

		Amortizable Intangibles
	Gross	Amortization	Net
Balance at December 31, 2005	$13,818,000	$(1,736,000)	$12,082,000

Altama purchase price adjustment	(1,704,000)	495,000	(1,209,000)
Amortization Expense		$(327,000)	$(327,000)

Balance at April 1, 2006	$12,114,000	$(1,568,000)	$10,546,000

     Changes in amortizable intangibles during the first quarter of fiscal 2006 related to the termination of a non-compete agreement related to the Altama purchase price reduction and amortization of other intangibles.
     Intangible assets consist of the following as of April 1, 2006 and December 31, 2005:

	Useful Life
	(Years)	2006	2005
Non-amortizing:
Trademarks and tradenames	—	$15,357,000	$15,357,000
DoD relationship	—	7,635,000	7,635,000

Total		$22,992,000	$22,992,000

Amortizing:
Customer lists	1-13	$9,049,000	$9,049,000
Covenant not to compete	2-5	3,026,000	4,730,000
Other	5	39,000	39,000
Less: Accumulated Amortization		(1,568,000)	(1,736,000)

Total		$10,546,000	$12,082,000

     Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 13 years. During the first quarter of fiscal 2006 aggregate amortization expense was approximately $327,000 as compared to $164,000, for the comparative period of fiscal 2005.
4. Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.
     In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans:

Three Months
Ended
April 1, 2006
Cost of sales	$—
Selling, general and administrative	45,000

Pre-tax stock-based compensation expense	45,000
Income tax benefit	8,000

Total stock-based compensation expense	$37,000

     There were no significant capitalized stock-based compensation costs at April 1, 2006. There were no modifications to stock option awards during the three month period ended April 1, 2006. The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time it is considered probable that all the defined performance-based criteria will be achieved. The remaining unrecognized compensation cost related to unvested awards at April 1, 2006 is $674,000 and the weighted-average period of time over which this cost will be recognized is 2.5 years. This amount does not include the cost of any additional options or rights that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company did not realize income tax benefits in the three months ended April 1, 2006 that have been credited to additional paid-in capital.
     The fair value of stock options and rights at date of grant was estimated using the Black-Scholes model. The expected life of employee stock options and rights is determined using historical data of employee exercises and represents the period of time that stock options and rights are expected to be outstanding. The risk free interest rate is based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility is based on the historical volatilities of the Company’s Common Stock. The Black-Scholes model was used with the following assumptions:

April 1,
2006
Expected life (years)	6
Risk-free interest rate	3.95%
Expected volatility	43.76%
Expected dividend yield	0.0%
     The following table summarizes the stock option and rights transactions during the three months ended April 1, 2006:

		April 1, 2006
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	life	intrinsic
	Shares	price	(in years)	value
Options and rights outstanding December 31, 2005	1,195,000	$7.30

Granted	40,000	0.00
Exercised	—	—
Canceled	(50,000)	7.01

Options and rights outstanding April 1, 2006	1,185,000	$7.07	7.8	$553,000

Options and rights exercisable April 1, 2006	790,000	$8.34	7.0	$2,000

     The weighted-average grant-date fair value of stock options and rights granted during the three months ended April 1, 2006 is $5.28.
     SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options and rights exercised were $0 during the three months ended April 1, 2006.
     Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
     During the three months ended April 2, 2005 there were no options that were granted at exercise prices below fair market value. All options were granted at an exercise price equal to the fair market value of the Company’s stock at the date of grant. Accordingly, no compensation cost was recognized for such options granted. In connection with the exercise of options, the Company realized income tax benefits in the three months ended April 2, 2005 that have been credited to additional paid-in capital.
     Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

Three Months
Ended
April 2, 2005
Net earnings, as reported	$1,181,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,610,000)

Proforma net loss	$(1,429,000)

Basic earnings per common share
As reported	$0.16
Proforma	$(0.19)

Three Months
Ended
April 2, 2005
Diluted earnings per common share
As reported	$0.15
Proforma	$(0.19)
     Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

April 2,
2005
Expected life (years)	9
Risk-free interest rate	4.10%
Expected volatility	45%
Expected dividend yield	0%
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

	Three Months Ended
	April 1,	April 2,
	2006	2005
Basic net earnings per share:
Net earnings	$3,030,000	$1,181,000
Weighted average common shares outstanding	7,874,235	7,428,151
Basic net earnings per share	$0.38	$0.16

Diluted net earnings per share:
Net earnings	$3,030,000	$1,181,000
Weighted average common shares outstanding	7,874,235	7,428,151
Effect of stock options outstanding	332,748	425,255

Weighted average common and potential common shares outstanding	8,206,983	7,853,406
Diluted net earnings per share	$0.37	$0.15

     In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 239,000 shares as of April 1, 2006, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first quarter of 2006, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.
6. Contingent Liabilities
     In connection with its acquisition of Chambers Belt, the Company agreed to pay as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2006 and 2007, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with its other brands. Management’s current estimate of the potential earn-out cash payments the Company may be required to pay is $1.25 million for 2006 and 2007. Actual payments may vary from these estimated amounts.

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
     On February 1, 2005, the Company entered into Amendment Number 1 (the “Amendment”) to the credit agreement between the Company and M&T. The Amendment, among other things, established a $4 million overline credit facility in addition to the $18 million revolving credit facility already existing under the credit agreement. The overline credit facility expired on May 30, 2005 and all borrowings under that facility were due and payable on that date. Until May 30, 2005, Phoenix’s combined availability under the overline credit facility and revolving credit facility was $22 million, subject to a borrowing base formula. The Amendment revised the borrowing base formula to remove until May 30, 2005 the inventory caps which had applied to each of the Company’s product lines. The Amendment also modifies the financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     On June 29, 2005, the Company entered into a new Credit Facility Agreement with M&T in connection with its acquisition of Chambers Belt Company (“Chambers”). This amended credit agreement replaced the Company’s prior credit agreement with M&T for a new $52.0 million credit facility. The new credit facility was an increase of approximately $19.0 million over the prior credit facility with M&T. The new credit agreement establishes up to a $24.0 million revolving credit facility, a $5.0 million swing line loan and a $28.0 million term loan. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The term loan has an interest rate of LIBOR plus 3.5%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under the credit facility are due and payable on that date. At April 1, 2006, LIBOR with a 90-day maturity was 4.83% and the prime rate was 7.75%. The Company’s availability under the revolving credit facility is $24.0 million and is subject to a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     On August 4, 2005, the Company and M&T entered into an Amended and Restated Credit Facility Agreement (the “Amended Credit Agreement”). This Amended Credit Agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the Amended Credit Agreement. The Amended Credit Agreement increases the existing line of credit from $24 million to $28 million and adds a $7 million bridge loan used for the acquisition of The Paradise Shoe Group, LLC. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus .75%. The borrowings under the Amended Credit Agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The amended credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility are $28 million (subject to a borrowing base formula). The bridge loan is due June 1, 2006, and may be prepaid at any time. The Amended Credit Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     Debt as of April 1, 2006 and December 31, 2005 consisted of the following:

	April 1,	December 31,
	2006	2005
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR rate of 6.44%;	$16,000,000	$16,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus .375%;	10,291,000	5,091,000
Term loan payable to bank in variable quarterly installments through 2011, interest due monthly at LIBOR plus 3.5%	26,900,000	27,450,000

	April 1,	December 31,
	2006	2005
Bridge loan payable to bank on June 1, 2006, interest due monthly at LIBOR plus 3.5% or the prime rate plus .75%	7,000,000	7,000,000

	60,191,000	55,541,000
Less: current portion	60,191,000	9,425,000

Noncurrent portion	$—	$46,116,000

     The aggregate principal payments of notes payable are as follows:

One year or less	$60,191,000
One to three years	—
Three to five years	—

Total	$—

8. Other (income) expenses — net
     Other (income) expense-net, was ($1,394,000) for the three months ended April 1, 2006 and consisted primarily of a $1.5 million net gain associated with a purchase price reduction related to the Company’s Altama acquisition (see note 13, Settlement of Claims). Other expense for the three months ended April 2, 2005 of $613,000 consisted primarily of severance and management restructuring costs.

9. Operating Segment Information
     Beginning in fiscal 2005, the Company’s operating segments were classified into four segments: footwear and apparel, premium footwear, military boot operations and accessories. The footwear and apparel operation designs, develops and markets various moderately-priced branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the Department of Defense (“DoD”) which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. The accessories operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers.
     Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific.
     In the Company’s footwear and apparel segment, sales to REI represented 11% of net sales for the three months ended April 1, 2006 and 8% of net sales for the three months ended April 2, 2005. No other customer exceeded 10% of net sales for either period. In the premium footwear segment, sales to Nordstrom’s department stores represented 16% of net sales the three months ended April 1, 2006 and no other customer exceeded 10% of this segment’s net sales in the period. No customer exceeded 10% of this segment’s net sales for the three months ended April 2, 2005. In the military boot segment sales to the DoD represented 70% of net sales for the three months ended April 1, 2006 and 55% of net sales for the three months ended April 2, 2005. No other customer exceeded 10% of this segments net sales for either period. In the accessories segment, sales to Wal-Mart department stores represented 53% of net sales for the three months ended April 1, 2006. No other customer exceeded 10% of this segments net sales for the period. Net sales to foreign customers represented 7% and 5% of total sales for the three months ended April 1, 3006 and April 2, 2005, respectively. No single foreign customer represented more than 10% of net sales for any segment for the three months ended April 1, 2006 and April 2, 2005.

	Three Months	Three Months
	Ended	Ended
	April 1,	April 2,
	2006	2005
Net Revenues
Footwear and Apparel	$18,778,000	$17,545,000
Premium Footwear	6,694,000	2,036,000
Military Boots	7,186,000	6,819,000
Accessories	7,684,000	—

	$40,342,000	$26,400,000

Operating Income (loss)
Footwear and Apparel	$4,609,000	$3,475,000
Premium Footwear	(460,000)	(38,000)
Military Boots	1,097,000	1,054,000
Accessories	393,000	—
Reconciling Items(1)	(229,000)	(2,091,000)

	$5,410,000	$2,400,000

Depreciation and Amortization
Footwear and Apparel	$97,000	$143,000
Premium Footwear	59,000	40,000
Military Boots	185,000	218,000
Accessories	250,000	—

	$591,000	$401,000

Capital Expenditures
Footwear and Apparel	$58,000	$26,000
Premium Footwear	5,000	—
Military Boots	109,000	—
Accessories	27,000	—
Reconciling Items(2)	72,000	68,000

	$271,000	$94,000

	As of	As of
	April 1,	December 31,
	2006	2005
Identifiable Assets
Footwear and Apparel	$30,211,000	$24,194,000
Premium Footwear	18,948,000	15,357,000
Military Boots	14,427,000	13,987,000
Accessories	22,131,000	22,116,000
Goodwill
Footwear and Apparel	6,553,000	6,553,000
Premium Footwear	3,342,000	3,168,000
Military Boots	18,077,000	20,577,000
Accessories	5,695,000	5,678,000
Non-amortizable intangibles
Footwear and Apparel	2,590,000	2,590,000
Premium Footwear	3,577,000	3,577,000
Military Boots	14,155,000	14,155,000
Accessories	2,670,000	2,670,000
Reconciling Items(3)	4,224,000	4,269,000

	$146,600,000	$138,891,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The decrease in corporate expenses during the first quarter of fiscal 2006 is primarily due to the $1.5 million net gain related to the Altama purchase price reduction settlement and the reduction of severance and management restructuring costs.

(2)	Represents capital expenditures of our corporate office not utilized by management in determining segment performance.

(3)	Identifiable assets are comprised of net receivables, net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the four segments and includes amortizable intangibles and other assets.
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

Current assets	$11,587,000
Property, plant and equipment	753,000
Intangible assets, subject to amortization	8,119,000
Goodwill and unamortizable intangibles	8,365,000

Total assets acquired	28,824,000
Less liabilities	(6,780,000)

Net assets acquired	$22,044,000

     Of the $8.4 million of acquired goodwill and unamortizable intangible assets, $1.9 million was allocated to the value of the Chambers workforce and $767,000 was allocated to registered trademarks and tradenames. Intangible assets totaling $8.1 million which are subject to amortization have a weighted-average useful life of approximately 14.0 years. The intangible assets subject to amortization include commercial customer list of $2.7 million (17 year weighted-average useful life), a licensing agreement of $2.6 million (20 year useful life) and non-compete agreement of $2.8 million (5 year useful life).
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

Current assets	$5,432,000
Property, plant and equipment	66,000
Intangible assets, subject to amortization	462,000
Goodwill and unamortizable intangibles	2,578,000

Total assets acquired	8,538,000
Less liabilities	(2,071,000)

Net assets acquired	$6,467,000

     Of the $2.6 million of acquired goodwill and unamortizable intangible assets, $2.3 million was preliminarily allocated to registered trademarks and tradenames. Intangible assets totaling $462,000 which are subject to amortization have a weighted-average useful life of approximately 8 years. The intangible assets subject to amortization include commercial customer lists.

     The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Chambers Belt and Tommy Bahama footwear occurred on January 2, 2005.

Three Months
Ended
April 2, 2005
Pro forma net sales	$40,852,000
Pro forma net income	$1,470,000
Basic Pro forma net income per share	$0.19
Diluted Pro forma net income per share	$0.18
     The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. Pro forma results assume incremental interest expense the company likely would have incurred had the acquisitions occurred on January 2, 2005. The pro forma calculations do not reflect any synergies that might be achieved from combining the operations.
11. Related Parties
     The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The President and CEO of Chambers Belt Company, a wholly owned subsidiary of the Company, each own an equity interest in Maquiladora Chambers de Mexico, S.A. As of April 1, 2006, there were no outstanding amounts due to or from the Company and Maquiladora Chambers de Mexico, S.A. For the three months ended April 1, 2006, the Company has purchased a total of $373,000 in production related services from Maquiladora Chambers de Mexico, S.A.
12. Comprehensive Income
     Comprehensive income is defined as all changes in net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented:

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income	$3,030,000	$1,181,000
Other comprehensive income:
Foreign currency translation	32,000	—

Comprehensive income	$2,998,000	$1,181,000

13. Settlement of Claims
     On January 8, 2006, the Company entered into an agreement with the seller of Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which the Company acquired Altama. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in escrow valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. As a result of this transaction the Company recorded a reduction in goodwill of $2.5 million related to the return of 196,967 of the Company’s shares, a corresponding increase in treasury stock of $2.5 million, a reduction in intangible assets of approximately $1.7 million and an after-tax gain of approximately $1.5 million during the first quarter period ended April 1, 2006.

14. Subsequent Event
     On May 10, 2006, the Company accepted the resignation of President, Chief Executive Officer and Director, Richard E. White. Mr. White has agreed to consult with Phoenix Footwear during a leadership transition period. The Board of Directors has appointed Jim Reedman, Chairman, to serve in the additional capacity as Chief Executive Officer. In connection with Mr. Whites resignation the Company and Mr. White entered into a severance and release agreement. Under the terms of the severance and release agreement Mr. White will receive among other things, his current salary and certain employee benefits payable monthly through November 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” below.
     References to our “ fiscal 2004 ” refer to our fiscal year ended January 1, 2005, references to our “ fiscal 2005 ” refer to our fiscal year ended December 31, 2005, and references to our “ fiscal 2006 ” refer to our fiscal year ending December 30, 2006.
Overview
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

Results of Operations
     The following table sets forth selected consolidated operating results for each of the quarterly periods indicated, presented as a percentage of net sales.

	Quarter Ended
	April 1,	April 2,
	2006	2005
Net sales	100%	100%
Costs of goods sold	61%	60%
Gross profit	39%	40%
Selling, general and administrative and other expenses	29%	29%

Operating income	13%	9%
Interest expense	3%	2%

Earnings before income taxes	10%	7%
Income tax expense	2%	3%

Net earnings	8%	4%

Fiscal Quarter Ended April 1, 2006 Compared to Fiscal Quarter Ended April 2, 2005.
Consolidated Net Sales
     Consolidated net sales for the first quarter of fiscal 2006 were $40.3 million compared to $26.4 million for the first quarter of fiscal 2005, representing a $13.9 million or 53% increase. Of this increase, $12.0 million is attributable to acquired brand revenue associated with the Chambers Belt and Tommy Bahama footwear brand acquisitions that occurred during late 2005. These acquisitions added net sales of $7.7 million and $4.3 million, respectively, during the current quarter. Net sales from the Company’s brands held for more than one year (Trotters, SoftWalk, H.S. Trask, Royal Robbins and Altama) increased $1.9 million or 7.3%. This increase was primarily related to sales associated with the Company’s newly formed Canadian subsidiary which contributed $2.2 million in Royal Robbins’ product sales for the first quarter of fiscal 2006 as compared to zero sales during the same period in fiscal 2005. This revenue was previously recognized through a third party royalty distribution agreement.
Consolidated Gross Profit
     Consolidated gross profit for the first quarter of fiscal 2006 increased 49% to $15.7 million as compared to $10.6 million for the comparable prior year period. Gross profit as a percentage of net sales decreased to 39% compared to 40% in the comparative prior year period. The increase in gross profit is primarily attributable to acquired brand gross profit of $2.7 million and $1.0 million from the Chambers Belt and Tommy Bahama Footwear acquisitions, respectively. The decrease in gross profit margin as a percentage of sales resulted from lower margins realized in both the Tommy Bahama and Chambers Belt brands compared to those margins realized by the Company’s other branded product lines. Gross profit for Chambers Belt and Tommy Bahama Footwear for their fiscal first quarters of 2005, prior to our acquisition of these brands, totaled $3.4 million and $2.1 million, respectively.
Consolidated Operating Expenses
     Consolidated selling, general and administrative, or SG&A, expenses were $11.7 million, or 29% of net sales, for the first quarter of fiscal 2006 as compared to $7.5 million or 29% of net sales for the first quarter of fiscal 2005. This dollar increase was primarily related to increased operating costs of $3.6 million associated with the acquisition of the Tommy Bahama and Chambers Belt brands during the second half of fiscal 2005 along with increased costs associated with supporting higher sales volumes. Operating expenses for Chambers Belt and Tommy Bahama footwear for the first fiscal quarter of 2005, prior to our acquisition of these brands, totaled $2.8 million and $1.2 million, respectively. We anticipate that our fiscal 2006 SG&A expenses will increase as a result of our fiscal 2005 acquisitions.
Adoption of SFAS No. 123 (Revised 2004)
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the first quarter of fiscal 2006, we recognized $45,000 in compensation costs. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).
     Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the first quarter of fiscal 2005, we recognized $0 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”
Consolidated Other (Income) Expense — Net
     Consolidated “Other (income) expense — net” totaled $1.4 million in other income for the first quarter of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition. On January 8, 2006 we entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which we acquired Altama. As a result of the agreement, the total price paid by us for Altama was reduced approximately $1.5 million in cash, 196,967 in Phoenix Footwear shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction we recorded a net gain of $1.5 million in the first quarter of fiscal 2006. Other (income) expense – net for the first quarter of fiscal 2005 totaled $613,000 which consisted primarily of severance and management restructuring costs.
Consolidated Interest Expense
     Consolidated interest expense for the first quarter of fiscal 2006 was $1.4 million as compared to $432,000 for the first quarter of fiscal 2005. The increase in interest expense during fiscal 2006 was a result of increased levels of debt and working capital indebtedness associated with our Chambers Belt and Tommy Bahama footwear brand acquisitions during fiscal 2005 and increased interest rates.
Consolidated Income Tax Provision
     We recorded income tax expense for the first quarter of fiscal 2006 of $1.0 million as compared to $787,000 for the prior year comparable period. Our effective tax rate during the first quarter of fiscal 2006 was 25% and it is anticipated that the effective tax rate during the remainder of fiscal 2006 will be 40%. The decrease in our effective tax rate for the first quarter of fiscal 2006 was primarily attributable to the Altama purchase price reduction transaction, a portion of which was considered non-taxable for income tax purposes. Our effective tax rate during the same period of fiscal 2005 was 40%.
Consolidated Net Earnings
     Our net earnings for the first quarter of fiscal 2006 were $3.0 million as compared to $1.2 million for the first quarter of fiscal 2005. Our net earnings per diluted share was $0.37 for the first quarter of fiscal 2006 as compared to $0.15 per diluted share for the comparable period of fiscal 2005. The increase in net earnings is attributable to increased sales volume, improved operating efficiencies and the net gain associated with the Altama purchase price reduction transaction recorded in the first quarter of fiscal 2006.
Footwear and Apparel Business
Net Sales
     Net sales for the first quarter of fiscal 2006 were $18.8 million compared to $17.5 million for the first quarter of fiscal 2005, representing a 7% increase. Net sales for our Royal Robbins brand increased $2.5 million or 29% which was partially offset by a decrease of approximately $1.2 million or 14% in our SoftWalk and Trotters brands for the comparative period. The overall increase in the segment was primarily attributable to $2.2 million in increased revenues through our newly formed Canadian subsidiary which is currently distributing Royal Robbins product direct to Canadian retailers. The decrease in our Trotters and SoftWalk brand net sales for the current quarter as compared to the prior year period was primarily attributable to lower sales volumes related to the loss of a large department store customer and lower close-out sales during the current fiscal quarter.
Gross Profit
     Gross profit for the first quarter of fiscal 2006 increased 14% to $9.2 million as compared to $8.1 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales increased to 50% compared to 47% in the prior comparative fiscal quarter. The increase in gross profit primarily relates to enhanced margins realized on direct sale of product to Canadian retailers through our newly formed Canadian subsidiary and a lower level of close-out sales associated with our Trotters and SoftWalk brands.
Operating Expenses
     SG&A expenses were $4.6 million, or 25% of net sales in this segment for the first quarter of fiscal 2006 as compared to $4.6 million or 26% of net sales for the comparable period of fiscal 2005. Approximately $300,000 in reduced operating expenses for this segment were offset by expenditures of approximately the same amount incurred in initiating operations of our Canadian subsidiary.
Premium Footwear Business
Net Sales
     Net sales for the first quarter of fiscal 2006 were $6.7 million compared to $2.0 million for the first quarter of fiscal 2005, representing a $4.7 million increase. This increase is primarily attributable to acquired brand revenue of $4.3 million from the acquisition of the Tommy Bahama footwear brand in the third quarter of fiscal 2005. The H.S. Trask brand realized a $331,000 or 16% increase in net sales for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Net sales for the Tommy Bahama footwear brand for its first fiscal quarter of 2005, prior to our acquisition of the brand, totaled $5.9 million.
Gross Profit
     Gross profit for the first quarter of fiscal 2006 increased to $1.7 million as compared to $736,000 for the comparable prior fiscal year while gross profit as a percentage of net sales decreased from 36% to 26% for the same comparable period. The increase in gross profit dollars included $961,000 of acquired brand gross profit from the acquisition of the Tommy Bahama footwear brand in the third quarter of fiscal 2005. The decrease in gross profit margin as a percentage of sales resulted from lower margins realized from the Tommy Bahama product line associated with royalty fee costs as compared to gross margins realized by the H.S Trask brand. Additionally, the current quarter sales included higher close-out sales related to our continued focus on managing down certain styles of slow moving inventory. Gross profit for the Tommy Bahama footwear brand for its first fiscal quarter of 2005, prior to our acquisition of the brand, totaled $2.1 million. We expect the gross margin percentages for this segment to approximate 34% during the remainder of fiscal 2006.
Operating Expenses
     SG&A expenses were $2.2 million or 33% of net sales in this segment for the first quarter of fiscal 2006 as compared to $774,000 or 38% of net sales for the comparable period of fiscal 2005. Of this increase, $1.3 million is attributable to operating expenses of the Tommy Bahama footwear brand acquired during the third quarter of fiscal 2005 along with increased costs associated with supporting higher sales volumes. Operating expenses for the Tommy Bahama footwear brand for its first fiscal quarter of 2005, prior to our acquisition of the brand, totaled $1.2 million.
Military Boot Business
Net Sales
     Net sales for the first quarter of fiscal 2006 were $7.2 million for the Military Boot segment an increase of 5% as compared to $6.8 million of net sales for the prior year quarter. Sales to the DoD were $5.0 million or 70% of total net sales for our military boot business and sales to commercial customers were $2.2 million or 30% of total net sales for our military boot business. The increase in net sales during the current year period was related to increased DoD product deliveries. Our DoD contract expires in

September 2006, unless extended by the DoD. We anticipate that the DoD will begin the solicitation process for the renewal of this contract in early summer 2006.
Gross Profit
     Gross profit for the first quarter of fiscal 2006 was $2.0 million or 28% of net sales for this segment as compared to gross profit of $1.7 million or 25% for the first quarter of fiscal 2005. The increase in gross profit dollars was primarily attributable to lower per unit manufacturing costs associated with increased production levels.
Operating Expenses
     Direct SG&A expenses were $921,000 or 13% of net sales for this segment for the first quarter of fiscal 2006, compared to $662,000 or 10% of net sales for the first quarter of fiscal 2005. This increase in direct SG&A expenses in fiscal 2006 as compared to the prior year period is attributable to the increased levels of selling and advertising, expenditures related to new commercial product line introductions, the development of new institutional products and relocation expenses associated with a change in third party distribution services.
Accessories Business
Net Sales
     Net sales for the first quarter of fiscal 2006 were $7.7 million compared to zero for the first quarter of fiscal 2005. As we acquired Chambers Belt in the second quarter of fiscal 2005, results of Chambers Belt is not included in our financial results for the first quarter of fiscal 2005. Net sales for the Chambers Belt brand for its first fiscal quarter of 2005, prior to our acquisition of the brand, totaled $8.6 million.
Gross Profit
     Gross profit for the first quarter of fiscal 2006 was $2.7 million or 35% of net sales. As we acquired Chambers Belt in the second quarter of fiscal 2005, results of Chambers Belt is not included in our financial results for the first quarter of fiscal 2005. Gross profit for the Chambers Belt brand for its first fiscal quarter of 2005, prior to our acquisition of the brand, totaled $3.4 million.
Operating Expenses
     Operating expenses for the first quarter of fiscal 2006 totaled $2.3 million compared to zero for the first quarter of fiscal 2005. As we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” on January 1, 2006, we recognized $23,000 in compensation cost in this segment for the first fiscal quarter of 2006. As we acquired Chambers Belt in the second quarter of fiscal 2005, results of Chambers Belt is not included in our financial results for the first quarter of fiscal 2005. Operating expenses for the Chambers Belt brand for its first fiscal quarter of 2005, prior to our acquisition of the brand, totaled $2.8 million.
Seasonal and Quarterly Fluctuations
     The following sets forth our consolidated net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$26,400	$15,353	$34,275	$33,161

Income (loss) from operations	$2,400	$(1,193)	$2,814	$1,640

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$40,342	$—	$—	$—

Income (loss) from operations	$5,410	$—	$—	$—
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
          We were in default of one of our average borrowed funds to EBITDA covenants as of December 31, 2005 but obtained a waiver from our bank related to this violation in March 2006. On March 31, 2006, we entered into an amendment to our credit facility to modify the financial covenants pertaining to the average borrowed funds to EBITDA ratio, cash flow coverage ratio and the current ratio, for the remainder of fiscal 2006. Notwithstanding this amendment, we were in default of our average borrowed funds to EBITDA ratio, cash flow coverage ratio covenants as of April 1, 2006. We obtained a waiver from our bank for these violations on May 9, 2006. We anticipate that we will be in default of these two financial covenants as of the end of our second fiscal quarter ended July 1, 2006, as the result, in part, of the severance charge we will recognize related to the resignation of our CEO in May 2006. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, we reclassified our long-term debt as current liabilities as of April 1, 2006. The Company anticipates obtaining an appropriate amendment so that it will be in compliance with its debt covenants as of the end of its second fiscal quarter of 2006 and it can reclassify the approximately $50 million long-term portion of its bank debt to long-term liabilities. There can be no assurance, however, when and if this loan modification will occur.
     On August 3, 2005, in connection with our acquisition of substantially all of the assets of Tommy Bahama footwear, we entered into an amended and restated credit facility agreement with M&T. This agreement replaced our existing credit agreement with M&T of $52 million and increased our availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the new credit agreement. The new credit agreement increased our prior line of credit from $24 million to $28 million and added a $7 million bridge loan that we used for the acquisition of Tommy Bahama footwear. The line of credit has an interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus 0.75%. The borrowings under the new credit agreement are secured by a blanket security interest in all the assets of the Company and our subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. Our availability under the revolving credit facility is $28 million (subject to a borrowing base formula with inventory caps). The new credit agreement also includes financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
The maturity date of our $7.0 million bridge loan was initially December 31, 2005. We have obtained five one-month extensions of the bridge loan maturity date, the most recent occurring on April 26, 2006, extending the maturity date until June 1, 2006. We do not anticipate that we will be able to pay off the bridge loan by the June 1, 2006 deadline. We are currently in discussions with our lender to amend the above-referenced financial covenants, to obtain a waiver from these expected financial covenant violations and also to extend the term of our $7.0 million bridge loan. The failure to pay off our bridge loan by the maturity date, or the violation of our financial covenants, would place us in default under our credit facility. We anticipate that our lender will agree to extend the term of this bridge loan and provide a waiver from violation of these financial covenants, although there can be no assurance that these discussions will be successful or that we will be able to comply with any future maturity date or covenants.
     The outstanding balances for the revolving credit facility and our term loans at April 1, 2006 were $26.3 million and $33.9 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $150,000, was approximately $1.6 million at April 1, 2006. The balance due on the term loan is payable the first day of each calendar quarter with the principal payment increasing annually on the last payment of each year.
          Cash Flows Used By Operations. During the first quarter of fiscal 2006 our net cash used by operating activities was $4.4 million as compared to $4.4 net cash used by operating activities during the comparable period of fiscal 2005. The use of cash by operations in the first quarter of each fiscal year is consistent with the seasonal nature of our business when we typically use cash to acquire inventory while experiencing increased sales with payment terms that extend into our second quarter.
     Working capital at the end of the first quarter of fiscal 2006 was a net deficit of approximately $7.5 million, compared to approximately $34.1 million at the end of fiscal 2005. Excluding the reclassification of all long-term debt to current liabilities as of April 1, 2006, our working capital at the end of the first quarter of fiscal 2006 would have totaled approximately $43.0 million. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. Excluding the reclassification of all long-term debt to current liabilities, our current ratio, the relationship of current assets to current liabilities, would have increased to 2.4 at April 1, 2006 from 2.2 at December 31, 2005. Accounts receivable days sales outstanding decreased from 65 days as of the end of fiscal 2005 to 60 days at the end of the first quarter of fiscal 2006, reflective of seasonality and increased collection efforts.
          Investing Activities. In the first quarter of fiscal 2006, our cash used in investing activities totaled $258,000 compared to cash used totaling $94,000 in the comparable period of fiscal 2005. During the first quarter of fiscal 2006 and fiscal 2005 cash used in investing activities was primarily due to improvements at our manufacturing facilities, further enhancement of our ecommerce platform and expenditures incurred in the continued integration of our operations across all brands.
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
          Financing Activities. For the first quarter of fiscal 2006, our net cash provided by financing activities was $4.6 million compared to cash provided of $4.4 million for the comparable period of fiscal 2005. The cash provided in the current year was primarily due to the proceeds from borrowings made on our revolving line of credit, partially offset by notes payable payments made. This cash was primarily used to purchase inventory to support our sales for the first quarter of fiscal 2006.
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
Contractual Obligations
     In the Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the quarter ended April 1, 2006, there have been no material changes in the contractual obligations specified except for the additional borrowings under our amended credit facility as described above.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements other than operating leases. See “Contractual Obligations” above. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.
Critical Accounting Policies:
     As of April 1, 2006, our consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 1, 2005 with the following exception:
Adoption of SFAS No. 123 (Revised 2004)
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).
     Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the first quarter of fiscal 2005, we recognized $0 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Fluctuations
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
     In the normal course of business, the Company is exposed to foreign currency exchange rate risks that could impact the Company’s results of operations. The Company does not use derivative financial instruments to hedge this exposure nor does it enter into any trading or speculative positions with regard to foreign currency related derivative instruments.
     The Company is exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company transacts business in two foreign currencies worldwide consisting of the Canadian Dollar and the Euro. For most foreign currency transactions, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.
Interest Rate Fluctuations
          We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2005 and April 1, 2006, we had $55.5 million and $60.2 million, respectively, in outstanding borrowings under our credit facility. Note 7 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.
Item 4. Evaluation of Disclosure Controls and Procedures
          An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

          Based upon this evaluation, our CEO and CFO have determined that a material weakness exists in our internal control over financial reporting, and, as a result, our disclosure controls and procedures were ineffective as of April 1, 2006. The material weakness consists of inadequate resources in our accounting and financial reporting group. Our auditors reported this material weakness to us following the conclusion of their audit of our consolidated financial statements as of and for the year ended December 31, 2005. Based on this, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. Our management and auditors believe that the material weakness arose as a result of the significant acquisitions we have recently completed.
          Notwithstanding the material weakness, we believe our unaudited quarterly consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles. In preparing our Exchange Act filings, including this Quarterly Report on Form 10-Q, we implemented processes and procedures to provide reasonable assurance that the identified material weaknesses in our internal control over financial reporting were mitigated with respect to the information that we are required to disclose. As a result, we believe, and our CEO and CFO have certified that, to their knowledge, this Quarterly Report on Form 10-Q does not contain any untrue statements of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this Quarterly Report.
          We have taken corrective action to address the material weakness in our internal controls by recently hiring several individuals in the accounting and financial reporting functions. We are also currently seeking to hire additional accounting and financial reporting personnel, including one or more individuals with SEC reporting experience to supplement our existing staff. We are also reviewing the organizational structure of our accounting and financial group and may realign duties and responsibilities to facilitate compliance with our financial reporting obligations.
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
          Changes in Internal Control Over Financial Reporting
          There has been no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
     The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). As of April 1, 2006, the Company’s risk factors have not materially changed from those disclosed in the Company’s in the Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank
     We have a $63 million secured credit facility with our bank. As of April 1, 2006, we had $60.2 million outstanding under this facility, including a $7.0 bridge loan due June 1, 2006. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.

     We were in default of one of our financial covenants as of December 31, 2005 but obtained a waiver from our bank related to this violation in March 2006. We were in default of two of our financial covenants as of April 1, 2006, notwithstanding a modification of their terms in March 2006, but obtained a waiver from our bank for these violations on May 9, 2006. We anticipate that we will be in default of these two financial covenants as of the end of our second fiscal quarter ended July 1, 2006 primarily as a result of management severance costs we expect to incur related to the recent resignation of our Chief Executive Officer. We are currently in discussions with our lender to amend these financial covenants, to obtain a waiver from these expected financial covenant violations and also to extend the term of our $7.0 million bridge loan. We do not anticipate that we will be able to pay off the bridge loan by the June 1, 2006 deadline. The failure to meet this deadline, or the violation of our financial covenants, would place us in default under our credit facility. We anticipate that our lender will agree to extend the term of this bridge loan and provide a waiver from violation of these financial covenants, although there can be no assurance that these discussions will be successful or that we will be able to comply with any future maturity date or covenants.
     If we default under our credit arrangement but are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Default Upon Senior Securities
     We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants at April 1, 2006 under our amended and restated credit facility agreement with M&T Bank. On May 9, 2005, we obtained a waiver from our lender of these defaults, and are currently in discussions with the lender to amend these financial covenants under the credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None
Item 6. Exhibits

10.1	Amended and Restated Credit Facility Agreement Amendment No. 1 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for January 5, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.2	Amended and Restated Credit Facility Agreement Amendment No. 2 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated January 31, 2006 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.3	Amended and Restated Credit Facility Agreement Amendment No. 3 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated February 28, 2006 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.4	Amended and Restated Credit Facility Agreement Amendment No. 4 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 31, 2006 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.5	Covenant Waiver — Amendment No. 5 to Amended and Restated Credit Facility Agreement between

Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 29, 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.6	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.7	Amended and Restated Credit Facility Agreement Amendment No. 6 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated April 26, 2006 (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 2, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer