Form 10-Q
period 2006-07-01
PHOENIX FOOTWEAR GROUP INC
filed 2006-08-15
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements
PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

		December
	July 1,	31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,054,000	$566,000
Accounts receivable (less allowances of $1,401,000 in 2006 and $1,313,000 in 2005)	26,764,000	21,803,000
Inventories — net	38,572,000	37,232,000
Other current assets	3,418,000	1,915,000
Deferred income tax asset	473,000	473,000

Total current assets	70,281,000	61,989,000
PLANT AND EQUIPMENT — Net	4,421,000	4,538,000
OTHER ASSETS:
Goodwill	33,669,000	35,976,000
Unamortizable intangibles	22,992,000	22,992,000
Intangible assets, net	10,223,000	12,082,000
Other assets — net	924,000	1,314,000

Total other assets	67,808,000	72,364,000

TOTAL ASSETS	$142,510,000	$138,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,470,000	$13,215,000
Accrued expenses	6,634,000	3,752,000
Notes payable — current	56,541,000	9,425,000
Other current liabilities	1,047,000	1,466,000
Income tax payable	—	79,000

Total current liabilities	77,692,000	27,937,000
OTHER LIABILITIES:
Notes payable — noncurrent	—	25,025,000
Note payable, line of credit	—	21,091,000
Other long-term liabilities	1,699,000	2,685,000
Deferred income tax liability	8,129,000	8,129,000

Total other liabilities	9,828,000	56,930,000

Total liabilities	87,520,000	84,867,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 8,383,000 and 8,367,000 shares issued in 2006 and 2005, respectively	84,000	84,000
Additional paid-in-capital	45,988,000	45,520,000
Retained earnings	12,182,000	9,494,000
Accumulated other comprehensive loss	(2,000)	(4,000)

	58,252,000	55,094,000

Less: Treasury stock at cost, 455,000 and 378,000 shares in 2006 and 2005, respectively	(3,262,000)	(1,070,000)

Total stockholders’ equity	54,990,000	54,024,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,510,000	$138,891,000

     See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
NET SALES	$34,871,000	$15,353,000	$75,213,000	$41,753,000
COST OF GOODS SOLD	21,694,000	9,481,000	46,333,000	25,323,000

GROSS PROFIT	13,177,000	5,872,000	28,880,000	16,430,000

OPERATING EXPENSES:
Selling, general and administrative expenses	11,413,000	7,063,000	23,100,000	14,608,000
Other expenses (income) — net	829,000	2,000	(565,000)	615,000

Total operating expenses	12,242,000	7,065,000	22,535,000	15,223,000

OPERATING INCOME (LOSS)	935,000	(1,193,000)	6,345,000	1,207,000
INTEREST EXPENSE	1,470,000	533,000	2,839,000	965,000

EARNINGS (LOSS) BEFORE INCOME TAXES	(535,000)	(1,726,000)	3,506,000	242,000
INCOME TAX PROVISION (BENEFIT)	(193,000)	(685,000)	818,000	102,000

NET EARNINGS (LOSS)	$(342,000)	$(1,041,000)	$2,688,000	$140,000

NET EARNINGS (LOSS) PER SHARE (Note 5)
Basic	$(.04)	$(.14)	$.34	$.02

Diluted	$(.04)	$(.14)	$.33	$.02

SHARES OUTSTANDING:
Basic	7,911,531	7,630,056	7,893,543	7,532,290

Diluted	7,911,531	7,630,056	8,265,301	7,909,540

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,688,000	$140,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	1,216,000	846,000
Allocation of shares in defined contribution plan	323,000	467,000
Loss on disposal of long-lived assets	90,000	—
Non-cash share-based compensation	81,000	—
Changes in assets and liabilities (net of impact of acquisitions):
(Increase) decrease in:
Accounts receivable — net	(4,961,000)	1,749,000
Inventories — net	(1,340,000)	1,508,000
Other current receivable	(41,000)	873,000
Prepaid Income Tax	—	—
Other current assets	(1,068,000)	43,000
Other noncurrent assets	129,000	(2,694,000)
Increase (decrease) in:
Accounts payable	255,000	(2,922,000)
Accrued expenses	2,882,000	(283,000)
Other liabilities	(265,000)	(449,000)
Income taxes payable	(80,000)	—

Net cash used by operating activities	(91,000)	(722,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(474,000)	(221,000)
Proceeds from disposal of property and equipment	13,000	3,000
Acquisitions, net of cash acquired	—	(20,335,000)

Net cash used by investing activities	(461,000)	(20,553,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on note payable-line of credit	7,050,000	32,674,000
Proceeds from notes payable	—	28,000,000
Repayments of notes payable	(6,060,000)	(38,671,000)
Issuance of common stock	50,000	327,000
Debt issuance and other costs	—	(1,079,000)

Net cash provided by financing activities	1,040,000	21,251,000

NET INCREASE (DECREASE) IN CASH	488,000	(24,000)
CASH — Beginning of period	566,000	694,000

CASH — End of period	$1,054,000	$670,000

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$2,579,000	$872,000

Income taxes	$1,700,000	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2006, the Company received 196,967 of its Common Stock previously held in escrow in connection with a reduction in the purchase price recorded for its acquisition of Altama in 2004 see note 13, Settlement of Claims.	$2,500,000	—

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Description of Business and Summary of Significant Accounting Policies
1. Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature, necessary for fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three and six months ended July 1, 2006, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.
Liquidity
     The Company has a $63 million secured credit facility with its bank. As of July 1, 2006, the Company had $56.5 million outstanding under this facility, including a $7.0 million bridge loan that was due August 4, 2006 and has now been extended until September 15, 2006. In the future, the Company may incur additional indebtedness in connection with other acquisitions or for other purposes. All of the Company’s assets are pledged as collateral to secure this bank debt.
     The Company was in default of two of its financial covenants as of April 1, 2006 and July 1, 2006. The Company obtained a waiver from its bank related to the violations of these financial covenants. Without further modification, the Company anticipates that it will be in default of these two financial covenants as of the end of its third fiscal quarter ended September 30, 2006. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor (“EITF 86-30”), the Company reclassified its long-term debt as current liabilities as of the end of its first and second quarters of fiscal 2006. The Company received a commitment letter from its bank to modify certain of its financial covenants under the credit facility and convert the $7.0 million bridge loan into a second lien term loan. See Note 15 Subsequent Event.
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
Accounting Period
     Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The second quarters consisted of the 13 weeks ended July 1, 2006 and July 2, 2005.

Reclassifications
     Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006.
Critical Accounting Policies
     As of July 1, 2006, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2005.
Income Tax Provision
     The company records a quarterly tax provision based on estimates that consider year to date results, forecasted results for the fiscal year and operational factors that affect income taxes. During the first quarter of fiscal 2006, the Company realized an effective tax rate of 25% due to the recording of a non-taxable gain associated with a reduction in the purchase price of the Company’s 2004 acquisition of Altama Delta Corporation (see Note 8. Other (income) expenses - net). The Company’s tax rate on taxable income for the first quarter of fiscal 2006 was 40%. During the second quarter of fiscal 2006, the Company realized an effective tax rate of 36% primarily due to a change in the apportionment of state taxes resulting from the movement of certain distribution facilities between states. Though the Company expects to realize a tax rate of approximately 40% on taxable income for fiscal 2006, the Company anticipates an actual effective tax rate of approximately 32% for fiscal 2006 primarily due to the net gain recorded on the reduction in the purchase price of Altama Delta Corporation.
2. Inventories
     The components of inventories as of July 1, 2006 and December 31, 2005, net of reserves were:

	July 1,	December 31,
	2006	2005
Raw materials	$4,791,000	$3,995,000
Work in process	1,748,000	1,286,000
Finished goods	32,033,000	31,951,000

	$38,572,000	$37,232,000

3. Goodwill and Intangible Assets
     The changes in the carrying amounts of goodwill and non-amortizable intangible assets during the first two quarters of fiscal 2006 are as follows:

		Non-
		Amortizable
	Goodwill	Intangibles
Balance at December 31, 2005	$35,976,000	$22,992,000

Adjustments to purchase price allocation from prior acquisitions	(2,307,000)	—

Balance at July 1, 2006	$33,669,000	$22,992,000

     Changes in goodwill and non-amortizable intangible assets during the first two quarters of fiscal 2006 related to the return of shares to the Company in conjunction with the Altama purchase price reduction (see note 13 Settlement of Claims) and additions to goodwill related to the acquisition of Chambers Belt and Tommy Bahama footwear.
     The changes in the carrying amounts of amortizable intangible assets during the first two quarters of fiscal 2006 are as follows:

		Amortizable
		Intangibles
	Gross	Amortization	Net
Balance at December 31, 2005	$13,818,000	$(1,736,000)	$12,082,000

Altama purchase price adjustment	(1,704,000)	495,000	(1,209,000)
Amortization Expense		$(650,000)	$(650,000)

Balance at July 1, 2006	$12,114,000	$(1,891,000)	$10,223,000

     Changes in amortizable intangibles during the first two quarters of fiscal 2006 related to the termination of a non-compete agreement related to the Altama purchase price reduction and amortization of other intangibles.

     Intangible assets consist of the following as of July 1, 2006 and December 31, 2005:

	Useful Life	July 1,	December 31,
	(Years)	2006	2005
Non-amortizing:
Trademarks and tradenames	—	$15,357,000	$15,357,000
DoD relationship	—	7,635,000	7,635,000

Total		$22,992,000	$22,992,000

Amortizing:
Customer lists	1-20	$9,049,000	$9,049,000
Covenant not to compete	2-5	3,026,000	4,730,000
Other	5	39,000	39,000
Less: Accumulated Amortization		(1,891,000)	(1,736,000)

Total		$10,223,000	$12,082,000

     Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 20 years. During the three and six month periods ended July 1, 2006 aggregate amortization expense was approximately $323,000 and $650,000, respectively. During the three and six month periods ended July 2, 2005 aggregate amortization expense was $216,000 and $380,000, respectively. Amortization expense related to intangible assets at July 1, 2006 for each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2006	$656,000
2007	1,325,000
2008	1,329,000
2009	1,299,000
2010	1,019,000
Thereafter	4,595,000

Total	$10,223,000

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

     In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans:

	Three Months	Six Months
	Ended	Ended
	July 1, 2006	July 1, 2006
Selling, general and administrative	$35,000	$80,000

Pre-tax stock-based compensation expense	35,000	80,000
Income tax benefit	5,000	13,000

Total stock-based compensation expense	$30,000	$67,000

     There were no modifications to stock option awards during the three and six month period ended July 1, 2006. The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time it is considered probable that all the defined performance-based criteria will be achieved. The remaining unrecognized compensation cost related to unvested awards at July 1, 2006 is $696,000 and the estimated weighted-average period of time over which this cost will be recognized is 2.6 years. This amount does not include the cost of any additional options or rights that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of options, the Company did not realize income tax benefits in the first two quarters of fiscal 2006 that have been credited to additional paid-in capital.
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

July 1,
2006
Expected life (years)	6
Risk-free interest rate	4.16%
Expected volatility	44.26%
Expected dividend yield	0.0%
     The following table summarizes the stock option transactions during the first two quarters of fiscal 2006:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	life	intrinsic
	Shares	price	(in years)	value
Options outstanding December 31, 2005	1,163,000	$7.50

Granted	—	—
Exercised	(20,000)	3.63
Canceled	(255,000)	5.74

Options outstanding July 1, 2006	888,000	$6.13	7.1	$473,000

Options exercisable July 1, 2006	821,000	$8.07	7.0	$472,000

     SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the first two quarters of fiscal 2006 were $50,000, $0 and $47,000, respectively. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the first two quarters of fiscal 2006 there were no stock options granted.

     The Company’s Board of Directors approved the issuance of Performance Based Stock Rights (“Stock Rights”) subject to the approval of a form of award agreement by its compensation Committee. The Stock Rights cliff-vest based on specifically defined performance criteria and expire generally within a three year period if the performance criteria have not been met. The Stock Rights that could vest upon achievement of the performance targets at July 1, 2006 total 83,000 shares. The Company will begin recognizing compensation expense based on the fair value of the Stock Rights when the vesting of these rights becomes probable. The Company deems Stock Rights to be equivalent to a stock option for the purpose of calculating dilutive shares.
The following table summarizes Performance Based Stock Rights issued as of July 1, 2006:

		Aggregate
		Intrinsic
	Rights	Value

Stock Rights outstanding December 31, 2005	33,000

Granted	50,000

Stock Rights outstanding July 1, 2006	83,000	$493,000

     Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

	Three Months Ended	Six Months Ended
	July 2,	July 2,
	2005	2005

Net earnings (loss), as reported	$(1,041,000)	$140,000
Add/Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,000)	(2,709,000)

Pro forma net loss	$(1,140,000)	$(2,569,000)

Earnings (loss) per common share:
Basic — as reported	$(0.14)	$0.02
Basic — pro forma	$(0.15)	$(0.34)
Diluted — as reported	$(0.14)	$0.02
Diluted — pro forma	$(0.15)	$(0.32)
     Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

Three Months and
Six Months ended
July 2, 2005
Dividend yield	0%
Expected volatility from stock	44.78%
Risk free interest rates	4.16%
Expected lives	9 years

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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Basic net earnings (loss) per share:
Net earnings (loss)	$(342,000)	$(1,041,000)	$2,688,000	$140,000
Weighted average common shares outstanding	7,911,531	7,630,056	7,893,543	7,532,290
Basic net earnings (loss) per share	$(.04)	$(.14)	$0.34	$0.02

Diluted net earnings per share:
Net earnings (loss)	$(342,000)	$(1,041,000)	$2,688,000	$140,000
Weighted average common shares outstanding	7,911,531	7,630,056	7,893,543	7,532,290
Effect of stock options outstanding	—	—	332,748	377,250

Weighted average common and potential common shares outstanding	7,911,531	7,630,056	8,265,301	7,909,540
Diluted net earnings (loss) per share	$(.04)	$(.14)	$0.33	$0.02

     In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 239,000 shares as of July 1, 2006, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During the first two quarters of fiscal 2006, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.
     In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of July 1, 2006 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.
     In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants contain piggyback registration rights that expire seven years from the closing of the offering. The warrants expire on July 18, 2009.

6. Contingent Liabilities and Contractual Obligations
     In connection with its acquisition of Chambers Belt, the Company agreed to pay as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2006 and 2007, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with its other brands. For the period ending June 28, 2006, Chambers Belt did not meet the minimum threshold necessary for the Company to make a cash payout pursuant to the agreement. Management’s current estimate of the potential earn-out cash payment the Company may be required to pay is $3 million for the twelve month period ended June 28, 2007. The actual payment, if any, may vary from the estimated amount.
     On May 17, 2006, the Company entered into a lease agreement with H.G Fenton Company (“HGF”) pursuant to which HGF will lease to the Company approximately 21,700 square feet of office space in Carlsbad, California in connection with the relocation of the Company’s headquarters. Under the terms of this lease, HGF will lease it to the Company for sixty months commencing once the building is completed. The Company intends to account for this lease as an operating lease. The Company expects the space to be completed in August 2006 and to take occupancy before September 14, 2006 which is the expiration date of the current lease on its headquarters. The lease is a gross lease and provides for the payment of base rent of approximately $429,000 in its first year, $444,000 in year two, $460,000 in year three, $476,000 in year four and $492,000 in year five. Under the terms of the lease, the Company will be obligated to pay apportionment of taxes and building operating expenses and all insurance, utilities and other operating costs with respect to the leased premises.
     The Company is currently under the final option year in its contract with the U.S. Department of Defense (“DoD”) to manufacture mil-spec boots, which expires in September 2006. In August 2006 the Company submitted a bid for a new five-year solicitation for hot weather combat boots and corresponding awards to be made no later than the first quarter of fiscal 2007. There is no certainty that the Company will be notified of an award by that time or whether the Company will be awarded future DoD boot solicitations. Most boot contracts are for multi-year periods. The Company’s sales to the DoD comprise a significant part of total net sales for its military boot business. These sales were 68% and 66% of the Company’s total net sales for the segment in fiscal 2005 and in the first six months of fiscal 2006, respectively. Therefore, if the Company does not receive an award from this upcoming solicitation, or future awards, the Company could be adversely affected for several years and the carrying value of certain assets for this segment could be impaired. Altama has maintained a continuous contractual relationship with the DoD for the past 37 years. A contractor’s past performance and current capabilities are significant factors in the DoD’s contract award process. The Company has received no information from the DoD over the course of the current three-year contract that its past performance has been unacceptable. The events and circumstances related to the Company’s relationship with the DoD continue to support the conclusion as to the indefinite useful life of the goodwill and non amortizable intangibles related to the Company’s military boot segment. As of July 1, 2006 assets that could be adversely affected related to goodwill, intangible assets and property, plant and equipment, net totaled $18.1 million, $15.5 million and $2.1 million, respectively.
7. Debt
     On August 4, 2005, the Company and Manufacturers And Traders Trust Company (“M&T”) entered into an Amended and Restated Credit Facility Agreement (the “Amended Credit Agreement”). This Amended Credit Agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the Amended Credit Agreement. The Amended Credit Agreement increased the existing line of credit from $24 million to $28 million and added a $7 million bridge loan used for the acquisition of The Paradise Shoe Group, LLC. The revolving line had an initial interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan had an initial interest rate of LIBOR plus 3.5% or the prime rate plus .75%. The borrowings under the Amended Credit Agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The amended credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility are $28 million (subject to a borrowing base formula). The bridge loan is due August 4, 2006, and may be prepaid at any time. The Amended Credit Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     Debt as of July 1, 2006 and December 31, 2005 consisted of the following:

	July 1,	December 31,
	2006	2005
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 3.5% or Prime plus .75%;	$16,000,000	$16,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 3.5% or Prime plus .75%;	7,191,000	5,091,000
Term loan payable to bank in variable quarterly installments through 2011, interest due monthly at LIBOR plus 4.0 or Prime plus 1.25%	26,350,000	27,450,000
Bridge loan payable to bank on August 4, 2006 interest due monthly at LIBOR plus 3.5% or the prime rate plus .75%	7,000,000	7,000,000

	56,541,000	55,541,000
Less: current portion	56,541,000	9,425,000

Noncurrent portion	$—	$46,116,000
     The aggregate principal payments of notes payable are as follows:

One year or less	$56,541,000
One to three years	$—
Three to five years	$—

Total	$56,541,000

8. Other (income) expenses — net
     Consolidated “Other income (expense)— net” totaled $829,000 in net expense for the second quarter of fiscal 2006 which consisted primarily of severance costs associated with the departure of the Company’s CEO. Consolidated “Other income (expense) — net” totaled $565,000 in net income for the first two quarters of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related the Company’s Altama acquisition partially offset by severance expense associated with the departure of the Company’s CEO. On January 8, 2006 the Company entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which the Company acquired Altama. As a result of the agreement, the total price paid by the Company for Altama was reduced by approximately $1.5 million in cash, 196,967 in Phoenix Footwear shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction the Company recorded a net gain of $1.5 million in the first quarter of fiscal 2006. Other expense for the first two quarters of fiscal 2005 totaled $615,000 which consisted primarily of severance and management restructuring costs.
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
The following table summarizes sales to customer by operating segments that are 10% or greater:

	Three Months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Footwear and Apparel:
REI	11%	11%	11%	9%
Premium Footwear:
Nordstrom	17%	—	17%	—
Tommy Bahama	16%	—	13%	—
Military:
DoD	60%	27%	66%	9%
Accessories:
Wal-Mart	29%	—	57%	—
No individual off- shore customer excluding our Canadian subsidiary represents more than 10%.

	Three Months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net Sales
Footwear and Apparel	$11,735,000	$10,218,000	$30,513,000	$27,763,000
Premium Footwear	5,596,000	1,668,000	12,290,000	3,704,000
Military Boots	6,512,000	3,467,000	13,698,000	10,286,000
Accessories	11,028,000	—	18,712,000	—

	$34,871,000	$15,353,000	$75,213,000	$41,753,000

Operating Income (loss)
Footwear and Apparel	$1,649,000	$411,000	$6,258,000	$3,886,000
Premium Footwear	303,000	(229,000)	(157,000)	(267,000)
Military Boots	377,000	383,000	1,474,000	1,437,000
Accessories	1,244,000	—	1,637,000	—
Reconciling Items(1)	(2,638,000)	(1,758,000)	(2,867,000)	(3,849,000)

	$935,000	$(1,193,000)	$6,345,000	$1,207,000

Depreciation and Amortization
Footwear and Apparel	$71,000	$100,000	$116,000	$198,000
Premium Footwear	55,000	24,000	114,000	64,000
Military Boots	194,000	280,000	379,000	498,000
Accessories	252,000	—	502,000	—
Reconciling Items(2)	53,000	41,000	105,000	86,000

	$625,000	$445,000	$1,216,000	$846,000

Capital Expenditures
Footwear and Apparel	$4,000	$48,000	$62,000	$74,000
Premium Footwear	2,000	8,000	7,000	8,000
Military Boots	64,000	45,000	173,000	45,000
Accessories	44,000	—	71,000	—
Reconciling Items(2)	89,000	26,000	161,000	94,000

	$203,000	$127,000	$474,000	$221,000

	As of	As of
	July 1,	December 31,
	2006	2005
Identifiable Assets
Footwear and Apparel	$23,661,000	$23,345,000
Premium Footwear	14,578,000	15,357,000
Military Boots	13,835,000	13,987,000
Accessories	26,991,000	22,116,000
Reconciling Items(2)	915,000	849,000
Goodwill
Footwear and Apparel	6,553,000	6,553,000
Premium Footwear	3,344,000	3,168,000
Military Boots	18,077,000	20,577,000
Accessories	5,695,000	5,678,000
Non-amortizable intangibles
Footwear and Apparel	2,590,000	2,590,000
Premium Footwear	3,577,000	3,577,000
Military Boots	14,155,000	14,155,000
Accessories	2,670,000	2,670,000

Reconciling Items(3)	5,869,000	4,269,000

	$142,510,000	$138,891,000

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The decrease in corporate expenses during the first half of fiscal 2006 is primarily due to the $1.5 million net gain related to the Altama purchase price reduction settlement and the reduction of severance and management restructuring costs.

(2)	Represents capital expenditures of our corporate office not utilized by management in determining segment performance.

(3)	Identifiable assets are comprised of net receivables, net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the four segments and includes amortizable intangibles and other assets.
10. Acquisitions
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
     On August 4, 2005, the Company acquired substantially all of the assets of Tommy Bahama Footwear for approximately $6.3 million, plus a holdback of $500,000, to be released after 14 months less any indemnity claims made by the Company under the Asset Purchase Agreement. Tommy Bahama Footwear was based in Phoenix, Arizona and was the exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts. In addition, on the same date, the Company entered into a trademark license agreement with Tommy Bahama Group, Inc., a wholly owned subsidiary of Oxford Industries, Inc.
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

Current assets	$5,432,000
Property, plant and equipment	66,000
Intangible assets, subject to amortization	462,000
Goodwill and unamortizable intangibles	2,579,000

Total assets acquired	8,539,000
Less liabilities	(2,083,000)

Net assets acquired	$6,456,000
     Of the $2.6 million of acquired goodwill and unamortizable intangible assets, $2.3 million was allocated to registered trademarks and trade names. Intangible assets totaling $462,000 which are subject to amortization have a weighted-average useful life of approximately 8 years. The intangible assets subject to amortization include commercial customer lists.
     The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Chambers Belt and Tommy Bahama footwear occurred on January 2, 2005.

	Three Months	Six Months
	Ended	Ended
	July 2 , 2005	July 2, 2005

Pro forma net sales	$29,526,000	$70,378,000
Pro forma net income	$81,000	$1,551,000
Basic Pro forma net income per share	$0.01	$0.21
Diluted Pro forma net income per share	$0.01	$0.20

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
11. Related Parties
     The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The President and CEO of Chambers Belt Company, a wholly owned subsidiary of the Company, each own an equity interest in Maquiladora Chambers de Mexico, S.A. As of July 1, 2006 there was $41,000 due to the Company and Maquiladora Chambers de Mexico, S.A. During the three and six month period ending July 1, 2006, the Company has purchased a total of $462,000 and $843,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.
12. Comprehensive Income
     Comprehensive income is defined as all changes in net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented:

	Three Months Ended
	July 1, 2006	July 2, 2005
Net loss	$(342,000)	$(1,041,000)
Other comprehensive income:
Foreign currency translation	2,000	—

Comprehensive loss	$(344,000)	$(1,041,000)

	Six Months Ended
	July 1, 2006	July 2, 2005
Net income	$2,688,000	$140,000
Other comprehensive income:
Foreign currency translation	2,000	—

Comprehensive income	$2,686,000	$140,000

13. Settlement of Claims
     On January 8, 2006, the Company entered into an agreement with the seller of Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which the Company acquired Altama. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in escrow valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. As a result of this transaction the Company recorded a reduction in goodwill of $2.5 million related to the return of 196,967 of the Company’s shares, a corresponding increase in treasury stock of $2.5 million, a reduction in intangible assets of approximately $1.7 million and an after-tax gain of approximately $1.5 million during the first two quarters of fiscal 2006.

14. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
     The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company has not yet adopted the provisions of FIN No. 48 and is currently assessing the impact of implementing FIN No. 48 on its financial position and results of operations.
15. Subsequent Event
     On August 9, 2006, the Company received a commitment letter from M&T to enter into a modification agreement (“the Proposed Agreement”) to amend and renew its revolving credit facility, term loan and bridge loan. The Proposed Agreement would establish a $54 million first lien senior secured credit facility (“First Lien Facility”) consisting of a $28 million revolving credit facility (“the Revolver”) and a $26 million first lien term loan facility (“the First Term”). The First Lien Facility would be secured by a first priority perfected lien and security interest in all assets of the Company, limited to a maximum capacity based on a borrowing base formula, payable quarterly and bear interest at a base rate elected by the Company representing Prime plus .75% or LIBOR plus 3.5% on the Revolver and Prime plus 1.25% or LIBOR plus 4.0% on the First Term. Also under the Proposed Agreement, (i) the expiration date of the amended credit facility would be extended to June 1, 2011 and (ii) the Company would be subject to covenants requiring it to (a) maintain a minimum current ratio, as defined therein, (b) maintain a minimum fixed charge coverage ratio, as defined therein, (c) maintain a minimum trailing twelve month EBITDA, as defined therein, and (d) maintain a maximum average borrowed funds to EBITDA ratio, as defined therein.
     Additionally, the Proposed Agreement would establish an $8.5 million second lien term facility (“the Second Term”) to be secured by a second priority perfected lien and security interest in all assets of the Company and bear interest at LIBOR plus 7.0%. Pursuant to the terms of the Proposed Agreement, (i) the expiration date of the Second Term would be extended to five and one-half years from closing and (ii) the Company would be subject to covenants requiring it to (a) maintain a minimum current ratio, as defined therein, (b) maintain a minimum fixed charge coverage ratio, as defined therein, (c) maintain a minimum trailing twelve month EBITDA, as defined therein, and (d) maintain a maximum average borrowed funds to EBITDA ratio, as defined therein.
     The Proposed Agreement is subject to standard closing conditions including loan fees and loan documentation. The Company is evaluating this loan proposal and has not yet accepted the commitment letter but is in discussions with its lender and expects to execute the Proposed Agreement within the next 30 days. There can be no assurance, however, that this loan modification will occur.
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
     References to our “fiscal 2004” refer to our fiscal year ended January 1, 2005, references to our “fiscal 2005” refer to our fiscal year ended December 31, 2005, and references to our “fiscal 2006” refer to our fiscal year ending December 30, 2006.
Overview
     We design, develop and market a diversified selection of men’s and women’s dress and casual footwear, belts, personal items, outdoor sportswear and travel apparel and design, manufacture and market military specification (mil-spec) and commercial combat and uniform boots. Our moderate-to-premium priced brands include Royal Robbins® apparel, the Tommy Bahama®, Trotters®, SoftWalk®, H.S. Trask® and Altama® footwear lines, and Chambers Belts®. Through a series of acquisitions, we have built a portfolio of niche brands that we believe meet our criteria for potential brand growth. We intend to continue to build our portfolio of brands through acquisitions of footwear, apparel and related products companies and product lines that complement our existing brands and exhibit these same qualities. Equally as important as our strategy of growth through acquisition is our commitment to develop and expand our existing portfolio of brands.
     Our operations are comprised of four reportable segments: footwear and apparel, premium footwear, military boot business and accessories. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels, military channels including the U.S. government, direct to consumer catalogs and website sales. See “Operating Segment Information” in the Notes to Consolidated Financial Statements.
     During the past few years we have consummated a number of acquisitions, including those discussed below, which have significantly contributed to our growth. We intend to continue to pursue acquisitions of footwear, apparel and related products companies that we believe could complement, or expand our business or leverage our franchise, or augment our market coverage. We seek companies or product lines that have positive cash flow, have historically demonstrated the ability to generate cash and/or have potential to generate cash and enhance shareholders’ value. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this report we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.
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

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of goods sold	62%	62%	62%	61%
Gross profit	38%	38%	38%	39%
Operating expenses and other expenses — net	35%	46%	30%	36%
Operating income (loss)	3%	(8)%	8%	3%
Interest expense	4%	3%	4%	2%
Earnings (loss) before income taxes	(1)%	(11)%	4%	1%
Income tax provision (benefit)	—%	(4)%	1%	.5%
Net earnings (loss)	(1)%	(7)%	3%	.5%
Fiscal Quarter Ended July 1, 2006 Compared to Fiscal Quarter Ended July 2, 2005.
     Consolidated net sales for the second quarter of fiscal 2006 were $34.9 million compared to $15.4 million for the second quarter of fiscal 2005, representing a $19.5 million or 127% increase. Of this increase, $15.3 million is attributable to acquired brand revenue associated with the Chambers Belt and Tommy Bahama footwear brand acquisitions that occurred during late 2005. Net sales from the Company’s brands held for more than one year (Trotters, SoftWalk, H.S. Trask, Royal Robbins and Altama) increased $4.2 million or 27%. This increase was due to increased military sales of $3.0 million and to sales associated with the Company’s newly formed Canadian subsidiary which contributed $1.1 million in Royal Robbins’ product sales for the second quarter of fiscal 2006 as compared to zero sales during the same period in fiscal 2005. This revenue was previously recognized through a third party royalty distribution agreement.
Consolidated Gross Profit
     Consolidated gross profit for the second quarter of fiscal 2006 increased 124% to $13.2 million as compared to $5.9 million for the comparable prior year period. Gross profit as a percentage of net sales remained consistent for the comparable period at 38%. The increase in gross profit is primarily attributable to acquired brand gross profit of $4.0 million and $1.6 million from the Chambers Belt and Tommy Bahama Footwear acquisitions, respectively and increased sales.
Consolidated Operating Expenses
     Consolidated selling, general and administrative, or SG&A, expenses were $11.4 million, or 32% of net sales, for the second quarter of fiscal 2006 as compared to $7.1 million or 46% of net sales for the second quarter of fiscal 2005. This dollar increase was primarily related to increased operating costs of $3.4 million and increased amortization of intangibles of $500,000 associated with the acquisition of the Tommy Bahama and Chambers Belt brands during the second half of fiscal 2005 along with increased costs associated with supporting higher sales volumes. Operating expenses for Chambers Belt and Tommy Bahama footwear for the second fiscal quarter of 2005, prior to our acquisition of these brands, totaled $2.6 million and $1.1 million, respectively. We anticipate that our fiscal 2006 SG&A expenses will increase as a result of our fiscal 2005 acquisitions.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the second quarter of fiscal 2006, we recognized $35,000 in compensation costs. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).
     Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the second quarter of fiscal 2005, we recognized zero in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”
Consolidated Other Income (Expense) — Net
     Consolidated “Other income (expense)— net” totaled $829,000 in other expense for the second of quarter fiscal 2006 which consisted primarily of severance costs associated with the departure of the Company’s CEO.
Consolidated Interest Expense
     Consolidated interest expense for the second quarter of fiscal 2006 was $1.5 million as compared to $533,000 for the second quarter of fiscal 2005. The increase in interest expense during fiscal 2006 was a result of increased levels of debt and working capital indebtedness associated with our Chambers Belt and Tommy Bahama footwear brand acquisitions during fiscal 2005 and increased interest rates.
Consolidated Income Tax Provision
     We recorded income tax benefit for the second quarter of fiscal 2006 of $193,000 as compared to $685,000, for the prior year comparable period. Our effective tax rate during the second quarter of fiscal 2006 was 36%, as compared to a 40% rate for the comparable prior year period. The decrease in our effective tax rate for the second quarter of 2006 as compared to the prior year period was primarily attributable to a change in the apportionment of state taxes.
Consolidated Net Loss
     Our net loss for the second quarter of fiscal 2006 was $342,000 as compared to net loss of $1.0 million for the second quarter of fiscal 2005. Our net loss per basic share was $0.04 for the second quarter of fiscal 2006 as compared to net loss $0.14 per basic share for the comparable period of fiscal 2005. The decrease in net loss is attributable to increased sales volume, improved operating efficiencies and newly acquired business units offset in part by severance costs and increased interest rates.
Footwear and Apparel Business
Net Sales
     Net sales for the second quarter of fiscal 2006 were $11.7 million compared to $10.2 million for the second quarter of fiscal 2005, representing a 15% increase. The overall increase in the segment was primarily attributable to $1.1 million in increased revenues through our newly formed Canadian subsidiary which is currently distributing Royal Robbins product direct to Canadian retailers along with organic growth of all other brands in this segment.
Gross Profit
     Gross profit for the second quarter of fiscal 2006 increased 36% to $5.7 million as compared to $4.2 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales increased to 49% compared to 42% in the prior comparative fiscal quarter. The increase in gross profit and gross profit as a percent of net sales primarily relates to enhanced margins realized on direct sale of product to Canadian retailers through our newly formed Canadian subsidiary and a lower level of close-out sales associated with our Trotters and SoftWalk brands.
Operating Expenses
     SG&A expenses were $4.1 million or 35% of net sales in this segment for the second quarter of fiscal 2006 as compared to $3.8 million or 38% of net sales for the comparable period of fiscal 2005. Approximately $314,000 in reduced operating expenses for this segment were offset by expenditures of approximately $537,000 incurred by operations of our new Canadian subsidiary.
Premium Footwear Business
Net Sales
     Net sales for the second quarter of fiscal 2006 were $5.6 million compared to $1.7 million for the second quarter of fiscal 2005, representing a $3.9 million increase. This increase is primarily attributable to acquired brand revenue of $4.3 million from the acquisition of the Tommy Bahama footwear brand in the third quarter of fiscal 2005. The H.S. Trask brand net sales decreased $359,000 or 22% for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Net sales for the Tommy Bahama footwear brand for its second fiscal quarter of 2005, prior to our acquisition of the brand, totaled $6 million.

Gross Profit
     Gross profit for the second quarter of fiscal 2006 increased to $2.1 million as compared to $519,000 for the comparable prior year period and gross profit as a percentage of net sales increased from 31% to 38% for the same comparable period. The increase in gross profit dollars included $1.6 million of acquired brand gross profit from the acquisition of the Tommy Bahama footwear brand in the third quarter of fiscal 2005. The increase in gross profit margin as a percentage of net sales resulted from a lower level of closeout sales associated with our H.S. Trask brand during second quarter of 2006 compared to the second quarter of 2005. Gross profit for the Tommy Bahama footwear brand for its second fiscal quarter of 2005, prior to our acquisition of the brand, totaled $1.9 million.
Operating Expenses
     SG&A expenses were $1.8 million or 33% of net sales in this segment for the second quarter of fiscal 2006 as compared to $748,000 or 45% of net sales for the comparable period of fiscal 2005. Of this increase, $1.2 million is attributable to operating expenses of the Tommy Bahama footwear brand acquired during the third quarter of fiscal 2005. Operating expenses for the Tommy Bahama footwear brand for its second quarter of fiscal 2005, prior to our acquisition of the brand, totaled $1.1 million.
Military Boot Business
Net Sales
     Net sales for the second quarter of fiscal 2006 were $6.5 million for the military boot segment an increase of 86% as compared to $3.5 million of net sales for the prior year quarter. Sales to the U.S. Department of Defense (“DoD”) were $3.9 million or 60% of total net sales for our military boot business and sales to commercial customers were $2.6 million or 40% of total net sales for our military boot business. The increase in net sales during the current year period was related to increased DoD product deliveries. Our current DoD contract expires in September 2006, unless extended by the DoD. We have submitted our bid proposal for a new contract with the DoD. We expect that the DoD will notify us whether we have been awarded a portion of the new contract by the end of the first quarter of 2007, although there can be no assurance that we will be notified then or whether we will be successful in receiving an award. See Part II, Item 1A “Risk Factors — If we are unable to obtain awards of future DoD boot solicitations our net sales and consolidated operating results would be adversely affected.”
Gross Profit
     Gross profit for the second quarter of fiscal 2006 was $1.3 million or 20% of net sales for this segment as compared to gross profit of $1.1 million or 31.4% for the second quarter of fiscal 2005. The increase in gross profit dollars was primarily attributable to increased sales volumes. The decrease in gross profit as a percentage of net sales is attributable to a higher portion of sales to the DoD which is a lower margin business.
Operating Expenses
     Direct SG&A expenses were $914,000 or 14% of net sales for this segment for the second quarter of fiscal 2006, compared to $723,000 or 20% of net sales for the second quarter of fiscal 2005. This increase in direct SG&A expenses in fiscal 2006 as compared to the prior year period is attributable to the increased levels of selling and advertising expenditures related to new commercial product line introductions and the development of new institutional products.
Accessories Business
Net Sales
     Net sales for the second quarter of fiscal 2006 were $11.0 million compared to zero for the second quarter of fiscal 2005. As we acquired Chambers Belt in the second quarter of fiscal 2005, results of Chambers Belt is not included in our financial results for the second quarter of fiscal 2005. Net sales for the Chambers Belt brand for its second fiscal quarter of 2005, prior to our acquisition of the brand, totaled $9.2 million.
Gross Profit
     Gross profit for the second quarter of fiscal 2006 was $4.0 million or 36% of net sales. As we acquired Chambers Belt in the second quarter of fiscal 2005, results of Chambers Belt is not included in our financial results for the second quarter of fiscal 2005. Gross profit for the Chambers Belt brand for its second fiscal quarter of 2005, prior to our acquisition of the brand, totaled $3.2 million.
Operating Expenses
     Operating expenses for the second quarter of fiscal 2006 totaled $2.8 million compared to zero for the second quarter of fiscal 2005. As we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” on January 1, 2006, we recognized $23,000 in compensation cost in this segment for the second fiscal quarter of 2006. As we acquired Chambers Belt in the second quarter of fiscal 2005, results of Chambers Belt is not included in our financial results for the second quarter of fiscal 2005. Operating expenses for the Chambers Belt brand for its second fiscal quarter of 2005, prior to our acquisition of the brand, totaled $2.6 million.

Fiscal Six Month Period Ended July 1, 2006 Compared to Fiscal Six Month Period Ended July 2, 2005
     Consolidated net sales for the six month period of fiscal 2006 were $75.2 million compared to $41.8 million for the six month period of fiscal 2005, representing a $33.4 million or 80.0% increase. Of this increase, $27.3 million is attributable to acquired brand revenue associated with the Chambers Belt and Tommy Bahama footwear brand acquisitions that occurred during late 2005. These acquisitions added net sales of $18.7 million and $8.6 million, respectively, during the six month period. Net sales from the Company’s brands held for more than one year (Trotters, SoftWalk, H.S. Trask, Royal Robbins and Altama) increased $6.1 million or 15%. This increase was primarily related to sales associated with Royal Robbins and the Company’s newly formed Canadian subsidiary which contributed $3.4 million in Royal Robbins’ product sales for the six month period of fiscal 2006 as compared to zero sales during the same period in fiscal 2005. This revenue was previously recognized through a third party royalty distribution agreement
Consolidated Gross Profit
     Consolidated gross profit for the six month period of fiscal 2006 increased 76% to $28.9 million as compared to $16.4 million for the comparable prior year period. Gross profit as a percentage of net sales decreased to 38% compared to 39% in the comparative prior year period. The increase in gross profit is primarily attributable to acquired brand gross profit of $6.8 million and $2.5 million from the Chambers Belt and Tommy Bahama Footwear acquisitions, respectively. The decrease in gross profit margin as a percentage of sales resulted from lower margins realized in both the Tommy Bahama and Chambers Belt brands which are in a lower gross margin business than the Company’s other branded products. Gross profit for Chambers Belt and Tommy Bahama Footwear for their fiscal six month periods of 2005, prior to our acquisition of these brands, totaled $6.7 million and $4.0 million, respectively.
Consolidated Operating Expenses
     Consolidated selling, general and administrative, or SG&A, expenses were $23.1 million, or 30% of net sales, for the six month period of fiscal 2006 as compared to $14.6 million or 35% of net sales for the six month period of fiscal 2005. This dollar increase was primarily related to increased operating costs of $7.6 million associated with the acquisition of Tommy Bahama and Chambers Belt brands during the second half of fiscal 2005 along with increased costs associated with supporting higher sales volumes. Operating expenses for Chambers Belt and Tommy Bahama footwear for the first half of 2005, prior to our acquisition of these brands, totaled $5.5 million and $2.5 million, respectively. We anticipate that our fiscal 2006 SG&A expenses will increase as a result of our fiscal 2005 acquisitions. The decrease in gross profit as a percent of net sales is primarily attributable to the realization of operating synergies across a larger number of brands compared to prior periods.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the six month period of fiscal 2006, we recognized $80,000 in compensation costs. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).
     Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the six month period of fiscal 2005, we recognized $0 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”
Consolidated Other Income (Expense) — Net
     Consolidated “Other income (expense) — net” totaled $565,000 in other income for the six month period of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition partially offset by $829,000 in severance costs. On January 8, 2006 we entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which we acquired Altama. As a result of the agreement, the total price paid by us for Altama was reduced by approximately $1.5 million in cash, 196,967 in Phoenix Footwear shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction we recorded a net gain of $1.5 million in the six month period of fiscal 2006. Other expense for the six month period of fiscal 2005 totaled $615,000 which consisted primarily of severance and management restructuring costs.

Consolidated Interest Expense
     Consolidated interest expense for the six month period of fiscal 2006 was $2.8 million as compared to $1.0 million for the six month period of fiscal 2005. The increase in interest expense during fiscal 2006 was a result of increased levels of debt and working capital indebtedness associated with our Chambers Belt and Tommy Bahama footwear brand acquisitions during fiscal 2005 and increased interest rates.
Consolidated Income Tax Provision
     We recorded income tax expense for the six month period of fiscal 2006 of $818,000 as compared to $102,000 for the prior year comparable period. Our effective tax rate during the six month period of fiscal 2006 was 23% and it is anticipated that the effective tax rate for fiscal 2006 will be approximately 32% of taxable income. The decrease in our effective tax rate for the six month period of fiscal 2006 was primarily attributable to the Altama purchase price reduction transaction, a portion of which was considered non-taxable for income tax purposes. Our effective tax rate during the same period of fiscal 2005 was 42%.
Consolidated Net Earnings
     Our net earnings for the six month period of fiscal 2006 were $2.7 million as compared to $140,000 for the six month period of fiscal 2005. Our net earnings per diluted share was $0.33 for the six month period of fiscal 2006 as compared to $0.02 per diluted share for the comparable period of fiscal 2005. The increase in net earnings is attributable to increased sales volume, improved operating efficiencies and the net gain associated with the Altama purchase price reduction transaction recorded in the six month period of fiscal 2006 partially offset by severance costs.
Footwear and Apparel Business
Net Sales
     Net sales for the six month period of fiscal 2006 were $30.5 million compared to $27.8 million for the six month period of fiscal 2005, representing a 10% increase. The increase in the segment was primarily attributable to $3.4 million in increased revenues through our newly formed Canadian subsidiary which is currently distributing Royal Robbins product direct to Canadian retailers. The increase was offset by a decrease in our Trotters and SoftWalk brand net sales.
Gross Profit
     Gross profit for the six month period of fiscal 2006 increased 21% to $14.9 million as compared to $12.3 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales increased to 49% compared to 45% in the prior comparative fiscal period. The increase in gross profit primarily relates to enhanced margins realized on direct sale of product to Canadian retailers through our newly formed Canadian subsidiary and a lower level of close-out sales associated with our Trotters and SoftWalk brands.
Operating Expenses
     SG&A expenses were $8.7 million, or 28% of net sales in this segment for the six month period of fiscal 2006 as compared to $8.3 million or 30% of net sales for the comparable period of fiscal 2005. Approximately $800,000 in reduced operating expenses for this segment were offset by approximately $1.2 million in operating expenses and start-up cost associated with the Canadian Subsidiary.
Premium Footwear Business
Net Sales
     Net sales for the six month period of fiscal 2006 were $12.3 million compared to $3.7 million for the six month period of fiscal 2005, representing an $8.6 million increase. This increase is attributable to the acquisition of the Tommy Bahama footwear brand in the third quarter of fiscal 2005. Net sales for the Tommy Bahama footwear brand for first six months 2005, prior to our acquisition of the brand, totaled $11.8 million.

Gross Profit
     Gross profit for the six month period of fiscal 2006 increased to $3.9 million as compared to $1.3 million for the comparable prior fiscal year while gross profit as a percentage of net sales decreased from 34% to 31% for the same comparable period. The increase in gross profit dollars included $2.5 million of acquired brand gross profit from the acquisition of the Tommy Bahama footwear brand in the third quarter of fiscal 2005. The decrease in gross profit margin as a percentage of sales resulted from lower margins realized from the Tommy Bahama product line associated with royalty fee costs as compared to gross margins typically realized by the H.S. Trask brand. Additionally, the current quarter sales included higher close-out sales related to our continued focus on managing down certain styles of slow moving inventory. Gross profit for the Tommy Bahama footwear brand for its first half of 2005, prior to our acquisition of the brand, totaled $4.0 million.
Operating Expenses
     SG&A expenses were $4.0 million or 33% of net sales in this segment for the six month period of fiscal 2006 as compared to $1.5 million or 41% of net sales for the comparable period of fiscal 2005. The increase is attributable to operating expenses of the Tommy Bahama footwear brand acquired during the third quarter of fiscal 2005. Operating expenses for the Tommy Bahama footwear brand for its first six months of fiscal 2005, prior to our acquisition of the brand, totaled $2.4 million.
Military Boot Business
Net Sales
     Net sales for the six month period of fiscal 2006 were $13.7 million for the military boot segment an increase of 33% as compared to $10.3 million of net sales for the prior comparable period. Sales to the DoD were $9.0 million or 66% of total net sales for our military boot business and sales to commercial customers were $4.7 million or 34% of total net sales for our military boot business. The increase in net sales during the current year period was related to increased DoD product deliveries. Our DoD contract expires September 2006, unless extended by the DoD. We have submitted our bid proposal for a new contract with the DoD. We expect that the DoD will notify us whether we have been awarded a portion of the new contract by the end of the first quarter of 2007, although there can be no assurance that we will be notified then or whether we will be successful in receiving an award. See Part II Item 1A “Risk Factors—if we are unable to obtain awards of future DoD boot solicitations our net sales and consolidated operating results would be adversely affected.”
Gross Profit
     Gross profit for the six month period of fiscal 2006 was $3.3 million or 24% of net sales for this segment as compared to gross profit of $2.8 million or 27% for the six month period of fiscal 2005. The increase in gross profit dollars was primarily attributable increased sales volume. The decrease in gross profit as a percentage of net sales is attributable to a higher portion of sales to the DoD which is a lower margin business.
Operating Expenses
     Direct SG&A expenses were $1.8 million or 13% of net sales for this segment for the six month period of fiscal 2006, compared to $1.4 million or 13% of net sales for the six month period of fiscal 2005. This increase in direct SG&A expenses for the six month period of fiscal 2006 as compared to the prior year period is attributable to the increased levels of selling and advertising expenditures related to new commercial product line introductions and the development of new institutional product.
Accessories Business
Net Sales
     Net sales for the six month period of fiscal 2006 were $18.7 million compared to zero for the six month period of fiscal 2005. As we acquired Chambers Belt in the six month period of fiscal 2005, Chambers Belt is not included in our financial results for the six month period of fiscal 2005. Net sales for the Chambers Belt brand for its first six months of 2005, prior to our acquisition of the brand, totaled $16.9 million.
Gross Profit
     Gross profit for the six month period of fiscal 2006 was $6.8 million or 36% of net sales. As we acquired Chambers Belt in the six month period of fiscal 2005, Chambers Belt is not included in our financial results for the six month period of fiscal 2005. Gross profit for the Chambers Belt brand for its first six months of 2005, prior to our acquisition of the brand, totaled $6.5 million.
Operating Expenses
     Operating expenses for the six month period of fiscal 2006 totaled $5.1 million compared to zero for the six month period of fiscal 2005. As we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” on January 1, 2006, we recognized $46,000 in compensation cost in this segment for the six month period of 2006. As we acquired Chambers Belt on June 29, 2005, Chambers Belt is not included in our financial results for the first six month period of fiscal 2005. Operating expenses for the Chambers Belt brand for its second fiscal quarter of 2005, prior to our acquisition of the brand, totaled $5.1 million.

Seasonal and Quarterly Fluctuations
     The following sets forth our consolidated net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$26,400	$15,353	$34,275	$33,161

Income (loss) from operations	$2,400	$(1,193)	$2,814	$1,640

	Fiscal 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$40,342	$34,871	$—	$—

Operating Income	$5,410	$935	$—	$—
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
     We have a credit facility with Manufacturers and Traders Trust Company (“M&T”) with an availability of $63.0 million. We entered into this credit agreement as of August 4, 2005, in connection with our acquisition of Tommy Bahama footwear and replaced our prior credit agreement with M&T of $52.0 million. As part of that new credit agreement, we increased our line of credit from $24 million to $28 million and added a $7 million bridge loan that we used for the acquisition of Tommy Bahama footwear.
     The line of credit has an interest rate of LIBOR plus 3.5%, or the prime rate plus .75%. The bridge loan has an interest rate of LIBOR plus 3.5% or the prime rate plus 0.75%. The borrowings under the credit agreement are secured by a blanket security interest in all the assets of the Company and our subsidiaries. The credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. Our availability under the revolving credit facility is $28 million (subject to a borrowing base formula with inventory caps). The credit agreement also includes financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.
     During fiscal 2005, we had entered into two prior amendments to our credit agreement with M&T to increase our credit availability. The first was on February 1, 2005, where we amended the facility to, among other things, establish a $4 million overline credit facility in addition to the $18 million revolving credit facility already existing under the credit agreement. We also amended the credit facility on June 29, 2005, in connection with our acquisition of Chambers Belt. That amendment established a $52.0 million credit facility which included a $24.0 million revolving credit facility, a $5.0 million swing line loan and a $28 million term loan.
     We were in default of our average borrowed funds to EBITDA covenant as of December 31, 2005 but obtained a waiver from our bank related to this violation in March 2006. On March 31, 2006, we entered into an amendment to our credit facility to modify the financial covenants pertaining to the average borrowed funds to EBITDA ratio, cash flow coverage ratio and the current ratio, for the remainder of fiscal 2006. Notwithstanding this amendment, we were in default of our average borrowed funds to EBITDA ratio, cash flow coverage ratio covenants as of April 1, 2006. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, we reclassified our long-term debt as current liabilities as of April 1, 2006. We obtained a waiver from our bank for these violations on May 9, 2006. We were also in violation of these same two financial covenants as of the end of our second fiscal quarter ended July 1, 2006. We obtained a waiver from our bank for these violations on August 1, 2006. Without further modification, we anticipate that we will be in default of these two financial covenants as of the end of our third fiscal quarter ended September 30, 2006.
      The maturity date of our $7.0 million bridge loan was initially December 31, 2005. We have obtained eight one-month extensions of the bridge loan maturity date, the most recent occurring on August 1, 2006, extending the maturity date until September 15, 2006. We do not anticipate that we will be able to pay off the bridge loan by the September 15, 2006 deadline. The failure to pay off our bridge loan by the maturity date, or the violation of our financial covenants, would place us in default under our credit facility.
     On August 9, 2006, we received a commitment letter from M&T to enter into a modification agreement (“the Proposed Agreement”) to amend and renew the revolving credit facility, term loan and bridge loan. The Proposed Agreement would establish a $54 million first lien senior secured credit facility (“First Lien Facility”) consisting of a $28 million revolving credit facility (“the Revolver”) and a $26 million first lien term loan facility (“the First Term”). The First Lien Facility would be secured by a first priority perfected lien and security interest in all assets of the Company, limited to a maximum capacity based on a borrowing base formula, payable quarterly and bear interest at a base rate elected by the Company representing Prime plus .75% or LIBOR plus 3.5% on the Revolver and Prime plus 1.25% or LIBOR plus 4.0% on the First Term. Pursuant to the terms of the Proposed Agreement, (i) the expiration date of the amended credit facility would be extended to June 1, 2011 and (ii) we would be subject to covenants requiring us to (a) maintain a minimum current ratio, as defined therein, (b) maintain a minimum fixed charge coverage ratio, as defined therein, (c) maintain a minimum trailing twelve month EBITDA, as defined therein, and (d) maintain a maximum average borrowed funds to EBITDA ratio, as defined therein.
     Additionally, the Proposed Agreement would establish an $8.5 million second lien term facility (“the Second Term”) secured by a second priority perfected lien and security interest in all assets of the Company and bear interest at LIBOR plus 7.0%. Pursuant to the terms of the Proposed Agreement, (i) the expiration date of the Second Term would be extended to five and one-half years from closing and (ii) we would be subject to covenants requiring us to (a) maintain a minimum current ratio, as defined therein, (b) maintain a minimum fixed charge coverage ratio, as defined therein, (c) maintain a minimum trailing twelve month EBITDA, as defined therein, and (d) maintain a maximum average borrowed funds to EBITDA ratio, as defined therein.
     The Proposed Agreement would be subject to standard closing conditions including loan fees and loan documentation. The Company is evaluating this loan proposal and has not yet accepted the commitment letter but is in discussions with its lender and expects to execute the Agreement within the next 30 days. There can be no assurance, however, that this loan modification will occur, or that will be able to comply with any future maturity date or covenants.

     The outstanding balances for the revolving credit facility and our term loans at July 1, 2006 were $23.2 million and $33.4 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $969,000, was approximately $3.8 million at July 1, 2006. The balance due on the term loan is payable the second day of each calendar quarter with the principal payment increasing annually on the last payment of each year.
     Cash Flows Used By Operations. During the six fiscal months ended July 1, 2006 our net cash used by operating activities was $91,000 as compared to $722,000 net cash used by operating activities during the comparable period of fiscal 2005. The decrease in cash used by operations is primarily attributable to increased operating income during the first six fiscal months of 2006 compared to the same period for 2005. The increase in operating income is attributable to lower operating costs as a percent of sales on higher sales volume. The use of cash by operations in the first six fiscal months of each year is consistent with the seasonal nature of our business when we typically use cash to build inventory levels in preparation for our third fiscal quarter.
     Working capital as of July 1, 2006 was $39.2 million compared to $34.1 million as of the end of fiscal 2005. Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the second and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. Our current ratio, the relationship of current assets to current liabilities, increased to 2.3 at July 1, 2006 from 2.2 at December 31, 2005. Accounts receivable days sales outstanding increased from 65 days as of the end of fiscal 2005 to 78 days as of July 1, 2006, which is consistent with the second quarter of prior comparative fiscal periods, primarily due to seasonality.
     Investing Activities. During the six fiscal months ended July 1, 2006 our cash used in investing activities totaled $461,000 as compared to cash used totaling $20.6 million net cash used by investing activities during the comparable period of fiscal 2005, which reflected $20.3 million used in funding acquisitions. During the first six fiscal months of 2006, cash used in investing activities was primarily due to improvements at our manufacturing facilities, further enhancement of our e-commerce platform and expenditures incurred in the continued integration of our operations across all brand. See note 10 to the financial statements which discusses cash used for acquisitions.
     For the remainder of fiscal 2006 we anticipate capital expenditures of approximately $772,000, which will consist generally of new computer hardware and software, further development of an e-commerce platform for our brands and investment in new machinery and equipment in our manufacturing plants to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2006 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.
     Financing Activities. During the six fiscal months ended July 1, 2006, our net cash provided by financing activities was $1.0 million compared to cash provided of $21.3 million for the comparable period of fiscal 2005. The cash provided in the current year was primarily due to the proceeds from borrowings made on a bridge loan, partially offset by notes payable payments made. This cash was primarily used to purchase inventory to support our sales for fiscal 2006.
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
Contractual Obligations
     In the Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the six fiscal months ended July 1, 2006, there have been no material changes in the contractual obligations specified except for the additional borrowings under our amended credit facility as described above. Additionally, on May 17, 2006, the Company entered into a Lease Agreement with H.G. Fenton Company (“HGF”) pursuant to which HGF will lease to the Company approximately 21,700 square feet of office space in Carlsbad, California in connection with the relocation of the Company’s headquarters for lease payments totaling $143,000 for the remainder of fiscal 2006 and $434,000 for fiscal 2007.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements other than operating leases. See “Contractual Obligations” above. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.
Critical Accounting Policies:
     As of July 1, 2006, our consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 1, 2005 with the following exception: Adoption of SFAS No. 123 (Revised 2004)
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).
     Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the second quarter of fiscal 2005, we recognized $0 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.”
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
     These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies, statements regarding the expected benefits of our recent acquisitions, our bid for the award of a new DoD boot solicitation and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, that may affect the operations, performance, development and results of our business including those described under the heading “Risk Factors” below and in our Annual Report of Form 10-K for the fiscal year ended December 31, 2005. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

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
     As a majority of the Company’s purchasing commitments and sales are denominated in U.S. dollars, the Company was not significantly exposed to fluctuations in foreign currency rates during fiscal 2005. In January of 2006, the Company established an operating presence in Canada and will begin selling its product into the Canadian market. As the volume of transactions in a foreign currency is expect to remain relatively low in fiscal 2006, the Company does not expect to experience significant exposure to foreign currency risk in fiscal 2006.
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
Interest Rate Fluctuations
     We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2005 and July 1, 2006, we had $55.5 million and $56.5 million, respectively, in outstanding borrowings under our credit facility. Note 7 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.
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
     Based upon this evaluation, our CEO and CFO have determined that a material weakness exists in our internal control over financial reporting, and, as a result, our disclosure controls and procedures were ineffective as of July 1, 2006. The material weakness consists of inadequate resources in our accounting and financial reporting group. Our auditors reported this material weakness to us following the conclusion of their audit of our consolidated financial statements as of and for the year ended December 31, 2005. Based on this, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. Our management and auditors believe that the material weakness arose as a result of the significant acquisitions we have recently completed.
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

     We have taken corrective action to address the material weakness in our internal controls. During the second quarter of fiscal 2006 we hired a Chief Information Officer, Manager of SEC Reporting, Manager of Credit and several individuals in the accounting and financial reporting functions. We are also reviewing the organizational structure of our accounting and financial group and may realign duties and responsibilities to facilitate compliance with our financial reporting obligations. We will continue our review and actions in this area so that operating effectiveness can be demonstrated over a period of time sufficient to support a conclusion that the material weakness has been remediated.
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
     Changes in Internal Control Over Financial Reporting
     Except as otherwise discussed above, there has been no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
     The Company is, from time to time, a party to litigation which arises in the normal course of its business operations. The Company does not believe that it is presently a party to litigation which will have a material adverse effect on its business or operations.
Item 1A. Risk Factors
     The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors” As of July 1, 2006 the Company’s risk factors have not materially changed from those disclosed in the Company’s in the Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
If we are unable to obtain awards of future DoD boot solicitations, our net sales and consolidated operating results would be adversely affected
     We are currently under the final option year in our contract with the DoD to manufacture mil-spec boots, which expires in September 2006. In August 2006 we submitted a bid for a new five-year solicitation for hot weather combat boots and corresponding awards to be made no later than the first quarter of fiscal 2007. There is no certainty that we will be notified of an award by that time or whether we will be awarded future DoD boot solicitations. Most boot contracts are for multi-year periods. Our sales to the DoD comprise a significant part of total net sales for our military boot business. These sales were 68% and 66% of our total net sales for the segment in fiscal 2005 and in the first six months of fiscal 2006, respectively. Therefore, if we do not receive an award from this upcoming solicitation, or future awards, we could be adversely affected for several years.
Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank
     We have a $63 million secured credit facility with our bank. As of July 1, 2006 we had $56.5 million outstanding under this facility, including a $7.0 million bridge loan due September 15, 2006. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.
     We were in default of one of our financial covenants as of December 31, 2005 but obtained a waiver from our bank related to this violation in March 2006. We were in default of two of our financial covenants as of April 1, 2006, notwithstanding a modification of their terms in March 2006, but obtained a waiver from our bank for these violations on May 9, 2006. We were in default of these two financial covenants as of the end of our second fiscal quarter ended July 1, 2006 primarily as a result of management severance costs incurred related to the recent resignation of our Chief Executive Officer. We do not anticipate that we will be able to pay off the bridge loan by the September 15, 2006 deadline. Without further modification, we anticipate that we will be in default of these two financial covenants as of the end of our third fiscal quarter ended September 30, 2006. The failure to meet this deadline, or the violation of our financial covenants, would place us in default under our credit facility.
     On August 9, 2006 we received a commitment letter from our bank to enter into a modification agreement to amend and renew our revolving credit facility, term loan and bridge loan. The proposed agreement would establish a $54 million first lien senior credit facility consisting of a $28 million revolving credit facility and a $26 million first lien term loan facility. The commitment proposal also includes an $8.5 million second lien term. The proposed modification agreement is subject to standard closing conditions including loan fees and loan documentation. We are evaluating this loan proposal and have not yet accepted the commitment letter but are in discussions with our lender and expect to execute the modification agreement within the next 30 days. There can be no assurance, however, that this loan modification will occur, or that we will be able to comply with any future maturity date or covenants.
     If we default under our credit arrangement but are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides information about purchases by the Company and affiliated purchasers during the three months ended July 1, 2006 of its common stock:
COMPANY PURCHASES OF EQUITY SECURITIES

			(c)
			Total Number of	(d)
			Shares Purchased as	Maximum Number of
	(a)	(b)	Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	be Purchased Under
Period	Shares Purchased	Per Share	Programs	the Plans or Programs
4/2/06 - 5/1/06	0	0	0	0
5/2/06 - 6/1/06(1)	12,500	$4.83	0	0
6/2/06 - 7/1/06	0	0	0	0

(1)	Includes, 12,500 shares purchased by James R. Riedman, President, Chief Executive Officer and Chairman in open market transactions.
Item 3. Default Upon Senior Securities
     We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants at April 1, 2006 under our amended and restated credit facility agreement with M&T Bank. On May 9, 2006, we obtained a waiver from our lender of these defaults. We were also in violation of these same two financial covenants as of the end of our second fiscal quarter ended July 1, 2006, as the result, in part, of the severance charge we recognized related to the resignation of our CEO in May 2006. We obtained a waiver from our bank for these violations on August 1, 2006, and are currently in discussions with the lender to amend these financial covenants under the credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders
     (a) We held our Annual Meeting of Stockholders on May, 31,2006.
     (b) At the meeting, the following nominees were elected as directors to hold office until the Annual Meeting of Stockholders to be held in 2007, and until his successor is elected and shall qualify:

	Votes	Votes
Nominee	For	Withheld
Steven M. DePerrior	7,832,850	266,343
Gregory M. Harden	7,832,450	266,743
John C. Kratzer	7,840,227	258,966
Wilhelm Pfander	7,630,535	468,658
Frederick R. Port	7,830,883	268,310
James R. Reidman	7,578158	521,035
John M. Robbins	7,828,733	270,460
     (c) Also at the Annual Meeting of stockholders, the following matters were approved:
          1. the Company’s Amended and Restated 2001 Long-Term Incentive Plan (the “2001 Amended Plan”) to (i) increase from 1,500,000 to 2,500,000 the number of shares of the Company’s common stock, par value $.01 per share (“Common Stock”), available for award under the Plan, and (ii) incorporate amendments necessary to comply with the requirements of Internal Revenue Code of 1986 Section 409A and other changes in the law. The vote was 4,123,420 for, 1,000,472 against, 4,767 abstentions, and 2,970,534 broker non votes.
          2. The use of certain performance criteria under the 2001 Amended Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986. The vote was 7,700,058 for, 392,163 against and 6,972 abstentions, and no broker non votes.
Item 5. Other Information
     On June 1, 2006, June 30, 2006 and August 1, 2006, we entered into amendments to our Amended and Restated Credit Facility Agreement made as of August 3, 2005 (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), Amendment Nos. 7, 8 and 9, respectively. Through these amendments, we extended the maturity date of the $7.0 million bridge loan under the Credit Agreement from June 1, 2006 until September 15, 2006.
      On August 3, 2006, the Board of Directors appointed Robert A. Gunst to the Board’s Audit Committee. The Board had previously elected Mr. Gunst as a director, to be effective August 3, 2006.
Item 6. Exhibits

10.1	Covenant Waiver — Amendment No. 5 to Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 29, 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.2	Amended and Restated Credit Facility Agreement Amendment No. 6 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated April 26, 2006 (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 2, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.3	Confidential Severance Agreement and General Release dated as of May 10, 2006 between Phoenix Footwear Group, Inc. and Richard E. White (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)

10.4	Amended and Restated Credit Facility Agreement Amendment No. 7 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 1, 2006

10.5	Amended and Restated Credit Facility Agreement Amendment No. 8 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 30, 2006

10.6	Amended and Restated Credit Facility Agreement Amendment No. 9 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated August 1, 2006

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer