Form 10-Q
period 2006-09-30
PHOENIX FOOTWEAR GROUP INC
filed 2006-11-14
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-31309

PHOENIX FOOTWEAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	15-0327010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5840 El Camino Real, Suite 106 Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,150,000	$566,000
Accounts receivable (less allowances of $1,783,000 in 2006 and $1,313,000 in 2005)	29,800,000	21,803,000
Inventories (less provisions of $1,528,000 in 2006 and $1,091,000 in 2005)	35,468,000	37,232,000
Other current assets	2,739,000	1,915,000
Deferred income tax asset	473,000	473,000

Total current assets	69,630,000	61,989,000
PLANT AND EQUIPMENT — Net	4,520,000	4,538,000
OTHER ASSETS:
Goodwill	35,502,000	35,976,000
Unamortizable intangibles	20,872,000	22,992,000
Intangible assets, net	10,200,000	12,082,000
Other assets — net	845,000	1,314,000

Total other assets	67,419,000	72,364,000

TOTAL ASSETS	$141,569,000	$138,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,853,000	$13,215,000
Accrued expenses	5,389,000	3,752,000
Notes payable — current	3,100,000	9,425,000
Other current liabilities	1,049,000	1,466,000
Income tax payable	—	79,000

Total current liabilities	21,391,000	27,937,000
OTHER LIABILITIES:
Notes payable — noncurrent	29,700,000	25,025,000
Note payable, line of credit	25,391,000	21,091,000
Other long-term liabilities	1,560,000	2,685,000
Deferred income tax liability	8,129,000	8,129,000

Total other liabilities	64,780,000	56,930,000

Total liabilities	86,171,000	84,867,000
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value — 50,000,000 shares authorized; 8,383,000 and 8,367,000 shares issued in 2006 and 2005, respectively	84,000	84,000
Additional paid-in-capital	46,023,000	45,520,000
Retained earnings	12,525,000	9,494,000
Accumulated other comprehensive income (loss)	28,000	(4,000)

	58,660,000	55,094,000

Less: Treasury stock at cost, 455,000 and 378,000 shares in 2006 and 2005, respectively	(3,262,000)	(1,070,000)

Total stockholders’ equity	55,398,000	54,024,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,569,000	$138,891,000

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
NET SALES	$36,453,000	$34,275,000	$111,666,000	$76,028,000
COST OF GOODS SOLD	23,319,000	21,703,000	69,652,000	47,026,000

GROSS PROFIT	13,134,000	12,572,000	42,014,000	29,002,000

OPERATING EXPENSES:
Selling, general and administrative expenses	11,044,000	9,756,000	34,144,000	24,364,000
Other expenses (income) — net	14,000	2,000	(551,000)	617,000

Total operating expenses	11,058,000	9,758,000	33,593,000	24,981,000

OPERATING INCOME	2,076,000	2,814,000	8,421,000	4,021,000
INTEREST EXPENSE	1,528,000	1,156,000	4,367,000	2,121,000

EARNINGS BEFORE INCOME TAXES	548,000	1,658,000	4,054,000	1,900,000
INCOME TAX PROVISION	205,000	677,000	1,023,000	779,000

NET EARNINGS	$343,000	$981,000	$3,031,000	$1,121,000

NET EARNINGS PER SHARE (Note 5 )
Basic	$0.04	$0.12	$0.38	$0.15

Diluted	$0.04	$0.12	$0.37	$0.14

SHARES OUTSTANDING:
Basic	7,927,306	8,001,439	7,905,209	7,688,673

Diluted	8,203,837	8,371,290	8,188,667	8,057,542

See notes to consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,031,000	$1,121,000
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	1,893,000	1,578,000
Allocation of shares in defined contribution plan	484,000	700,000
Loss on disposal of long-lived assets	147,000	—
Non-cash share-based compensation	116,000	—
Changes in assets and liabilities (net of impact of acquisitions):
(Increase) decrease in:
Accounts receivable — net	(7,997,000)	(4,866,000)
Inventories — net	1,764,000	3,238,000
Other current receivables	48,000	575,000
Other current assets	(609,000)	(49,000)
Other noncurrent assets	207,000	(2,533,000)
Increase (decrease) in:
Accounts payable	(1,362,000)	(1,662,000)
Accrued expenses	1,637,000	276,000
Other liabilities	(400,000)	(535,000)
Income taxes payable	(80,000)	—

Net cash used by operating activities	(1,121,000)	(2,157,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,009,000)	(668,000)
Proceeds from disposal of property and equipment	26,000	3,000
Acquisitions, net of cash acquired	—	(25,876,000)

Net cash used by investing activities	(983,000)	(26,541,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on Notes payable-line of credit	10,450,000	36,374,000
Proceeds from notes payable	—	35,000,000
Repayments of notes payable	(7,812,000)	(39,396,000)
Issuance of common stock	50,000	327,000
Debt issuance and other costs	—	(1,269,000)

Net cash provided by financing activities	2,688,000	31,036,000

NET INCREASE IN CASH	584,000	2,338,000
CASH — Beginning of period	566,000	694,000

CASH — End of period	$1,150,000	$3,032,000

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$3,997,000	$1,164,000

Income taxes	$1,712,000	$51,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2006, the Company received 196,967 of its Common Stock previously held in escrow in connection with a reduction in the purchase price recorded for its acquisition of Altama in 2004 (see Note 13, Settlement of Claims).	$2,500,000	—

See notes to consolidated condensed financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Description of Business and Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature that are necessary for the fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three and nine months ended September 30, 2006, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Liquidity

As of September 30, 2006, the Company had $58.2 million outstanding under a credit facility with Manufacturer’s and Trust Company (“M&T”) including a $7.0 million bridge loan that was due October 13, 2006 and has now been extended until November 30, 2006. On November 13, 2006, the bridge loan was converted into a $10.0 million Term Loan Facility B (See Note 15 - Subsequent Events). In the future, the Company may incur additional indebtedness in connection with other acquisitions or for other purposes. All of the Company’s assets are pledged as collateral to secure this bank debt.

The Company was in default of two financial covenants under its credit facility as of the fiscal quarters ended April 1, 2006, July 1, 2006 and September 30, 2006. The Company received waivers for these violations from its bank on May 9, 2006, August 1, 2006 and November 1, 2006.

On November 13, 2006 the Company and its bank modified the existing secured credit facility (See Note 15 - Subsequent Events).

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Royal Robbins, Inc., Altama Delta Corporation, Altama Delta (Puerto Rico) Corporation, Chambers Belt Company, PXG Canada, Inc. and Phoenix Delaware Acquisition Company (“Tommy Bahama Footwear”). Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52 or 53 week period ending the Saturday nearest to December 31. The third quarters consisted of the 13 weeks ended September 30, 2006 and October 1, 2005.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006.

Critical Accounting Policies

As of September 30, 2006, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2005.

Income Tax Provision

The Company records a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. During the first quarter of fiscal 2006, the Company realized an effective tax rate of 25% due to the recording of a non-taxable gain associated with a reduction in the purchase price of the Company’s 2004 acquisition of Altama Delta Corporation (see Note 8. Other (Income) Expenses - Net). During the third quarter of fiscal 2006, the Company realized an effective tax rate of 37%. Though the Company expects to realize a tax rate of approximately 40% on taxable income for fiscal 2006, the Company anticipates an actual effective tax rate of approximately 22% for fiscal 2006 primarily due to the net gain recorded on the reduction in the purchase price of Altama Delta Corporation.

2. Inventories

The components of inventories as of September 30, 2006 and December 31, 2005, net of reserves were:

	September 30, 2006	December 31, 2005
Raw materials	$4,629,000	$3,995,000
Work in process	1,403,000	1,286,000
Finished goods	29,436,000	31,951,000

	$35,468,000	$37,232,000

3. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill and non-amortizable intangible assets during the first three quarters of fiscal 2006 are as follows:

	Goodwill	Non- Amortizable Intangibles
Balance at December 31, 2005	$35,976,000	$22,992,000
Adjustments to purchase price allocation from prior acquisitions	(474,000)	(2,120,000)

Balance at September 30, 2006	$35,502,000	$20,872,000

Changes in goodwill and non-amortizable intangible assets during the first three quarters of fiscal 2006 related to the return of shares to the Company in conjunction with the Altama purchase price reduction (see Note 13. Settlement of Claims), additions related to the acquisition of Chambers Belt and adjustments resulting from completion of the fair value analysis associated with the 2005 acquisition of Tommy Bahama Footwear.

The changes in the carrying amounts of amortizable intangible assets during the first three quarters of fiscal 2006 are as follows:

	Gross	Amortizable Intangible Amortization	Net
Balance at December 31, 2005	$13,818,000	(1,736,000)	$12,082,000
Altama purchase price adjustment	(1,704,000)	495,000	(1,209,000)
Tommy Bahama purchase price adjustment	287,000	—	287,000
Amortization Expense	—	(960,000)	(960,000)

Balance at September 30, 2006	$12,401,000	$(2,201,000)	$10,200,000

Changes in amortizable intangibles during the first three quarters of fiscal 2006 related to the termination of a non-compete agreement related to the Altama purchase price reduction, amortization of other intangibles and completion of the fair value analysis associated with the 2005 acquisition of Tommy Bahama Footwear.

Intangible assets consist of the following as of September 30, 2006 and December 31, 2005:

	Useful Life (Years)	September 30, 2006	December 31, 2005
Non-amortizing:
Trademarks, tradenames and workforce in place	—	$13,237,000	$15,357,000
DoD relationship	—	7,635,000	7,635,000

Total		$20,872,000	$22,992,000

Amortizing:
Customer lists	1-20	$9,336,000	$9,049,000
Covenant not to compete	2-5	3,026,000	4,730,000
Other	5	39,000	39,000
Less: Accumulated Amortization		(2,201,000)	(1,736,000)

Total		$10,200,000	$12,082,000

Intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 20 years. During the three and nine month periods ended September 30, 2006 aggregate amortization expense was approximately $310,000 and $960,000, respectively. During the three and nine month periods ended October 1, 2005 aggregate amortization expense was $433,000 and $814,000, respectively. Amortization expense related to intangible assets at September 30, 2006 for each of the next five fiscal years and beyond is expected to be incurred as follows:

Remainder of 2006	$325,000
2007	1,311,000
2008	1,314,000
2009	1,284,000
2010	1,004,000
Thereafter	4,962,000

Total	$10,200,000

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company measures its Intangible Assets for impairment at least annually, and more often when events indicate that an impairment may exist. The Company performs a measurement for impairment on its reporting segments in December of each fiscal year with the exception of its accessories segment, which is measured in June of each fiscal year.

4. Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

The Company from time to time grants Performance Based Stock Rights (“Stock Rights”). The Stock Rights cliff-vest based on the achievement of specific mutually agreed criteria and expires within a three year period if the criteria have not been met. The cost relating to the Stock Rights will be recognized at the time the Stock Rights cliff vest. No compensation cost will be recognized for Stock Rights until employees render the requisite service.

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Selling, general and administrative	$35,000	$115,000

Pre-tax stock-based compensation expense	35,000	115,000
Income tax benefit	5,000	18,000

Total stock-based compensation expense	$30,000	$97,000

The Company did not grant stock option awards or modify any outstanding stock options during the three and nine month period ended September 30, 2006. The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense it is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at September 30, 2006 is $180,000 and the estimated weighted-average period of time over which this cost will be recognized is 1.6 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits in the first three quarters of 2006 that have been credited to additional paid-in capital.

The fair value of stock options at date of grant was estimated using the Black-Scholes model. The expected life of employee stock options was determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate was based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility was based on the historical volatilities of the Company’s Common Stock.

The following table summarizes the stock option transactions during the first three quarters of fiscal 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding December 31, 2005	1,163,000	$7.50

Granted	—	—
Exercised	(20,000)	3.63
Canceled	(475,000)	8.37

Options outstanding September 30, 2006	668,000	$7.70	6.6	$228,000

Options exercisable September 30, 2006	601,000	$6.94	6.3	$228,000

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the first three quarters of fiscal 2006 were $50,000, $0 and $47,000, respectively. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the first three quarters of fiscal 2006 there were no stock options granted.

The Company’s Board of Directors approved the issuance of 260,000 Performance Stock Rights to Directors and certain officers and executive managers of the Company, subject to the approval of a form of award agreement by its Compensation Committee. The form of the awards agreement was approved by the Compensation Committee during September 2006.

The outstanding Stock Rights have an expected life of approximately 2.57 years. The Stock Rights that could vest upon achievement of the performance targets at September 30, 2006 total 344,000 shares. The Company will recognize compensation expense based on the fair value of the Stock Rights upon cliff-vesting. The Company deems Stock Rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The following table summarizes Performance Based Stock Rights issued as of September 30, 2006:

	Rights	Aggregate Intrinsic Value
Stock Rights outstanding December 31, 2005	33,000
Granted	336,000
Exercised	—
Cancelled	(25,000)

Stock Rights outstanding September 30, 2006	344,000	$1,614,000

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net earnings (loss), as reported	$981,000	$1,121,000
Add/Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(123,000)	(2,832,000)

Pro forma net earning (loss)	$858,000	$(1,711,000)

Earnings (loss) per common share:
Basic — as reported	$0.12	$0.15
Basic — pro forma	$0.11	$(0.22)
Diluted — as reported	$0.12	$0.14
Diluted — pro forma	$0.10	$(0.21)

Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

Three and Nine Months Ended October 1, 2005
Dividend yield	0%
Expected volatility from stock	44.84%
Risk free interest rates	4.16%
Expected lives	10 years

5. Per Share Data

Basic net earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted earnings per share is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Basic net earnings per share:
Net earnings	$343,000	$981,000	$3,031,000	$1,121,000
Weighted average common shares outstanding	7,927,306	8,001,439	7,905,209	7,688,673
Basic net earnings per share	$0.04	$0.12	$0.38	$0.15

Diluted net earnings per share:
Net earnings	$343,000	$981,000	$3,031,000	$1,121,000
Weighted average common shares outstanding	7,927,306	8,001,439	7,905,209	7,688,673
Effect of stock options outstanding	276,531	369,851	283,458	368,869

Weighted average common and potential common shares outstanding	8,203,837	8,371,290	8,188,667	8,057,542
Diluted net earnings per share	$0.04	$0.12	$0.37	$0.14

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 239,000 shares as of September 30, 2006, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for the purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During fiscal 2006, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the Plan, between 1997 and 2001 the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of September 30, 2006 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants contain piggyback registration rights that expire seven years from the closing of the offering. The warrants expire on July 18, 2009.

6. Contingent Liabilities and Contractual Obligations

In connection with its acquisition of Chambers Belt, the Company agreed to pay as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2006 and 2007, respectively, as long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with its other brands. For the period ending June 28, 2006, Chambers Belt did not meet the minimum threshold necessary for the Company to make a cash payout pursuant to the agreement. Management’s current estimate of the potential earn-out cash payment the Company may be required to pay is $3 million for the twelve month-period ended June 28, 2007. The actual payment, if any, may vary from the estimated amount.

On May 17, 2006, the Company entered into a lease agreement with H.G Fenton Company (“HGF”) pursuant to which HGF will lease to the Company approximately 21,700 square feet of office space in Carlsbad, California, in connection with the relocation of the Company’s headquarters. Under the terms of this lease, HGF will lease it to the Company for sixty months commencing August 24, 2006. The Company deems the lease to be an operating lease and is accounting for it accordingly. The Company commenced operations in its new headquarters on September 5, 2006. The lease is a gross lease and provides for the payment of base rent of approximately $429,000 in its first year, $444,000 in year two, $460,000 in year three, $476,000 in year four and $492,000 in year five. Under the terms of the lease, the Company will be obligated to pay apportionment of taxes and building operating expenses and all insurance, utilities and other operating costs with respect to the leased premises.

On July 31, 2006 the Company entered into a lease agreement with Dongguan Donghua Complex Development Co. Ltd. (“DDC”). Pursuant to which DDC will lease the Company approximately 449 meters of office space in Dongcheng of Dongguan, China. Under the terms of the lease, DDC will lease the office space to the Company for 24 months. The Company has the first right of refusal to the space for an additional 24 months with a 5% increase for every two year period. The lease provides for a refundable rental bond of approximately $3,400 US (26,982 RMB), annual rent of approximately $20,500 US (161,900 RMB) and an annual management fee of approximately $1,400 US (10,800 RMB). The Company is responsible for the cost of utilities.

The Company’s latest option year in its contract with the U.S. Department of Defense (“DoD”) to manufacture mil-spec boots, expired September 30, 2006 at the end of the final option year according to its terms. In August 2006 the Company submitted a bid for a new five-year solicitation posted by the DoD for hot weather combat boots with corresponding awards expected to be made no later than the first quarter of fiscal 2007. There is no certainty that the Company will be notified of an award by that time or whether the Company will be awarded future DoD boot solicitations. Most boot contracts are for multi-year periods. The Company’s sales to the DoD comprise a significant part of total net sales for its military boot business. These sales were 65% and 61% of the Company’s total net sales for the segment in the first nine months of fiscal 2005 and fiscal 2006, respectively. Therefore, if the Company does not receive an award from this upcoming solicitation, or future awards, the Company could be adversely affected for several years and the carrying value of certain assets for this segment could be impaired. Altama has maintained a continuous contractual relationship with the DoD for the past 37 years. A contractor’s past performance and current capabilities are significant factors in the DoD’s contract award process. The Company has received no information from the DoD over the course of its recently expired contract that its past performance was unacceptable. The events and circumstances related to the Company’s relationship with the DoD continue to support the conclusion as to the indefinite useful life of the goodwill and non-amortizable intangibles related to the Company’s military boot segment. As of September 30, 2006 assets that could be adversely affected related to goodwill, intangible assets and property, plant and equipment, net totaled $18.1 million, $15.4 million and $2.0 million, respectively.

7. Debt

On August 4, 2005, the Company and M&T entered into an Amended and Restated Credit Facility Agreement (the “Amended Credit Agreement”). This Amended Credit Agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the Amended Credit Agreement. The Amended Credit Agreement increased the existing line of credit from $24 million to $28 million and added a $7 million bridge loan used for the acquisition of The Paradise Shoe Group, LLC. The revolving line had an initial interest rate of LIBOR plus 3.0%, or the prime rate plus .375%. The bridge loan had an initial interest rate of LIBOR plus 3.5% or the prime rate plus .75%. The borrowings under the Amended Credit Agreement are secured by a blanket security interest in all the assets of the Company and its subsidiaries. The amended credit facility expires on June 30, 2010 and all borrowings under that facility are due and payable on that date. The Company’s availability under the revolving credit facility is $28 million (subject to a borrowing base formula). The bridge loan is due November 30, 2006, and may be prepaid at any time. The Amended Credit Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.

	September 30, 2006	December 31, 2005
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 3.5% or Prime plus .75%;	$16,000,000	$16,000,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR plus 3.5% or Prime plus .75%;	9,391,000	5,091,000
Term loan payable to bank in variable quarterly installments through 2011, interest due monthly at LIBOR plus 4.0 or Prime plus 1.25%	25,800,000	27,450,000
Bridge loan payable to bank on November 30, 2006 interest due monthly at LIBOR plus 7.0%	7,000,000	7,000,000
	58,191,000	55,541,000

Less: current portion	3,100,000	9,425,000

Noncurrent portion	$55,091,000	$46,116,000

The aggregate principal payments of notes payable are as follows:

One year or less	$3,100,000
One to three years	14,300,000
Three to five years	40,791,000

Total	$58,191,000

On November, 13, 2006 the Company and M&T modified the existing secured credit facility (See Note 15 – Subsequent Events).

8. Other (Income) Expenses — Net

Consolidated “Other income (expense) - net” totaled $14,000 in net expense for the third quarter of fiscal 2006. Consolidated “Other income (expense) - net” totaled $551,000 in net income for the first three quarters of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related to the Company’s Altama acquisition partially offset by severance expense associated with the departure of the Company’s CEO. On January 8, 2006 the Company entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004. As a result of the agreement, the total price paid by the Company for Altama was reduced by approximately $1.5 million in cash, 196,967 in Phoenix Footwear shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction, the Company recorded a net gain of $1.5 million in the first quarter of fiscal 2006. Other expenses for the first three quarters of fiscal 2005 totaled $617,000 which consisted primarily of severance and management restructuring costs.

9. Operating Segment Information

Beginning in fiscal 2005, the Company’s operating segments were classified into four segments: footwear and apparel, premium footwear, military boot operations and accessories. The footwear and apparel operation designs, develops and markets various moderately-priced branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s Internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over our Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the DoD which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers.

Operating profits by business segments exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific.

The following table summarizes net sales to customers by operating segments that are 10% or greater of the respective segment:

	Three Months ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Premium Footwear:
Tommy Bahama Retail	18%	18%	14%	10%
Newton Buying Corp.	13%	2%	5%	1%
Nordstrom	—	5%	13%	5%
Military:
Department of Defense	69%	64%	61%	65%
Accessories:
Wal-Mart	58%	51%	58%	51%
K-Mart	14%	9%	11%	9%

No individual off-shore customer excluding our Canadian subsidiary represents more than 10% of net sales for any segment.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net Revenues
Footwear and Apparel	$16,869,000	$47,382,000	$14,614,000	$42,377,000
Premium Footwear	2,357,000	14,647,000	3,794,000	7,498,000
Military Boots	3,758,000	17,456,000	6,157,000	16,443,000
Accessories	13,469,000	32,181,000	9,710,000	9,710,000

	$36,453,000	$111,666,000	$34,275,000	$76,028,000

Operating Income (loss)
Footwear and Apparel	$3,736,000	$9,994,000	$2,309,000	$6,180,000
Premium Footwear	(1,430,000)	(1,587,000)	(57,000)	(327,000)
Military Boots	31,000	1,505,000	943,000	2,380,000
Accessories	1,625,000	3,262,000	1,135,000	1,135,000
Reconciling Items(1)	(1,886,000)	(4,753,000)	(1,516,000)	(5,347,000)

	$2,076,000	$8,421,000	$2,814,000	$4,021,000

Depreciation and Amortization
Footwear and Apparel	$83,000	$199,000	$99,000	$297,000
Premium Footwear	39,000	153,000	52,000	116,000
Military Boots	259,000	638,000	249,000	747,000
Accessories	248,000	750,000	273,000	273,000
Reconciling Items(2)	48,000	153,000	59,000	145,000

	$677,000	$1,893,000	$732,000	$1,578,000

Capital Expenditures
Footwear and Apparel	$92,000	$154,000	$33,000	$107,000
Premium Footwear	4,000	11,000	—	8,000
Military Boots	22,000	195,000	371,000	416,000
Accessories	37,000	108,000	3,000	3,000
Reconciling Items(2)	380,000	541,000	40,000	134,000

	$535,000	$1,009,000	$447,000	$668,000

	As of September 30, 2006	As of December 31, 2005
Identifiable Assets
Footwear and Apparel	$28,594,000	$23,345,000
Premium Footwear	10,873,000	15,357,000
Military Boots	11,763,000	13,987,000
Accessories	27,962,000	22,116,000
Reconciling Items(2)	796,000	849,000
Goodwill
Footwear and Apparel	6,553,000	6,553,000
Premium Footwear	5,177,000	3,168,000
Military Boots	18,077,000	20,577,000
Accessories	5,695,000	5,678,000
Non-amortizable Intangibles
Footwear and Apparel	2,590,000	2,590,000
Premium Footwear	1,457,000	3,577,000
Military Boots	14,155,000	14,155,000
Accessories	2,670,000	2,670,000
Reconciling Items(3)	5,207,000	4,269,000

Total Identifiable Assets	$141,569,000	$138,891,000

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

On August 4, 2005, the Company acquired substantially all of the assets of Tommy Bahama Footwear for approximately $6.3 million, plus a holdback of $500,000, to be released after 14 months less any indemnity claims made by the Company under the Asset Purchase Agreement. Tommy Bahama Footwear was based in Phoenix, Arizona, and was the exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts. In addition, on the same date, the Company entered into a trademark license agreement with Tommy Bahama Group, Inc., a wholly owned subsidiary of Oxford Industries, Inc. On October 3, 2006, the Company notified Oxford Industries, Inc. that pursuant to the Purchase Agreement it is withholding payment of the $500,000 holdback. The Company had previously notified the seller that certain assets did not conform to the representations and warranties contained in the Purchase Agreement. On October 17, 2006 Oxford Industries notified the Company its refusal to pay the holdback amount is a breach of the Asset Purchase Agreement and the Company should immediately remit the holdback funds.

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

Current assets	$5,432,000
Property, plant and equipment	66,000
Intangible assets, subject to amortization	749,000
Goodwill and unamortizable intangibles	2,292,000

Total assets acquired	8,539,000
Less liabilities	(2,083,000)

Net assets acquired	$6,456,000

Of the $2.3 million of acquired goodwill and unamortizable intangible assets, $227,000 was allocated to the Tommy Bahama work force in place. Intangible assets totaling $749,000 which are subject to amortization have a weighted-average useful life of approximately 18.5 years. The intangible assets subject to amortization include commercial customer lists of $636,000 (20 year useful life) and a licensing agreement of $113,000 (10 year useful life).

The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Chambers Belt and Tommy Bahama Footwear occurred on January 2, 2005.

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Pro forma net sales	$35,775,000	$106,153,000
Pro forma net income	$734,000	$585,000
Basic Pro forma net income per share	$0.09	$0.07
Diluted Pro forma net income per share	$0.09	$0.07

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

11. Related Parties

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The President and CEO of Chambers Belt Company, a wholly owned subsidiary of the Company, each own an equity interest in Maquiladora Chambers de Mexico, S.A. As of September 30, 2006 there was $19,000 due the Company from Maquiladora Chambers de Mexico, S.A. During the three and nine month period ending September 30, 2006, the Company has purchased a total of $480,000 and $1,323,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

12. Comprehensive Income

Comprehensive income is defined as all changes in net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded in equity would be a part of comprehensive income. The following table sets forth the computation of comprehensive income for the periods presented:

	Three Months Ended
	September 30, 2006	October 1, 2005
Net Income	$343,000	$981,000
Other comprehensive income:
Foreign currency translation	30,000	—

Comprehensive income	$373,000	$981,000

	Nine Months Ended
	September 30, 2006	October 1, 2005
Net Income	$3,031,000	$1,121,000
Other comprehensive income:
Foreign currency translation	32,000	—

Comprehensive income	$3,063,000	$1,121,000

13. Settlement of Claims

On January 8, 2006, the Company entered into an agreement with the seller of Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which the Company acquired Altama. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in escrow valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. As a result of this transaction the Company recorded a reduction in goodwill of $2.5 million related to the return of 196,967 of the Company’s shares, a corresponding increase in treasury stock of $2.5 million, a reduction in intangible assets of approximately $1.7 million and an after-tax gain of approximately $1.5 million during the first nine months of fiscal 2006.

On October 20, 2006, the Company entered into a settlement agreement with a sourcing agent for the Tommy Bahama Footwear brand regarding a claim for past due commissions. The Company agreed to make a payment of approximately $100,000 plus interest in settlement, payable on February 15, 2007.

14. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations

In September 2006, the S.E.C. released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

There have been two common approaches used to quantify errors. Under the “roll-over” approach, the error is quantified as the amount by which the current year income statement is misstated. The “iron-curtain” approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on an income statement approach can result in accumulating errors on the balance sheet that may not have been material to any individual income statement, but which nonetheless, may misstate one or more balance sheet accounts. Similarly, exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.

The S.E.C. staff believes that the errors should be quantified using both a balance sheet and an income statement approach. Thus, the financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.

SAB No. 108 states that to provide full disclosure, companies electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB No. 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 further provides that the cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. It also provides that companies should disclose the nature and the amount of each individual error being corrected in the cumulative adjustment. Finally, SAB No. 108 provides that the disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.

The Company understands that early application of the guidance in SAB No. 108 is encouraged in any filing for an interim period of the first fiscal year ending after November 15, 2006. The Company further understands in the event that the cumulative effect of application of the guidance in SAB No. 108 is first reported in an interim period other than the first interim period of the first fiscal year ending after November 15, 2006, previously filed interim reports need not be amended. However, SAB No. 108 states that comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. The Company will apply the provisions of SAB No. 108 for its annual financial statements for the fiscal year ended December 30, 2006. However, as of the date of this filing, the Company is assessing the impact of adopting SAB No. 108 on its consolidated financial position and results of operations.

15. Subsequent Events

On November 13, 2006, the Company and M&T entered into a First Lien Senior Secured Credit Facility Agreement, (The “First Lien Agreement”), to modify the Amended and Restated Credit Facility Agreement dated August 4 , 2005. The First Lien Agreement reduces the current availability from $63 million to $62 million. The First Lien Agreement consists of a Revolving Credit Facility (“Revolver”) with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A (“Term A”) of $24 million and a $10 million First Lien Term Loan B (“Term B”). The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to .75% (for the Revolver) and from .25% to 1.25% for the Term A Loan. The Revolver interest is payable monthly and the Term A loan interest and principal is payable quarterly. The Revolver and Term A loan expire on November 13, 2011 and all borrowings are due and payable on that date. The Term B Loan has a fifteen month maturity, requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%. The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all the assets of the Company and its subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring us to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA and (d) maintain a maximum average borrowed funds to EBITDA ratio, measured quarterly. M&T acts as lender and administrative agent for additional lenders under the agreement. In connection with the new credit facility, the Company engaged M&T to syndicate the loan among additional potential lenders. The Company paid M&T a $250,000 fee for its syndication efforts. Under the terms of the engagement, M&T may modify the terms and conditions of the facility in order to successfully execute the syndication. As a result, the Company’s current facility may be refinanced prior to its maturity date although there can be no assurance that it will do so, or that it will be able to do so on terms favorable to the Company.

EITF 86-30 Classification of Obligations When a Violation is Waived by the Creditor, states in part, that where a company enters into an credit agreement that converts short term credit facilities into long term credit facilities, prior to the issuance of the balance sheet, the obligations thereunder are classified as long term obligations net of current maturities on the balance sheet for the reporting period.

On October 3, 2006 the Company notified the seller under the purchase agreement for the acquisition of Tommy Bahama Footwear that it is withholding payment of the $500,000 holdback that the Company maintained under the terms of the Agreement The Company had previously notified the sellers that certain acquired assets did not conform to the representations and warranties contained in the purchase agreement. The sellers have demanded payment of the holdback amount.

On October 20, 2006, the Company entered into a settlement agreement with a sourcing agent for the Tommy Bahama Footwear brand regarding claim for past due commissions. The Company agreed to make a payment of approximately $100,000 plus interest in settlement, payable on February 15, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical consolidated financial statements and the related notes and the other financial information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” below. References to our “fiscal 2004” refer to our fiscal year ended January 1, 2005, references to our “fiscal 2005” refer to our fiscal year ended December 31, 2005, references to our “fiscal 2006” refer to our fiscal year ending December 30, 2006, and reference to our “fiscal 2007” refer to our fiscal year ending December 29, 2007.

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

Our operations are comprised of four reportable segments: footwear and apparel, premium footwear, military boot business and accessories. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of footwear, apparel and accessories through wholesale channels, military channels including the U.S. government, direct to consumer catalogs and website sales. See Note 9 “Operating Segment Information” in the Notes to Consolidated Financial Statements.

During the past few years, we have consummated a number of acquisitions, including those discussed below, which have significantly contributed to our growth. We intend to continue to pursue acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business or leverage our franchise, or augment our market coverage. We seek companies or product lines that have positive cash flow, have historically demonstrated the ability to generate cash and/or have potential to generate cash and enhance shareholders’ value. We also may acquire businesses that we feel could provide us with important relationships or otherwise offer us growth opportunities. We plan to fund our future acquisitions through bank financing, seller debt or equity financing and public or private equity financing. Although we are actively seeking acquisitions that will expand our existing brands, as of the date of this report we have no agreements with respect to any such acquisitions, and there can be no assurance that we will be able to identify and acquire such businesses or obtain necessary financing on favorable terms.

On June 29, 2005, we entered into the accessories business through our acquisition of substantially all of the assets of Chambers Belt Company, a leading manufacturer of men’s, women’s and children’s belts and accessories spanning contemporary, traditional and western styles.

On August 4, 2005, we expanded our premium footwear product offering through the acquisition of substantially all of the assets of The Paradise Shoe Company, LLC, which included rights as the exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands.

Results of Operations

The following table sets forth selected consolidated operating results for each of the quarterly periods indicated, presented and as a percentage of net sales.

Fiscal Quarter Ended September 30, 2006 Compared to Fiscal Quarter Ended October 1, 2005:

	Three Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$36,453,000	100%	$34,275,000	100%	$2,178,000
Cost of goods sold	23,319,000	64%	21,703,000	63%	1,616,000

Gross profit	13,134,000	36%	12,572,000	37%	562,000
Operating expenses and other expenses — net	11,058,000	30%	9,758,000	29%	1,300,000

Operating income	2,076,000	6%	2,814,000	8%	(738,000)
Interest expense	1,528,000		1,156,000		372,000

Earnings before income taxes	548,000	2%	1,658,000	5%	(1,110,000)
Income tax provision	205,000		677,000		(472,000)

Net earnings	$343,000	1%	$981,000	3%	$(638,000)

Consolidated Net Sales

•	Consolidated net sales for the third quarter of fiscal 2006 were $36.5 million compared to $34.3 million for the third quarter of fiscal 2005, representing a $2.2 million or 6% increase.

•

Net sales from brands held for more than one year (Trotters, SoftWalk, H.S. Trask, Royal Robbins, Altama and Chambers) increased $2.9 million. This increase was attributable to a $3.8 million increase in sales from our accessories business and a $2.3 million increase in sales from our footwear and apparel segment primarily related to our newly formed Canadian subsidiary. Our current year Canadian sales were previously recognized through a third party royalty distribution agreement. These sales increases were partially offset by a $2.4 million decrease in our military boot sales and a $.8 million decrease in sales from our H.S. Trask brand.

•	Net sales from our Tommy Bahama Footwear brand, which was acquired during the third quarter of fiscal 2005, decreased $0.7 million.

Consolidated Gross Profit

•

Consolidated gross profit for the third quarter of fiscal 2006 increased 4% to $13.1 million as compared to $12.6 million for the comparable prior year period. Gross profit as a percentage of net sales for the current quarter of 36% decreased from 37% for the prior year period in fiscal 2005. The decrease as a percentage of sales resulted primarily from a higher level of close-out sales and inventory write-downs associated with our premium footwear segment along with an increased level of mass market sales from our accessories segment which generate lower gross margins.

•

The increase of $0.6 million in gross profit dollars is primarily attributable to a $2.6 million increase from our footwear and apparel and accessories segments offset in part by a $2.0 million decrease in gross profit from our premium footwear segment associated with the sale of slow moving and discontinued products and decreases in our military brand sales.

Consolidated Operating Expenses

•

Consolidated selling, general and administrative, or SG&A, expenses were $11.0 million, or 30% of net sales, for the third quarter of fiscal 2006 as compared to $9.8 million or 29% of net sales for the third quarter of fiscal 2005.

•

This dollar increase was primarily related to increased operating costs of $1.2 million associated with our newly formed Canadian subsidiary, a full quarter of operating costs associated with our Tommy Bahama Footwear brand, which was acquired during the third quarter of 2005, and increased selling expenses associated with supporting higher sales levels.

•

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” on January 1, 2006, and recognized $35,000 in compensation expense for the third fiscal quarter of 2006.

Consolidated Other Expense — Net

•	Consolidated “Other expense - net” totaled $14,000 for the third quarter of fiscal 2006. Other expense - net for the third quarter of fiscal 2005 was $2,000.

Consolidated Interest Expense

•

Consolidated interest expense for the third quarter of fiscal 2006 was $1.5 million as compared to $1.2 million for the third quarter of fiscal 2005. The increase in interest expense during the current quarter was a result of increased levels of bank debt and working capital indebtedness associated with our Chambers Belt and Tommy Bahama Footwear brand acquisitions during fiscal 2005 and increased interest rates. We expect that our interest expense may increase, in the fourth quarter of fiscal 2006 and in fiscal 2007 due to the higher interest rate on the term component of our new credit facility.

Consolidated Income Tax Provision

•	We recorded income tax provision for the third quarter of fiscal 2006 of $0.2 million as compared to $0.7 million, for the prior year comparable period.

•

Our effective tax rate during the third quarter of fiscal 2006 was 37%, as compared to a 41% rate for the comparable prior year period. The decrease in our effective tax rate for the third quarter of 2006 as compared to the prior year period was primarily attributable to a change in the apportionment of foreign and state taxes.

Consolidated Net Earnings

•

Our net income for the third quarter of fiscal 2006 was $0.3 million or $0.04 per diluted share as compared to net income of $1.0 million or $0.12 per diluted share for the third quarter of fiscal 2005.

•

The decrease in net income is attributable to increased sales of slow moving and discontinued products for our premium footwear segment, a decrease in military brand sales, increased interest expense and increased operating costs associated with our newly formed Canadian subsidiary and recently acquired Tommy Bahama Footwear brand.

Footwear and Apparel Business

	Three Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$16,869,000	100%	$14,614,000	100%	$2,255,000
Gross profit	$7,875,000	47%	$5,857,000	40%	$2,018,000
Operating expenses	$4,139,000	25%	$3,548,000	24%	$591,000

Net Sales

•	Net sales for the third quarter of fiscal 2006 were $16.9 million compared to $14.6 million for the third quarter of fiscal 2005, representing a $2.3 million or 16% increase.

•

This increase is primarily attributable to $2.0 million in sales from our new Canadian subsidiary which distributes primarily our Royal Robbins products directly to Canadian retailers along with $0.3 million in organic sales growth from all other brands in this segment. Our current year Canadian sales were previously recognized through a third party royalty distribution agreement.

Gross Profit

•

Gross profit for the third quarter of fiscal 2006 increased 34% to $7.9 million as compared to $5.9 million for the comparable prior fiscal quarter. Gross profit in this segment as a percentage of net sales increased to 47% compared to 40% in the prior comparative fiscal quarter.

•

The increase in gross profit and gross profit as a percent of net sales primarily relates to enhanced margins realized on the direct sale of product to Canadian retailers through our new Canadian subsidiary and a lower level of close-out sales associated with our Trotters and SoftWalk brands during the current year quarter.

Operating Expenses

•	SG&A expenses were $4.1 million or 25% of net sales in this segment for the third quarter of fiscal 2006 as compared to $3.5 million or 24% of net sales for the comparable period of fiscal 2005.

•	Approximately $0.1 million in reduced operating costs for this segment were off-set by operating expenses of $0.7 million related to our new Canadian subsidiary.

Premium Footwear Business

	Three Months Ended				Increase (Decrease)
	September 30, 2006		October 1, 2005
Net sales	$2,357,000	100%	$3,794,000	100%	$(1,437,000)
Gross profit	$92,000	4%	$1,342,000	35%	$(1,250,000)
Operating expenses	$1,522,000	65%	$1,399,000	37%	$123,000

Net Sales

•

Net sales for the third quarter of fiscal 2006 decreased to $2.4 million compared to $3.8 million for the third quarter of fiscal 2005. This sales decrease included $0.8 million in reduced sales of H.S. Trask products related to higher close-out sales associated with an inventory reduction plan and $0.7 million in reduced sales of Tommy Bahama Footwear products as a result of a product repositioning effort. Additionally, effective June 1, 2006 Tommy Bahama accessory sales are included in our accessories segment and totaled $0.5 million during the current year quarter.

•	Tommy Bahama Footwear net sales for the third quarter of fiscal 2005, prior to our acquisition of the brand on August 4, 2005, totaled $1.5 million.

Gross Profit

•

Gross profit for the third quarter of fiscal 2006 decreased to $0.1 million as compared to $1.3 million for the comparable prior year period and gross profit as a percentage of net sales decreased from 35% to 4%.

•

The decrease in gross profit of $1.3 million includes a reduction in Tommy Bahama Footwear gross profit of $0.7 million primarily related to a product repositioning effort which resulted in an excessive level of discontinued product sales and a reduction in Tommy Bahama accessory gross margins which is now included in our accessories segment. During the current quarter H.S Trask’s gross profit decreased $0.5 million related to higher close-out sales associated with an inventory reduction plan.

•

The decrease in gross margin as a percentage of net sales during the current quarter primarily resulted from a higher level of close-out sales and inventory write-downs as compared to the prior year period.

•	Gross profit for the Tommy Bahama Footwear brand for third quarter of fiscal 2005, prior to our acquisition of the brand on August 4, 2005, totaled $0.5 million.

Operating Expenses

•

SG&A expenses were $1.5 million or 65% of net sales in this segment for the third quarter of fiscal 2006 as compared to $1.4 million or 37% of net sales for the comparable period of fiscal 2005. The increase in operating expenses reflects a full quarter of operating costs associated with our Tommy Bahama Footwear brand, which was acquired during the third quarter of fiscal 2005, partially off-set by a reduction in selling expenses.

•	Operating expenses for the Tommy Bahama Footwear brand for its third quarter of fiscal 2005, prior to our acquisition of the brand on August 4, 2005, totaled $0.7 million.

Military Boot Business

	Three Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$3,758,000	100%	$6,157,000	100%	$(2,399,000)
Gross profit	$735,000	20%	$1,535,000	25%	$(800,000)
Operating expenses	$704,000	19%	$592,000	10%	$112,000

Net Sales

•	Net sales for the third quarter of fiscal 2006 were $3.8 million for the military boot segment compared to $6.2 million for the prior year quarter.

•

Sales to the U.S. Department of Defense or DoD, were $2.6 million or 69% of total net sales and sales to commercial customers were $1.2 million or 31% of total net sales. The decrease in net sales during the current year period resulted primarily from a reduction in DoD product deliveries.

•

Our DoD contract expired on September 30, 2006. We submitted a bid proposal for a new contract with the DoD on August 2, 2006. We expect that the DoD will notify us whether we have been awarded a portion of the new contract by the end of the first quarter of fiscal 2007, although there can be no assurance that we will be notified then or whether we will be successful in receiving an award (See Part II, Item 1A “Risk Factors” if we are unable to obtain awards of future DoD boot solicitations our net sales and consolidated operating results would be adversely affected). As of October 30, 2006 we have approximately 200,000 pairs of firm military boot delivery orders from the DoD and another U.S. government agency to be delivered during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Gross Profit

•

Gross profit for the third quarter of fiscal 2006 was $0.7 million or 20% of net sales for this segment as compared to gross profit of $1.5 million or 25% for the third quarter of fiscal 2005. The decrease in gross profit is primarily attributable to a reduction in DoD product deliveries.

•	The decrease in gross profit as a percentage of sales is due to higher per unit manufacturing costs associated with lower production levels.

Operating Expenses

•	Direct SG&A expenses were $0.7 million or 19% of net sales for this segment for the third quarter of fiscal 2006 compared to $0.6 million or 10% of net sales for the third quarter of fiscal 2005.

•

The increase in SG&A expenses during the current quarter is attributable to increased selling and advertising expenditures related to new commercial product line introductions and the development of new institutional products.

Accessories Business

	Three Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$13,469,000	100%	$9,710,000	100%	$3,759,000
Gross profit	$4,431,000	33%	$3,839,000	40%	$592,000
Operating expenses	$2,806,000	21%	$2,704,000	28%	$102,000

Net Sales

•

Net sales for the third quarter of fiscal 2006 were $13.5 million compared to $9.7 million for the third quarter of fiscal 2005. The $3.8 million or 39% increase in sales is primarily related to increased sales to mass market retailers including Wal-Mart and K-Mart. Additionally, effective June 1, 2006 we began including Tommy Bahama accessory sales in our accessories segment which totaled $0.5 million during the current year quarter.

Gross Profit

•	Gross profit for the third quarter of fiscal 2006 increased $0.6 million to $4.4 million or 33% of net sales from $3.8 million or 40% of net sales for the same period in the prior year period.

•

Gross margin as a percentage of sales decreased to 33% for the third quarter of fiscal 2006 from 40% for the comparable prior year period. This decrease in primarily related to increased sales to mass market retailers which generate lower gross margins than our other product distribution channels.

Operating Expenses

•

Operating expenses for the third quarter of fiscal 2006 totaled $2.8 million compared to $2.7 million for the third quarter of fiscal 2005. The $0.1 million increase reflects increased selling expense associated with supporting higher sales levels.

Fiscal Nine month Period Ended September 30, 2006 Compared to Fiscal Nine month Period Ended October 1, 2005

	Nine Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$111,666,000	100%	$76,028,000	100%	$35,638,000
Cost of goods sold	69,652,000	62%	47,026,000	62%	$22,626,000

Gross profit	42,014,000	38%	29,002,000	38%	$13,012,000
Operating expenses and other expenses — net	33,593,000	30%	24,981,000	33%	$8,612,000

Operating income	8,421,000	8%	4,021,000	5%	$4,400,000
Interest expense	4,367,000		2,121,000		$2,246,000

Earnings before income taxes	4,054,000	4%	1,900,000	2%	$2,154,000
Income tax provision	1,023,000		779,000		$244,000

Net earnings	$3,031,000	3%	$1,121,000	1%	$1,910,000

Consolidated Net Sales

•	Consolidated net sales for the nine month period of fiscal 2006 were $111.7 million, an increase of $35.6 million or 47% from $76.0 million for the comparable prior year period of fiscal 2005.

•

Of this increase, $30.4 million is attributable to acquired brand revenue associated with the Chambers Belt and Tommy Bahama Footwear brand acquisitions that occurred during the second half of fiscal 2005.

•

During the nine month period ended September 30, 2006, net sales from the Company’s brands held for more than one year (Trotters, SoftWalk, H.S. Trask, Royal Robbins and Altama) increased $5.2 million or 8%. This increase was attributable to a $5.0 million increase from our footwear and apparel segment primarily related to our newly formed Canadian subsidiary and an increase of $1.0 million from our military boot business. These sales increases were partially offset by a $0.8 million decrease in sales of our H.S. Trask brand. Our current year Canadian sales were previously recognized through a third party royalty distribution agreement.

Consolidated Gross Profit

•

Consolidated gross profit for the nine month period of fiscal 2006 increased 45% to $42.0 million as compared to $29.0 million for the comparable prior year period. Gross profit as a percentage of net sales remained constant at 38% compared to the prior year period.

•

The $13.0 million increase in gross profit is primarily attributable to $7.3 million and $1.8 million in increases from our Chambers Belt and Tommy Bahama Footwear acquisitions, respectively, which we acquired during the second half of fiscal 2005, a $4.6 million increase from our footwear and apparel segment offset in part by a $0.7 million decrease in gross profit from our H.S. Trask brand associated with higher close-out sales and inventory write-downs and lower military boot margins associated with increased per unit manufacturing costs.

•

The decrease in gross profit margin as a percentage of sales primarily resulted from lower margins realized for both the Tommy Bahama Footwear and Chambers Belt brands which are in lower gross margin businesses than the Company’s other branded products along with increased close-out sales and inventory write-downs associated with our premium footwear segment.

•

Gross profit for Chambers Belt and Tommy Bahama Footwear brands during fiscal 2005, prior to our acquisition of these brands on June 29, 2005 and August 4, 2005, respectively, totaled $6.7 million and $4.6 million.

Consolidated Operating Expenses

•	Consolidated SG&A expenses were $34.1 million, or 31% of net sales, for the nine month period of fiscal 2006 as compared to $24.4 million or 32% of net sales for the nine month period of fiscal 2005.

•

The $9.7 million increase was primarily related to increased operating costs of $8.1 million associated with the acquisition of the Chambers Belt and Tommy Bahama Footwear brands during the second half of fiscal 2005, operating costs of $1.9 million associated with our newly formed Canadian subsidiary, partially off-set by $.3 million in decreased selling and other operating expenses in our other operating segments. Our fiscal 2006 SG&A expenses have increased 24% as a result of our fiscal 2005 acquisitions.

•	Operating expenses for Chambers Belt and Tommy Bahama Footwear for fiscal 2005, prior to our acquisition of these brands, totaled $5.5 million and $3.1 million, respectively.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the nine month period of fiscal 2006, we recognized $0.1 million in compensation costs. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the first nine month period of fiscal 2005, we recognized $0 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.”

Consolidated Other Expense (Income) — Net

•

Consolidated “Other expense (income) — net” totaled ($0.5) million for the nine month period of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition partially offset by $0.8 million in severance costs.

•

On January 8, 2006, we entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004, among them pursuant to which we acquired Altama. As a result of the agreement, the total price paid by us for Altama was reduced by approximately $1.5 million in cash, 196,967 in Phoenix Footwear shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction we recorded a net gain of $1.5 million in the nine month period of fiscal 2006.

•	Other expenses - net for the nine month period of fiscal 2005 totaled $0.6 million, which consisted primarily of severance and management restructuring costs.

Consolidated Interest Expense

•	Consolidated interest expense for the nine month period of fiscal 2006 was $4.4 million as compared to $2.1 million for the nine month period of fiscal 2005.

•

The increase in interest expense during fiscal 2006 was a result of increased levels of bank debt and working capital indebtedness associated with our Chambers Belt and Tommy Bahama Footwear brand acquisitions during fiscal 2005 and increased interest rates.

Consolidated Income Tax Provision

•	We recorded income tax expense for the nine month period of fiscal 2006 of $1.0 million as compared to $0.8 million for the prior year comparable period.

•	Our effective tax rate during the nine month period of fiscal 2006 was 25% and it is anticipated that the effective tax rate for fiscal 2006 will be approximately 22% of taxable income.

•

The decrease in our effective tax rate for the nine month period of fiscal 2006 was primarily attributable to the Altama purchase price reduction transaction, a portion of which was considered non-taxable for income tax purposes, and a change in the apportionment of foreign and states taxes. Our effective tax rate during the same period of fiscal 2005 was 41%.

Consolidated Net Earnings

•	Our net earnings for the nine month period of fiscal 2006 was $3.0 million or $0.37 per diluted share as compared to $1.1 million or $0.14 per diluted share for the nine month period of fiscal 2005.

•

The increase in net earnings is attributable to increased sales volume, improved operating efficiencies and the $1.5 million net gain associated with the Altama purchase price reduction transaction partially offset by severance costs.

Footwear and Apparel Business

	Nine Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$47,382,000	100%	$42,377,000	100%	$5,005,000
Gross profit	$22,810,000	48%	$18,210,000	43%	$4,600,000
Operating expenses	$12,816,000	27%	$12,030,000	28%	$786,000

Net Sales

•

Net sales for the nine month period of fiscal 2006 were $47.4 million compared to $42.4 million for the nine month period of fiscal 2005, representing an 12% increase. The increase in the segment was attributable to $6.0 million in increased revenues from our Royal Robbins brand primarily through our newly formed Canadian subsidiary which distributes Royal Robbins product directly to Canadian retailers. This increase was partially offset by sales decreases in our Trotters and SoftWalk brands of approximately $0.7 million.

Gross Profit

•

Gross profit for the nine month period of fiscal 2006 increased 25% to $22.8 million as compared to $18.2 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales increased to 48% compared to 43% in the prior comparative fiscal period. The increase in gross profit primarily relates to enhanced margins realized on direct sale of product to Canadian retailers through our newly formed Canadian subsidiary and a lower level of close-out sales associated with our Trotters and SoftWalk brands.

Operating Expenses

•

SG&A expenses were $12.8 million, or 27% of net sales in this segment for the nine month period of fiscal 2006 as compared to $12.0 million or 28% of net sales for the comparable period of fiscal 2005. Approximately $1.1 million in reduced operating expenses for this segment were offset by approximately $1.9 million in operating expenses associated with our newly formed Canadian subsidiary.

Premium Footwear Business

	Nine Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$14,647,000	100%	$7,498,000	100%	$7,149,000
Gross profit	$3,971,000	27%	$2,596,000	35%	$1,375,000
Operating expenses	$5,558,000	38%	$2,920,000	39%	$2,638,000

Net Sales

•

Net sales for the nine month period of fiscal 2006 were $14.6 million compared to $7.5 million for the comparable nine month period of fiscal 2005, representing a $7.1 million increase. This increase is primarily attributable to the acquisition of the Tommy Bahama Footwear brand in the third quarter of fiscal 2005. Net sales for the Tommy Bahama Footwear brand for first seven months of fiscal 2005, prior to our acquisition of the brand, totaled $13.3 million. Effective June 1, 2006 Tommy Bahama accessory sales are included in our accessories segment and totaled approximately $1.0 million through September 30, 2006.

Gross Profit

•

Gross profit for the nine month period of fiscal 2006 increased to $4.0 million as compared to $2.6 million for the comparable prior fiscal year while gross profit as a percentage of net sales decreased from 35% to 27% for the same comparable period. The increase in gross profit dollars includes $1.8 million of acquired brand gross profit from the acquisition of the Tommy Bahama Footwear brand in the third quarter of fiscal 2005 partially offset by a $0.4 million decrease in gross profit from our H.S. Trask brand associated with a higher level of close-out sales related to an inventory reduction plan.

•

The decrease in gross profit margin as a percentage of sales resulted for the most part from lower margins realized from the Tommy Bahama Footwear product line. Margins for the Tommy Bahama brand were reduced due to a product repositioning effort which resulted in an excessive level of discontinued product sales and a reduction in the Tommy Bahama accessory gross margins which we began including in our accessories segment in June 2006. Additionally, we experienced a higher level of close-out sales associated with our H.S. Trask brand.

•	Gross profit for the Tommy Bahama Footwear brand for fiscal 2005, prior to our acquisition of the brand, totaled $4.6 million.

Operating Expenses

•

SG&A expenses were $5.6 million or 38% of net sales in this segment for the nine month period of fiscal 2006 as compared to $2.9 million or 39% of net sales for the comparable period of fiscal 2005. The increase is primarily attributable to operating expenses of the Tommy Bahama Footwear brand which was acquired during the third quarter of fiscal 2005 and the additional expenses associated with repositioning the brands’ product lines.

•	Operating expenses for the Tommy Bahama Footwear brand for fiscal 2005, prior to our acquisition of the brand, on August 4, 2005, totaled $3.1 million.

Military Boot Business

	Nine Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$17,456,000	100%	$16,443,000	100%	$1,013,000
Gross profit	$4,045,000	23%	$4,357,000	27%	$(312,000)
Operating expenses	$2,540,000	15%	$1,977,000	12%	$563,000

Net Sales

•

Net sales for the nine month period of fiscal 2006 were $17.5 million for the military boot segment, an increase of 6% as compared to $16.4 million for the prior comparable period. Sales to the DoD were $11.5 million or 66% of total net sales for our military boot business and sales to commercial customers were $6.0 million or 34%. The increase in net sales during the current year period was related to increased DoD product deliveries. Our latest DoD contract expired September 30, 2006. We submitted a bid proposal for a new contract with the DoD on August 2, 2006 and expect that the DoD will notify us whether we have been awarded a portion of the new contract by the end of the first quarter of fiscal

2007, although there can be no assurance that we will be notified then or whether we will be successful in receiving an award. See Part II Item 1A “Risk Factors-If we are unable to obtain awards of future DoD boot solicitations our net sales and consolidated operating results would be adversely affected.” As of October 30, 2006 we have approximately 200,000 pairs of firm military boot delivery orders from the DoD and another U.S. government agency to be delivered during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Gross Profit

•

Gross profit for the first nine month period of fiscal 2006 was $4.0 million or 23% of net sales for this segment as compared to gross profit of $4.4 million or 27% for the first nine month period of fiscal 2005. The decrease in gross profit dollars was primarily attributable to increased sales of lower margin products. The decrease in gross profit as a percentage of net sales is attributable to a higher portion of sales to the DOD which is a lower margin business than our commercial boot business.

Operating Expenses

•

Direct SG&A expenses were $2.5 million or 15% of net sales for this segment for the first nine month period of fiscal 2006, compared to $2.0 million or 12% of net sales for the comparable prior year period of fiscal 2005. This increase in operating expenses is primarily attributable to the increased levels of selling and advertising expenditures related to new commercial product line introductions and the development of new institutional products.

Accessories Business

	Nine Months Ended
	September 30, 2006		October 1, 2005		Increase (Decrease)
Net sales	$32,181,000	100%	$9,710,000	100%	$22,471,000
Gross profit	$11,187,000	35%	$3,839,000	40%	$7,348,000
Operating expenses	$7,925,000	25%	$2,704,000	28%	$5,221,000

Net Sales

•

Net sales for the nine month period of fiscal 2006 were $32.2 million compared to $9.7 million for the comparable nine month period of fiscal 2005. As we acquired Chambers Belt at the end of the second quarter in fiscal 2005, Chambers Belt is not included in our financial results for the comparable nine month period of fiscal 2005. Net sales for the Chambers Belt brand prior to our acquisition of the brand, in fiscal 2005, totaled $16.9 million. Additionally, effective June 1, 2006 we began including Tommy Bahama accessory sales in our accessories segment, which totaled approximately $1.0 million for the nine month period of fiscal 2006.

Gross Profit

•

Gross profit for the nine month period of fiscal 2006 was $11.2 million or 35% of net sales. As we acquired Chambers Belt at the end of our second quarter in fiscal 2005, Chambers Belt is not included in our financial results for the full nine month period of fiscal 2005. Gross profit for the Chambers Belt brand for its first six months of fiscal 2005, prior to our acquisition of the brand, totaled $6.5 million.

Operating Expenses

•

Operating expenses for the first nine month period of fiscal 2006 totaled $7.9 million compared to $2.7 million for the first nine months of fiscal 2005. We adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” on January 1, 2006 and we recognized $.1 million in compensation cost in this segment for the first nine month period of fiscal 2006. As we acquired Chambers Belt at the end of the second quarter of fiscal 2005, Chambers Belt is not included in our financial results for the full nine month period of fiscal 2005. Operating expenses for the Chambers Belt brand for its six months of fiscal 2005, prior to our acquisition of the brand, totaled $5.1 million.

Seasonal and Quarterly Fluctuations

The following sets forth our consolidated net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$26,400	$15,353	$34,275	$33,161
Income (loss) from operations	$2,400	$(1,193)	$2,814	$1,640

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$40,342	$34,871	$36,453	$—
Income from operations	$5,410	$935	$2,076	$—

Our quarterly consolidated results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from operations in our first and third quarters historically have been stronger than in our second and fourth quarters.

Liquidity and Capital Resources

Our principal source of liquidity during the third quarter and first nine months of fiscal 2006 was cash from operations and borrowing under our revolving credit facility.

The following sets forth the changes in working capital:

	September 30, 2006	December 31, 2005	Increase (Decrease)
Working Capital
Cash	$1,150,000	$566,000	$584,000
Accounts Receivable- Net	29,800,000	21,803,000	7,997,000
Inventories-Net	35,468,000	37,232,000	(1,764,000)
Other Current Assets	2,739,000	1,915,000	824,000
Deferred Income Tax Asset	473,000	473,000	—

Total Current Assets	$69,630,000	$61,989,000	$7,641,000
Accounts Payable	$11,853,000	$13,215,000	$(1,362,000)
Accrued Expenses	5,389,000	3,752,000	$1,637,000
Notes Payable-Current	3,100,000	9,425,000	$(6,325,000)
Other Current Liabilities	1,049,000	1,466,000	$(417,000)
Income Tax Payable	—	79,000	$(79,000)

Total Current Liabilities	$21,391,000	$27,937,000	$(6,546,000)

Working Capital	$48,239,000	$34,052,000	$14,127,000

Our net working capital increased $14.1 million to $48.2 million at September 30, 2006 from $34.1 million at December 31, 2005. The $14.1 million in fiscal 2006 is primarily from:

•

An $8.0 million increase in net accounts receivables, resulting from a 37% increase in sales which includes sales for Chambers Belt and our newly formed Canadian subsidiary for a full nine month period in fiscal 2006. Accounts receivables days sales outstanding increased from 65 days at the end of fiscal 2005 to 72 days as of September 30, 2006. The increase in days sales outstanding is consistent with both seasonal fluctuations and increases in our sales.

•

Our working capital varies from time to time as a result of the seasonality of our brands, which historically have been heightened during the second and third quarters, the time of factory shipments, the need to support an in-stock position in anticipation of customer orders.

•	$1.8 million decrease in inventory resulting from our initiative in disposing of slow moving and discontinued inventory.

•

The $6.3 million decrease in notes payable current, results from reclassification of the $7.0 million bridge loan, incurred to purchase Tommy Bahama Footwear, from notes payable current to notes payable long term. On November 13, 2006 the Company entered into an agreement with its lender to convert the bridge loan into a Term B loan with a fifteen month maturity (see Note 15 – Subsequent Events).

The following table sets forth our change in cash flow.

	Nine Months ended
	September 30, 2006	October 1, 2005
Cash used by Operating Activities	$(1,121,000)	$(2,157,000)
Cash used by Investing Activities	$(983,000)	$(26,541,000)
Cash provided by Financing Activities	$2,688,000	$31,036,000

Net Increase in Cash	$584,000	$2,338,000

•

Cash Flows Used By Operations. During the nine fiscal months ended September 30, 2006, our net cash used by operating activities was $1.1 million as compared to $2.2 million net cash used by operating activities during the comparable period of fiscal 2005. The $1.1 million reduction in cash used by operations is primarily attributable to increased net income of $1.9 million resulting from increased sales, improved operating efficiencies, and the net gain associated with the Altama purchase price adjustment offset by the severance cost recorded in the second quarter and the Tommy Bahama Footwear and H.S. Trask inventory reductions as compared to the same period in fiscal 2005.

•

Investing Activities. During the nine fiscal months ended September 30, 2006, our cash used in investing activities totaled $1.0 million as compared to cash used totaling $26.5 million during the comparable period of fiscal 2005, which reflected $25.9 million used in funding acquisitions. During the first nine months of fiscal 2006, cash used in investing activities was primarily due to improvements at our manufacturing facilities, further enhancement of our e-commerce platform and expenditures incurred in the continued integration of our operations across all brands (see Note 10 to the financial statements which discusses cash used for acquisitions). For the remainder of fiscal 2006 we anticipate capital expenditures of approximately $200,000 which will consist of computer hardware and software and manufacturing equipment. The actual amount of capital expenditures for the remainder of fiscal 2006 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.

•

Financing Activities. During the nine fiscal months ended September 30, 2006, our net cash provided by financing activities was $2.7 million compared to cash provided of $31.0 million for the comparable period of fiscal 2005. The cash provided in the current year was primarily due to the proceeds from our line–of–credit, partially offset by principal payments made on our notes payable. This cash was primarily used to purchase inventory to support our sales for fiscal 2006.

•

The outstanding balances for the revolving credit facility and our term loans at September 30, 2006 were $25.4 million and $32.8 million, respectively. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $782,000 was approximately $1.8 million at September 30, 2006.

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

On November 13, 2006, the Company and M&T entered into a First Lien Senior Secured Credit Facility Agreement, (The “First Lien Agreement”), to modify the Amended and Restated Credit Facility Agreement dated August 4, 2005. The First Lien Agreement reduces the current availability from $63 million to $62 million. The First Lien Agreement consists of a Revolving Credit Facility (“Revolver”) with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A (“Term A”) of $24 million and a $10 million First Lien Term Loan B (“Term B”). The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at our election, the base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based our average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to .75% (for the Revolver) and from .25% to 1.25% for the Term A Loan. The Revolver interest is payable monthly and the Term A loan interest and principal is payable quarterly. The Revolver and Term A loan expire on November 13, 2011 and all borrowings are due and payable on that date. The Term B Loan has a fifteen month maturity, requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%. The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all the assets of the Company and its subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring us to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA and (d) maintain a maximum average borrowed funds to EBITDA ratio, measured quarterly. M&T acts as lender and administrative agent for additional lenders under the agreement. In connection with the new credit facility, we engaged M&T to syndicate the loan among additional potential lenders. We paid M&T a $250,000 fee for its syndication efforts. Under the terms of the engagement, M&T may modify the terms and conditions of the facility in order to successfully execute the syndication. As a result, our current facility may be refinanced prior to its maturity date although there can be no assurance that we will do so, or that we will be able to do so on terms favorable to us.

EITF 86-30 Classification of Obligations When a Violation is Waived by the Creditor, states in part, that where a company enters into an credit agreement that converts short term credit facilities into long term credit facilities, prior to the issuance of the balance sheet, the obligations thereunder are classified as long term obligations net of current maturities on the balance sheet for the reporting period. Accordingly, we have classified our current notes payable less current maturity as long term notes payable.

During fiscal 2005, we had entered into three prior amendments to our credit agreement with M&T to increase our credit availability. The first was on February 1, 2005, where we amended the facility to, among other things, establish a $4 million overline credit facility in addition to the $18 million revolving credit facility already existing under the credit agreement. We also amended the credit facility on June 29, 2005, in connection with our acquisition of Chambers Belt. That amendment established a $52.0 million credit facility which included a $24.0 million revolving credit facility, a $5.0 million swing line loan and a $28 million term loan.

On August 4, 2005, we entered into another amendment to our credit facility with M&T in connection with our acquisition of Tommy Bahama Footwear. This amendment increased our availability to $63.0 million. As part of that new credit agreement, we increased our line of credit from $24 million to $28 million and added a $7 million bridge loan that we used for the acquisition of Tommy Bahama Footwear. The line of credit had an interest rate of LIBOR plus 3.5%, or the prime rate plus .75%. The bridge loan had an interest rate of LIBOR plus 3.5% or the prime rate plus 0.75%. The borrowings under the credit agreement are secured by a blanket security interest in all the assets of the Company and our subsidiaries. The credit facility expired on June 30, 2010 and all borrowings under that facility were due and payable on that date. Our availability under the revolving credit facility was $28 million (subject to a borrowing base formula with inventory caps). The credit agreement included financial covenants requiring us not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios

We were in default of our average borrowed funds to EBITDA covenant as of December 31, 2005 but obtained a waiver from our bank related to this violation in March 2006. On March 31, 2006, we entered into an amendment to our credit facility to modify the financial covenants pertaining to the average borrowed funds to EBITDA ratio, cash flow coverage ratio and the current ratio, for the remainder of fiscal 2006. Notwithstanding this amendment, we were in default of our average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants as of April 1, 2006. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, we reclassified our long-term debt as current liabilities as of April 1, 2006. We obtained a waiver from our bank for these violations on May 9, 2006. We were also in violation of these same two financial covenants as of the end of our second fiscal quarter ended July 1, 2006. We obtained a waivers from our bank for these violations on August 1, 2006. We were in default of these same two financial covenants at the end of our third fiscal quarter ended September 30, 2006. We obtained a waiver from our bank for these violations on November 1, 2006.

The maturity date of our $7.0 million bridge loan was initially December 31, 2005. We have obtained eleven one-month extensions of the bridge loan maturity date, the most recent occurring on October 13, 2006, extending the maturity date until November 30, 2006.

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

Contractual Obligations

In the Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the nine fiscal months ended September 30, 2006, there have been no material changes in the contractual obligations specified except for the additional borrowings under our amended credit facility as described above and as follows:

•

On May 17, 2006, the Company entered into a Lease Agreement with H.G. Fenton Company (“HGF”) pursuant to which HGF will lease to the Company approximately 21,700 square feet of office space in Carlsbad, California, in connection with the relocation of the Company’s headquarters for lease payments totaling $143,000 for the remainder of fiscal 2006 and $434,000 for fiscal 2007.

•

On July 31, 2006, the Company entered into a lease agreement with Dongguan Donghua Complex Development Co. Ltd. (“DDC”). Pursuant to which, DDC will lease the Company approximately 449 meters of office space in Dongcheng of Dongguan, China. Under the terms of the lease, DDC will lease the office space to the Company for 24 months. The lease provides for a refundable rental bond equal to two months rent of approximately $3,400-US (26,982 RMB) annual rent of approximately $20,500 US (161,900 RMB) and an annual management fee of approximately $1,400-US (10,800 RMB). The Company is responsible for cost of utilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. See “Contractual Obligations” above. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies:

As of September 30, 2006, our consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 31, 2005 with the following exception: Adoption of SFAS No. 123 (Revised 2004)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with APB Opinion No. 25, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. For the third quarter of fiscal 2005, we recognized $0 in compensation costs. However, pro forma net earnings and pro forma earnings per share disclosures were provided as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.”

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

Foreign Currency Fluctuations

As a majority of the Company’s purchasing commitments and sales are denominated in U.S. dollars, the Company was not significantly exposed to fluctuations in foreign currency rates during fiscal 2005. In January of 2006, the Company established an operating presence in Canada and began selling its product into the Canadian market. As the volume of transactions in a foreign currency is expect to remain relatively low in fiscal 2006, the Company does not expect to experience significant exposure to foreign currency risk in fiscal 2006.

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

Interest Rate Fluctuations

We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 31, 2005 and September 30, 2006, we had $55.5 million and $58.2 million, respectively, in outstanding borrowings under our credit facility. Note 7 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

Based upon this evaluation, our CEO and CFO have determined that a material weakness exists in our internal control over financial reporting, and, as a result, our disclosure controls and procedures were ineffective as of September 30, 2006. The material weakness consists of inadequate resources in our accounting and financial reporting group. Our auditors reported this material weakness to us following the conclusion of their audit of our consolidated financial statements as of and for the year ended December 31, 2005. Based on this, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. Our management and auditors believe that the material weakness arose as a result of the significant acquisitions we have recently completed.

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

We have taken corrective action to address the material weakness in our internal controls. During the second quarter of fiscal 2006 we hired a Manager of SEC Reporting, Manager of Credit and several individuals in the accounting and financial reporting functions. We are also reviewing the organizational structure of our accounting and financial group and may realign duties and responsibilities to facilitate compliance with our financial reporting obligations. We will continue our review and actions in this area so that operating effectiveness can be demonstrated over a period of time sufficient to support a conclusion that the material weakness has been remediated.

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

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”. As of September 30, 2006 the Company’s risk factors have not materially changed from those disclosed in the Company’s in the Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

If we are unable to obtain awards of future DoD boot solicitations, our net sales and consolidated operating results would be adversely affected

Our final option year in our contract with the DoD to manufacture mil-spec boots expired in September 2006. In August 2006 we submitted a bid for a new five-year solicitation for hot weather combat boots and corresponding awards to be made no later than the first quarter of fiscal 2007. There is no certainty that we will be notified of an award by that time or whether we will be awarded future DoD boot solicitations. Most boot contracts are for multi-year periods. Our sales to the DoD comprise a significant part of total net sales for our military boot business. These sales were 65% and 61% of our total net sales for the segment in the first nine months of fiscal 2005 and fiscal 2006, respectively. Therefore, if we do not receive an award from this upcoming solicitation, or future awards, we could be adversely affected for several years.

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank

We have a new $62.0 million credit facility with our bank, under which we have $58.2 outstanding, including a $10.0 million First Lien Term Loan B with interest only payments through its maturity date of February 2008. In the future, we may incur additional indebtedness in connection with other acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.

Under the prior credit facility, we were in default of some of our financial covenants as of the end of the first three quarters of fiscal 2006 but obtained waivers from our bank related to these violations. We modified these financial covenants in our current facility. We also obtained successive extensions of a $7.0 million bridge loan under the prior credit facility throughout fiscal 2006, which was originally due December 31, 2005. The failure to meet the maturity date of our new Term Loan B, or the violation of our new financial covenants or other covenants under our new credit facility would place us in default.

There can be no assurance that we will be able to comply with any future loan maturity date or covenants. If we default under our credit arrangement but are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Default Upon Senior Securities

We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants at September 30, 2006 under our amended and restated credit facility agreement with M&T Bank. On November 1, 2006, we obtained a waiver from our lender of these defaults. On November 13, 2006, we modified our prior credit agreement with M&T Bank, which included, among other things, a modification to these financial covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.1

Amended and Restated Credit Facility Agreement Amendment No. 9 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated August 1, 2006 (incorporated by reference to Exhibit 10.6 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.2

Amended and Restated Credit Facility Agreement Amendment Number 10 dated as of September 15, 2006 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 20, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.3	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.4

Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

10.5

Amended and Restated Credit Facility Agreement Amendment Number 11 dated as of October 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 18, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)).

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

PHOENIX FOOTWEAR GROUP, INC.

Date: November 13, 2005	/s/ James R. Riedman
James R. Riedman
Chief Executive Officer

Date: November 13, 2005	/s/ Kenneth E. Wolf
Kenneth E. Wolf
Chief Financial Officer