Form 10-K
period 2006-12-30
PHOENIX FOOTWEAR GROUP INC
filed 2007-04-05
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was based on the closing sale price of $ 5.97 on such date as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2007
Common Stock, $.01 par value per share	8,382,762 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held in 2006 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

Item 1.	Business

General

We design, develop and market a diversified selection of men’s and women’s footwear, belts, and outdoor apparel. In addition we design and manufacture military combat and uniform boots. Our brands include Royal Robbins® apparel, the Tommy Bahama®, Trotters®, SoftWalk®, H.S. Trask® footwear, Altama® boots and Chambers Belts ®. Through a series of acquisitions, we have built this portfolio of brands that we believe provide us with organic growth potential. We may continue to build our portfolio of brands through acquisitions of footwear, apparel or related products; however, we have no present plans to do so. Rather, our current focus is on building value within these existing brands through investments in key personnel, product development and operating process improvements and expanding the distribution of our products.

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

Acquisitions and Divestitures

We have been engaged in the manufacture or importation and sale of quality footwear since 1882. Prior to 1996, we were a manufacturer and seller of men’s and women’s slippers.

In early fiscal 2000, we acquired Penobscot Shoe Company and its brand, Trotters. Later that year we also introduced a new brand called SoftWalk. In 2001 we exited the Company’s original business with the divestiture of the slipper brands.

In August 2003, we entered the men’s footwear business through our acquisition of H.S. Trask & Co., a Bozeman, Montana based company. In October 2003, we entered the apparel business with our acquisition of Royal Robbins, through the purchase of Royal Robbins, Inc., a Modesto, California based apparel company.

In July 2004, we entered the military boot market through our acquisition of Altama Delta Corporation. Altama manufactures military footwear for the U.S. Department of Defense, and also sells a commercial line of high-performance combat and public safety boots for civilian use.

On June 29, 2005, we entered into the accessories business through our acquisition of the business of Chambers Belt Company, a leading manufacturer of men’s, women’s and children’s belts and accessories.

On August 4, 2005, we expanded our footwear portfolio through the acquisition of the business of The Paradise Shoe Company, LLC which included rights as the exclusive licensee of the Tommy Bahama ® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands. Concurrent with this transaction, we entered into a new licensing agreement with Oxford Industries extending our rights to the Tommy Bahama license for these products.

We are exploring strategies to reduce our bank debt through the possible sale of one or more of our assets. There can be no assurance that any transaction will occur or if one is undertaken, its terms or timing. We do not expect to disclose developments with respect to a sale until our the Board of Directors has approved a definitive transaction.

Business Initiatives

Our portfolio consists of largely small specialty brands, most of which serve a product need or provide an operational benefit to their customers beyond the price and aesthetics of their respective products. For instance,

Trotters is one of the last brands providing retailers an “in stock, full size and widths” resource. Nonetheless, we believe these brands can generate considerable growth and enjoy attractive operating margins in part, because we can provide them with shared infrastructure and access to resources they otherwise would not enjoy as a stand alone enterprise. These resources include: access to working capital; sourcing capabilities and relationships; distribution, financing and information technology platforms; and most notably, human capital. By combining these brand attributes with operational leverage we believe we can create shareholder value even though they may not enjoy the national awareness of some other larger or better known brands.

We are continuing to integrate the brands we have acquired and are focused on improving our operational efficiencies. In this regard, we have undertaken initiatives to strengthen our balance sheet, improve our operating margins, invest in organic growth projects and attract the human resources necessary to succeed.

Balance Sheet Strengthening.    During fiscal 2006 and continuing into fiscal 2007 we have taken a number of steps to reduce the working capital required to run our business. First among these is the reduction of inventory used in running our brands. We have sold off considerable amounts of excess inventory and are installing inventory management practices to reduce standard inventory levels which we believe will help substantially reduce the units and value of inventory necessary to operate our brands. In addition, we are converting to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs. Lastly, we are exploring strategies to reduce our bank debt, including the possible sale of one or more of our assets. We successfully applied a similar strategy in fiscal 2001 with the sale of our men’s slipper business.

Operating Margin Improvements.    We have several initiatives which in the near term have suppressed margins, but which we believe will lead to improvement in our operating margins over the course of fiscal 2007. Our emphasis on inventory reduction, particularly closeout and slower moving goods, yielded gross margins which were below the normalized rates for several of our brands in fiscal 2005 and fiscal 2006. We were particularly aggressive in the last part of fiscal 2006 and as a result are entering fiscal 2007 with inventories at levels which we expect should generate considerably better gross margins. We also are in the process of making substantial changes to our footwear sourcing network which we expect will further improve gross margins and pricing flexibility in the later part of fiscal 2007 and beyond. This past year we closed a significant number of third party sourcing relationships, as well as opened up a second foreign sourcing office. We currently have duplicative costs within our sourcing operations as we complete this migration, but expect to see both the elimination of these additional costs and product from the new sources enter our supply system over the course of fiscal 2007. Lastly, we are undertaking the consolidation of our distribution facilities into a single, unified and state of the art warehousing chain. Concurrent with our realigned sourcing operations we expect this to yield more efficient and timely fulfillment of our customer requirements.

Organic Growth Initiatives.    We have a number of avenues for organic growth in which we have invested during the last several quarters. Most notably, we built an organization to support the relaunch of Tommy Bahama Footwear and accessories. These investments included product design, sales, marketing and planning resources. While a cost to us in fiscal 2006 and early fiscal 2007, we believe the opportunity to profitably grow our Tommy Bahama Footwear business unit more than warranted these investments.

In addition to Tommy Bahama we are in the process of reinvesting in our Trask brand. During the last year we underwent a marketing study to assess what, if any, strategic opportunities existed within the men’s marketplace that Trask was capable of exploiting. The results of this study concluded that Trask was well positioned to expand its market share conditioned upon a successful updating and redesign of its line. Accordingly, late in fiscal 2006 and continuing into the current year we are developing the products while refocusing our efforts within the brand.

Lastly, in fiscal 2006 we began the development of footwear under a previously signed license with American Red Cross. The focus of this initiative is to combine our proprietary footbed technology with the brand equity of the American Red Cross in an effort to garner a portion of the footwear market for healthcare professionals. We have since commercialized this product offering and expect it to begin contributing positively to our growth and earnings in the later half of fiscal 2007.

Expanding our Industry Expertise.    As we have grown, so too has our need for individuals well versed in the operating disciplines of the footwear, apparel and accessories business. Over the course of fiscal 2006 a significant number of individuals have been added to the staff to advance our design, sourcing and sales capabilities. In addition, we are in the midst of a CEO search which we expect will add considerably to the depth of our industry expertise. We expect this hire to be in place by the first half of fiscal 2007.

Business Overview

We believe our business has the following core strengths:

Portfolio of Current Brands.    We believe our portfolio approach reduces business risk by diversifying the sources of our revenue and cash flow. We believe that our portfolio of brands also provides us with access to a broader array of retailers than could be achieved by any of our brands on a stand alone basis. We intend to profitably grow these brands in an effort to maximize their value.

Manufacturing Relationships.    We believe that one of the key factors in the recent growth of our consumer brands has been our relationships with overseas manufacturers that are capable of meeting our requirements for quality and price in a timely fashion. We source our footwear products primarily from Brazil and Asia, our commercial combat and uniform boot products primarily from China, our accessory products from Mexico and China and our apparel products primarily from Asia and South America.

Emphasis on Moderate-to-Premium-Priced Categories of the Footwear and Apparel Markets.    We believe our emphasis on providing high-quality foreign sourced products allows us to maintain competitive gross profit margins. Our footwear and apparel brands are sold through independent retailers, specialty retailers and better department stores. This distribution strategy distinguishes us from footwear and apparel companies that supply the discount or mass merchant channel. We also sell these brands through direct to consumer channels such as catalog and web site sales.

Accessory Production Strategy.    Our accessory business utilizes a production approach which balances offshore product sourcing with domestic manufacturing. Our domestic manufacturing facility allows smaller production runs with shorter lead times. We believe this strategy allows us to generate competitive product pricing through our foreign suppliers and improves our ability to react to current market trends through the utilization of our domestic manufacturing capabilities.

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

We have historically grown our Company through acquisitions. We do not have any present plans for an acquisition. In the near term, we plan to pursue organic growth through the broadening of the products offered under each of our brands, and by expanding distribution of our products.

Product Lines

Footwear and Apparel.    Our current product lines in the footwear and apparel segment consist of women’s dress and casual footwear sold under the Trotters and SoftWalk brand names and outdoor sportswear and travel apparel for both men and women sold under the Royal Robbins brand name. These products emphasize quality, fit and traditional styles. They compete predominately in the moderate-priced categories of the footwear and apparel markets. Several of our products in this segment include our patented foot bed technology and others’

patented materials, including performance fabrics made with Gore Tex ®, Lycra Spandex® and Cordura® nylon and Dri-X-Treme™ wicking finish.

Women’s Footwear.    Our women’s footwear consists of the Trotters and SoftWalk brands. The Trotters brand primarily competes in the traditional women’s classification at key price points between $59 and $99. The broad selection of sizes and widths for our Trotters brand fills an important need for our customers. This line emphasizes quality and fit with continuity of style from season to season. SoftWalk competes in the women’s comfort footwear segment. Key price points are between $89 and $129. All of our SoftWalk products utilize our patented foot bed technology, which provides the consumer with exceptional comfort without compromising style. This product line has exhibited strong growth since its launch in fiscal 2000. We believe SoftWalk’s popularity is attributable to its unique combination of comfort and contemporary styling.

Outdoor Sportswear and Travel Apparel.    Our Royal Robbins brand product line includes over 250 styles of women’s and men’s outdoor sportswear and travel apparel emphasizing comfort, rugged style, and specialty fabrics. Key price points are between $39 and $120. This brand was originally created by Royal Robbins, an internationally acclaimed climber to meet the specialty clothing needs of outdoor enthusiasts. The Royal Robbins brand has strong customer loyalty and is recognized as a core or authentic brand within its retail channel. In fiscal 2003 and 2005, Royal Robbins was nominated to compete in the “Vendor of the Year” competition by its largest customer, REI.

Premium Footwear.    Our premium footwear brands include H.S. Trask® and Tommy Bahama® footwear. Our H.S Trask brand is based on a western heritage with products utilizing unique leather materials such as bison and elk. Key price points are between $60 and $250. We believe this brand has significant growth potential due to its brand positioning. In fiscal 2005 we entered into an exclusive license with Tommy Bahama Group, Inc., a wholly-owned subsidiary of Oxford Industries, Inc., to manufacture and distribute men’s, women’s, and children’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks in the United States, Canada, Mexico and certain Caribbean Islands for an initial term through May 31, 2012. We have the option to extend the license through May 31, 2016, if we meet certain requirements under the license agreement. The Tommy Bahama ® line of footwear, hosiery and belts and accessories feature the brand’s signature style and benefits from a broad distribution network of Tommy Bahama®-branded stores, department stores and independent specialty stores throughout North America and the Caribbean. Key retail price points range between $55 and $195. We believe this brand also has significant growth potential due to its national brand presence and loyal consumer following.

Military & Tactical Boot Business.    Through our military boot business, we sell both military specification boots and commercial combat and uniform boots.

Our contract to manufacture tan desert boots and black jungle boots for the DoD expired in September 2006. We continue to produce and deliver products against orders received prior to the expiration date of this contract. The final open order against this contract is expected to be delivered in May 2007. We submitted a bid proposal for a new contact with the DoD during August 2006 and expect the DoD to notify us whether we were awarded a portion of the new contract during the first half of fiscal 2007. These boots are used primarily by the U.S. Army. We are also currently developing new products designed for anticipated solicitations from the DoD. These new products include temperate weather (waterproof) boots for the Army and Air Force and hot weather boots for the Air Force.

Our commercial performance boots combine many of the design features of our mil-spec boots with added comfort and technology. The prices for our commercial boots generally range from $45—$75 at wholesale and $69—$139 at retail. These product lines include our new EXOSpeed & LiteSpeed tactical boots. The EXOSpeed tactical boots were delivered in January 2006 and were purchased by nearly 200 accounts and continues to grow steadily. LiteSpeed is set to debut in March 2007.

Accessories Business.    Our accessories business includes both branded and private label sales of men’s, women’s, juniors’ and boys’ belts and small leather goods. Our Chambers Belt division is under exclusive license agreements to distribute certain accessories for the “Wrangler Hero®,” “Timber Creek® by Wrangler®,” and “Wrangler Jeans Co®,” “Wrangler Outdoor Gear®,” “Wrangler®,” “Wrangler Rugged Wear ®,” “20X ®” and “Twenty X ®” marks. We have three license agreements with Wrangler Apparel Corp., as licensor, to license these marks in connection with our accessories business. The majority of these license agreements continue through December 31, 2007. The exclusive license agreements to distribute certain accessories for “Wrangler Hero ®,” “Timber Creek ® by Wrangler ®” and “Wrangler Jeans Co ®” expired December 31, 2006. We are currently in negotiations with Wrangler Apparel Corp. to extend these licenses through 2009; however, there can be no assurance theses licenses will be extended. The licenses may be terminated prior to the end of the term, for among other reasons, if minimum net sales requirements are not met. The exclusivity period does not cover the last 6 months of the license at the discretion of Wrangler Apparel. In addition, Chambers also produces private label products for Nordstrom’s, Gadzooks, Mervyn’s, Millers Outpost, Pacific Sunwear and Wet Seal. Chambers has been a leading supplier of belts for Wal-Mart since 1987 and is currently one of three main vendors in its category. Key retail price points for branded products range from $20 to $100 and private label products range from $5 to $50.

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

We incurred design and product development costs of approximately $2.6 million in fiscal 2006, $1.8 million in fiscal 2005, and $759,000 in fiscal 2004. We expect to incur approximately $3.3 million of design and development costs in fiscal 2007.

Sales and Distribution

Approximately 10,000 stores in the U.S. carry our products, including many major department stores, mail order companies, and specialty footwear and apparel retailers. Our military boot products are sold to the DoD and into the commercial combat and uniform boot market channels.

Ten major customers represented approximately 45% of our net sales in fiscal 2006 including Wal-Mart, which comprised 17% and the DoD, which comprised 9%. Though the DoD continued to be the largest customer for our military boot segment, Wal-Mart was our largest customer for both our accessories segment and for the Company in fiscal 2006.

Footwear and Apparel.    Our casual and dress footwear products are primarily sold to retailers and catalog companies through our own employee sales force that covers much of the U.S. and through independent sales representatives for certain brands. The Trotters and SoftWalk brands are sold primarily through independent retailers and department stores. Beginning January 1, 2006 we began selling our Trotters and SoftWalk footwear products through our wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent distributor.

Our apparel products are sold in the U.S. primarily through specialty retailers utilizing an independent sales force and two retail stores. Beginning January 1, 2006 we began to distribute Royal Robbins’ products throughout Canada on a direct basis through our wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent distributor. We sell private label products to a small number of customers in amounts that represent an insignificant portion of our total net sales.

Premium Footwear.    Our premium footwear products are sold through Tommy Bahama Retail stores, department stores, web sites and independent stores and chains throughout the United States. We sell our H.S. Trask products domestically through a combination of contracted key regional independent representatives and sales representative agencies. We sell our Tommy Bahama ® footwear products and accessories through both our own employee sales force and independent sales representatives. We also sell H.S. Trask footwear products in Canada through our wholly-owned subsidiary.

Military Boot Business.    Department of Defense Sales: Whenever the DoD determines a need for combat boots for use by the U.S. armed forces, the Defense Support Center Philadelphia, or DSCP, solicits bid responses from U.S. boot manufacturers. Bidding on U.S. government boot solicitations is open to any qualified U.S. manufacturer.

After the contract is awarded, a contractor will receive delivery orders from the DoD, which stipulate delivery quantities and delivery dates. Weekly production lots against the delivery order are presented to the DoD’s quality assurance representative, who purchases the boots at our Lexington, Tennessee finishing plant. The recently expired contract called for Altama to warehouse the accepted shipments for the Government through a process called “Bill and Hold.” Altama and other contractors required to perform “Bill & Hold” services were compensated by the Government for this expense. However, the “Bill and Hold” procedure for the Hot Weather Combat Boot has been revoked for the remaining shipments and omitted from the current solicitation. As a result, Altama ceased operations in its Lexington warehouse on March 31, 2007.

Military Boot Business.    Commercial Sales: Our sales to the commercial market are handled by a direct sales organization dedicated to the line. Our military boot commercial market sales have been primarily distributed through domestic wholesale channels. We have continued to expand international wholesale focusing mostly on providing three mil-spec boots for certain foreign military organizations, and through the agency channel to local, county, state or federal law enforcement agencies. We supply domestic retailers who specialize in the sale of military supplies, military surplus, or law enforcement & public safety gear. We have continued to expand international wholesale focusing mostly on providing three mil-spec boots for certain foreign military organizations, and through the agency channel to local, county, state or federal law enforcement agencies.

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

Consumer Direct

We believe our e-commerce web sites offer a significant growth potential while simultaneously complementing our existing wholesale business by increasing consumer awareness of our brands. Sales through our Internet web sites represented approximately 2.8%, 4.1% and 5.1% of our net sales for fiscal 2006, 2005 and 2004, respectively. The products marketed through consumer direct channels are sold at our suggested retail price, enabling us to maintain the full retail margins. Our branded products can be purchased at www.softwalkshoes.com; www.trotters.com; www.royalrobbins.com; www.hstrask.com and www.altama.com.

Marketing and Advertising

We advertise and promote our footwear and apparel brands through a variety of methods, including product packaging, print advertising in trade publications, co-op advertising with our retail customers, and direct consumer marketing. Additionally, we attend tradeshows that are generally well-attended by our retail customers and provide a platform for the unveiling of new products and an important source of pre-season sales orders. We avoid granting restricted or exclusive product sale arrangements because we believe that a profitable distribution of our product lines requires the greatest number of outlets.

Given Altama’s 38 years as a DoD prime contractor, we believe that the Altama brand is widely recognized by U.S. military soldiers and well known for its product quality and functionality. Our marketing strategy for the military boot commercial channel consists of direct advertising through military publications and direct mail to retailers and agencies.

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

Military Boot Business.    DoD guidelines require that all mil-spec boots for combat use be manufactured in the U.S. with U.S. materials. As a result, we manufacture all DoD military footwear that we sell. In addition, we manufacture some of our commercial boots. We maintain two manufacturing plants to meet these needs. We have a 23,000 square foot cut and stitch manufacturing plant which is located in Salinas, Puerto Rico. As of March 1, 2007, approximately 125 employees worked at this facility.

We ship partially completed boots to our Lexington, Tennessee facility where the boots are then lasted, bottomed and finished. As of March 1, 2007, we employed 88 people at the Lexington facility, the majority of who are compensated by the number of pairs they produce. All finished products are then packed for shipping to either our 30,000 square foot warehouse facility located five miles from the Lexington facility, or in the case of commercial product, to a third party warehouse in Farmington, Missouri.

We source a substantial majority of our commercial combat and uniform boots from China-based manufacturers. Commercial product is shipped to a third party that manages all logistics and distribution of this commercial inventory.

Accessories.    Our accessories division has developed both internal and outsourced manufacturing capabilities creating significant manufacturing flexibility. These manufacturing resources include company- owned manufacturing facilities in City of Commerce, California, an exclusive third party full service manufacturing facility in Pitiquito, Mexico and a network of suppliers and sub-contractors in Asia.

Our manufacturing facility in City of Commerce, California is approximately 62,000 square feet in size. As of March 1, 2007, we employed 169 people at this facility.

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

Premium Footwear.    Our product lines in the premium footwear segment are sold during two distinct selling seasons, Spring/Summer and Fall/Winter. We attempt to design and develop our new product introductions for this segment to coincide with this seasonal trend. Tommy Bahama products are purchased and used by consumers predominantly in the spring and summer months, while our H.S. Trask men’s dress and casual footwear lines are purchased and used by consumers predominantly in the Fall and Winter months.

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

Backlog

Footwear and Apparel and Premium Footwear.    For sales made in our footwear and apparel segment and our premium footwear segment, we typically enter a selling season four to six months in advance of the orders being shipped. For our footwear business, approximately 50% of our sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis during the selling season. For our apparel products, our preorder business represents approximately 80% to 85% of our total sales, with the remaining sales being made on an at once basis during the selling season. We have backlog orders for our Spring business in December of the preceding year and for our Fall business in June of the same year. As of March 1, 2007 our footwear and apparel segment and premium footwear business had cancelable backlog orders of approximately $29.4 million, compared with approximately $23.6 million as of March 1, 2006 We anticipate the majority of our backlog orders as of March 1, 2007 will be filled during the second quarter of fiscal 2007.

Military Boot Business.    For our military boot business, approximately 59% of our sales are considered future orders with the remaining sales ordered on an at once basis. In the military segment, our backlog of firm orders for combat and uniform boots at March 1, 2007 totaled approximately $4.5 million, as compared to $8.1 million as of March 1, 2006. We expect to fill all of the backlog orders during fiscal 2007.

Accessories.    For sales made in our accessories segment approximately 25% of our sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis during the selling season. As of March 1, 2007 our accessories segment had cancelable backlog orders of approximately $1.9 million, compared with approximately $1.1 million as of March 1, 2006. We anticipate the majority of our backlog orders as of March 1, 2007 will be filled during fiscal 2007.

Employees

We believe we enjoy a good relationship with our employees. As of March 1, 2007, we employed approximately 543 individuals most of whom are full-time. The majority of our employees are employed in our Puerto Rico, California and Tennessee manufacturing facilities. As of March 1, 2007, we employed approximately 88 individuals as our executive, administrative office and field sales employees that work and/or report at our Carlsbad, California corporate headquarters. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

Trademarks, Patents and Licenses

We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks include Trotters, SoftWalk, H.S. Trask, Royal Robbins, Chambers Belts and Altama which we have registered in the U.S. and many foreign countries. Our SoftWalk brand contains a patented technology in the foot bed of the shoe, for which we own a patent in the U.S. We vigorously protect our intellectual property against infringement. In September 2005 we settled a patent infringement lawsuit with Mark Tucker, Inc. Under the terms of the settlement, Mark Tucker, Inc. acknowledged and recognized the validity and enforceability of our patent that was the subject of the infringement claim. We cannot be sure, however, that our activities do not, and will not, infringe on the proprietary rights of others. See “Risk Factors — Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.”

We also hold licenses to design and distribute products bearing trademarks owned by other entities. We have an exclusive license from Tommy Bahama Group, Inc. to design and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks used in our Premium Footwear business. We also hold exclusive licenses from Wrangler Apparel Corp. to distribute leather belts, accessories, and suspenders bearing the “Wrangler®” mark and related marks for our Accessories segment. These licenses are very important to our sales in these segments. See “Risk Factors—We depend on third-party trademarks to market some of our products and services and the loss of the right to use these trademarks or the diminished marketing appeal of these trademarks could adversely affect our business.”

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

Footwear and Apparel.    In our footwear and apparel segment, our Trotters footwear line primarily competes with the Naturalizer®, EasySpirit®, Munro America® and Ros Hommerson® brands, as well as with retailers’ private label footwear. Our SoftWalk® footwear line primarily competes with the EasySpirit® and ECCO® brands. Our Royal Robbins apparel lines compete primarily with Patagonia® The North Face ® and Columbia Sportswear Company ®.

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

Military Boot Business.    No one company dominates the DoD boot market. The major competitors within the mil-spec boot category include our among others, Belleville Shoe Manufacturing Company, McRae Industries, Wellco Enterprises and Wolverine World Wide’s Bates® Uniform Footwear division. Price, quality, manufacturing efficiency and delivery are the main competitive forces in the industry.

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

Accessories. We also face intense competition in our accessories segment from numerous domestic and foreign accessory designers and marketers. Our four major competitors are American Belt Company, Humphrey’s, Leegin Creative leather and Tandy Brands Accessories, Inc. We believe our Chambers division is well positioned in the marketplace due to their ability to produce and source high quality value-priced products while staying on top of fashion trends. Chambers also enjoys a reputation for customer care and satisfaction that has allowed it to increase its current customers’ lines purchased as well as attract and maintain new customers. We also believe Chambers has a major competitive advantage through its many licensing agreements including its license with Wrangler®, one of the top five recognized apparel brands in the United States.

Regulation

We are subject to various laws and regulations concerning our contracting with the DoD and environmental and employee safety and health matters related to our manufacturing operations for our Altama and Chambers brands. We believe that we are operating in compliance with these laws and regulations.

Item 1A.	Risk Factors

The following section discusses material risks that should be carefully considered, which, if they were actually to occur, could harm our business and the trading price of our common stock. We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements.

If we are unable to implement our plan to expand our industry expertise, including the hiring of a new chief executive officer, our ability to successfully develop and market our products may be harmed

As our business has grown through acquisition over the past several years, so too has our need for individuals well versed in the operating disciplines of the footwear, apparel and accessories business. Over the course of fiscal 2006, we added a significant number of individuals to our staff to advance our design, sourcing and sales capabilities. In May 2006 our chief executive officer resigned and we appointed James Riedman, our Chairman, as chief executive officer with the expectation of searching for a new chief executive officer. We are undergoing our search, begun in October 2006, but we can provide no assurance that we will be able to locate a qualified candidate.

The inability to hire a new chief executive officer or to attract and retain other qualified personnel, could delay the development and introduction of new products, harm our ability to sell our products, and/or prevent us from executing our business strategy.

Defaults under our secured credit arrangement could result in expensive refinancing, dilutive stock issuances, or an acceleration of bank debt and foreclosure on our assets by our bank

We have a $62.0 million credit facility with our bank, under which we had $54 million outstanding as of December 30, 2006, including a $10.0 million first lien term loan with interest only payments through its maturity date of February 2008. In the future, we may incur additional indebtedness in connection with acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.

Under the prior credit facility, we were in default of some of our financial covenants as of the end of the first three quarters of fiscal 2006 but obtained waivers from our bank related to these violations. We modified these financial covenants in November 2006 when entering into our current facility. We were in default of four financial covenants under our current credit facility at December 30, 2006. We received a waiver for these violations from our bank on March 30, 2007. Without further modification, however, we anticipate not being able to meet these financial covenants during fiscal 2007, including as of the end of the first quarter. We are currently in discussions with our lender to waive these defaults and further modify these financial covenants to levels better aligned with our expected ability to maintain compliance. There is no assurance that the required waiver or amendment will be provided by our bank.

If we either fail to obtain the necessary waiver and amendment or if we experience future defaults under our credit agreement which we are unable to cure and we cannot obtain appropriate waivers, our bank could increase our interest rates, charge us additional fees, impose significant restrictions and requirements on our operations or declare our debt to be immediately due and payable. In such event, we would need to repay the debt or the bank could foreclose on our assets. To repay the debt we would need to either obtain a new credit facility or issue equity securities. A new credit facility would likely have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we would be able to obtain replacement financing or issue sufficient equity securities to refinance our current bank debt.

Our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 30, 2006 with respect to our ability to continue as a going concern

We have also included a note to this effect in our financial statements because in the absence of an asset sale or refinancing transaction we would be unable to pay our bank debt if it accelerates its debt with us based on existing or future financial covenant defaults. If our bank accelerated its debt, there is no assurance that an asset sale or financing will be available at all or on terms acceptable to us. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all which could have a material adverse impact on our business, results of operations, financial condition and prospects. Additionally, if we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which our assets are carried on our consolidated financial statements which have been prepared on the basis of a going concern. This could have an adverse impact on your investment in us.

If we are unable to obtain awards of future DoD boot solicitations, our net sales and consolidated operating results would be adversely affected

Our final option year in our contract with the U.S. Department of Defense, or DoD, to manufacture mil-spec boots expired in September 2006. In August 2006 we submitted a bid for a new five-year solicitation for hot weather combat boots and corresponding awards to be made during early fiscal 2007. There is no certainty that we will be notified of an award in the first half of fiscal 2007 or whether we will be awarded future DoD boot solicitations. Most boot contracts are for multi-year periods. Our sales to the DoD comprise a significant part of total net sales for our military boot business. These sales were 57% and 59% of our total net sales for the segment in fiscal 2006 and fiscal 2005, respectively. Therefore, if we do not receive an award from this upcoming solicitation, or future awards, we could be adversely affected for several years.

Future acquisitions or acquisition efforts may not be successful which may adversely affect our results of operations and financial condition

We have in the past and may in the future make acquisitions of footwear, apparel and related products companies that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to complete the acquisition timely or at all, or negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business

Ten major customers represented approximately 45% of net sales in fiscal 2006, including Wal-Mart, DoD and REI, which comprised 17%, 9% and 4% of net sales for the period. The DoD and Wal-Mart represented a significant portion of net sales in fiscal 2005. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business. Material reductions in the level of orders from the DoD have harmed our operating results and this trend could continue.

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

The DoD and other federal agencies with which Altama may do business are also subject to unique political and budgetary constraints and have special contracting requirements and complex procurement laws that may affect the contract or Altama’s ability to obtain new government customers. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. Due to political and budgetary processes and other scheduling delays that frequently occur in the contract or bidding process, some government agency orders may be canceled or substantially delayed, and the receipt of revenues or payments may be substantially delayed. For example, the DoD delayed acceptance of products ordered which caused our results to be lower in the second quarter of fiscal 2005 than we anticipated.

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

Furthermore, our failure to qualify as a small business under federal regulations following the acquisition could reduce the likelihood of our ability to receive awards of future DoD contracts, including our pending bid for a new five-year solicitation for hot weather combat boots. Altama qualified as a small business at the time of its bid for the current DoD contract. Small business status, having less than 500 employees, is a factor that the DoD considers in awarding its military boot contracts. Our combined employment is now in excess of 500 employees, which could adversely affect our ability to obtain future contract awards.

Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully

A significant portion of our principal business is the design, development and marketing of dress and casual footwear, apparel and accessories. Although our focus in these segments of our business is on traditional and sustainable niche brands, our consumer brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, our H.S. Trask and Tommy Bahama Footwear brands experienced decreased retail acceptance of various styles during fiscal 2006 and our Trotters and SoftWalk footwear brands experienced similar activity during fiscal 2005, which adversely affected our net sales and gross margin. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, such as our new Altama public safety footwear line or our new American Red Cross line for healthcare professionals, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.

We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business and stock price could be harmed

We face intense competition from other companies in each of our business segments. Many of our competitors have greater financial, distribution or marketing resources, as well as greater brand awareness. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for the introduction of competitors with new products. Moreover, new companies may enter the markets in which we compete, further increasing competition in the footwear and apparel industry.

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

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows

We sell much of our merchandise in our footwear and apparel, premium brands and accessories segments to department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 25.5% of trade accounts receivable outstanding at December 30, 2006. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

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

We depend on third-party trademarks to market some of our products and services and the loss of the right to use these trademarks or the diminished marketing appeal of these trademarks could adversely affect our business

We hold licenses to design and distribute products bearing trademarks owned by other entities. We have an exclusive license from Tommy Bahama Group, Inc., to design and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks and exclusive licenses from Wrangler Apparel Corp. to distribute leather belts, accessories, and suspenders bearing the “Wrangler®” mark and related marks. We are subject to risks in the event the licensor does not renew the license at the end of a term. For instance, our exclusive license agreements to distribute certain accessories for Wrangler expired December 31, 2006. We are currently in negotiations with Wrangler Apparel Corp., to extend these licenses through 2009, although there can be no assurance theses licenses will be extended.

Additionally, each license agreement may be terminated by the respective licensors prior to the end of the applicable term for several reasons, including a material default by us under the applicable agreement, or if we do not meet certain sales requirements. Although we recently obtained these licenses in connection with our fiscal 2005 acquisitions, we expect that the revenue generated from sales of products under these licenses will be a significant part of our overall revenue. If an owner of a trademark that we license terminates our license agreements because we have materially defaulted under the applicable agreement, have not met required sales requirements, or for any other reason permitted under such agreements, or if the name “Tommy Bahama®” (or related marks) or “Wrangler®” (or related marks) were to suffer diminished marketing appeal, or if we are unable to renew these agreements, our revenues and operations could be materially adversely affected.

Our inventory levels may exceed our actual needs, which could adversely affect our operating results by requiring us to make inventory write-downs

If we order more product than we are able to sell, we could be required to write-down this inventory, adversely affecting our margins and in turn, our operating results. Additionally, excess inventory adversely affects our liquidity. Excess inventory could occur as the result of change in customer order patterns, general sales activity, orders subject to cancellation by customers, misforecasting and consumer demand. We are continuing to take steps to reduce the inventory used in selling our brands, however, there can be no assurance that we will be able to set or maintain these at optimal levels. Write-downs of inventory adversely affect our gross profit and operating results.

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

Our reliance on independent manufacturers for almost all of our non mil-spec non-accessory products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships

In fiscal 2006, we utilized 21 third-party manufacturers to produce our dress and casual footwear products, 7 third-party manufacturers to produce our apparel products, 2 third party manufacturers to produce our non mil-spec boot volume, and 13 third-party manufacturers to produce our accessories products. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. We expect that we could experience some instability in these relationships as we make changes to our sourcing network in fiscal 2007 by changing to new sourcing relationships. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

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

Our results could be adversely affected by disruptions in our manufacturing systems

Our manufacturing operations at our Altama and Chambers Belt brands produced approximately 13% of the products we sold in fiscal 2006 and over 17% of our combined net sales in fiscal 2006. Any significant disruption in those manufacturing operations for any reason, such as power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business. For instance, in September 2004 we encountered production delays at our Puerto Rico manufacturing plant following a closure for several days due to severe weather.

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

A decline in general economic conditions could lead to reduced consumer demand for our products and could lead to a reduction in our net sales, and thus in our ability to obtain credit

In addition to consumer fashion preferences, consumer-spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. Slowdowns would likely cause us to delay or slow our expansions plans and result in lower net sales than expected on a quarterly or annual basis, which could lead to a reduction in our stockholders’ equity and thus our ability to obtain credit as and when needed.

We may be required to recognize intangible impairment charges that could adversely affect our reported earnings in future periods

Our business acquisitions have resulted in goodwill and intangible assets. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business, including protracted economic weakness, declines in operating results of our business segments and market capitalization declines. For the fiscal year ended December 30, 2006, we recorded non-cash intangible impairment charges of $23.5 million which were associated with our premium footwear and military boot segments. Future significant and unanticipated changes could require a provision for further impairment in a future period that could adversely affect our reported earnings in a period of such change.

The exercise of outstanding stock options and warrants, the issuance of shares under deferred stock awards, and the allocation of unallocated shares held by our 401(k) plan, would cause dilution to our stockholders’ ownership percentage and/or a reduction in earnings per diluted share

As of March 15, 2007, we had 8,382,762 shares of common stock outstanding, net of treasury stock. This includes 196,967 shares issued to the seller in connection with our Altama acquisition and was subsequently returned to the Company and is held by the escrow agent pursuant to the terms of our settlement with him and 121,320 unallocated shares held by our 401(k) plan, which despite the fact they are outstanding for voting and other legal purposes, are classified as treasury shares for financial statement reporting purposes and are not taken into account in determining our earnings per share or earnings per diluted share. The 121,320 unallocated shares will be allocated in February 2008 to the accounts of plan participants. After each allocation these additional shares will be included in the weighted average shares outstanding for purposes of determining our earnings per share and earnings per diluted share. As of March 15, 2007, we had outstanding options and warrants to purchase 1,115,600 shares at exercise prices ranging from $1.73 to $15.00 per share, and 398,500 shares reserved for issuance under performance deferred stock awards. The exercise of all or part of these options or warrants, and issuance of shares under the deferred stock awards, would cause our stockholders to experience a dilution in their percentage ownership.

Charges to earnings from the compensation to employees under our employee retirement plan and our deferred stock awards could adversely affect the value of your investment in our common stock

As of March 15, 2007, our 401(k) plan held 121,320 unallocated shares of our common stock, which constituted approximately 1.4% of our outstanding shares as of that date. Under the terms of the plan, 121,320 of these shares will be allocated to plan participants in February of 2008. We are required to record an expense for compensation based on the market value of the amount allocated to employees each year. For fiscal 2005 and 2006, we recorded non-cash expenses for this allocation of $935,000 and $653,000, respectively. We have also outstanding at December 30, 2006 a total 399,000 under deferred stock awards shares that could vest upon achievement of performance targets. We recognize compensation expense based on the fair value of these stock rights upon cliff-vesting. To the extent our stock price increases, we would be required to take a higher charge for these allocations and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock

James R. Riedman, our Chairman of the Board, President and Chief Executive Officer, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder, President and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 26.9% of our outstanding shares as of March 1, 2007. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 33.9% as of March 1, 2007, through this beneficial ownership, Mr. Riedman can direct our affairs and significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

The market price of our securities could be hurt by substantial price and volume fluctuations.

Historically, securities prices and trading volumes for stocks in our industry fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility could depress the price of our securities without regard to our operating performance. In addition, our operating or financial results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our securities would likely decrease, and such decreases could be significant.

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

Access to SEC Filings

Interested readers can access the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the U.S. Securities and Exchange Commission’s website at www.sec.gov . These reports can be accessed free of charge.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We occupy offices and facilities in various locations in California, Georgia, Maine, Puerto Rico, Arizona and Tennessee.

The following table summarizes our properties.

Facility/Location	Own/Lease	Description	Approximate Square Footage
Corporate Headquarters
Carlsbad, California	Lease	Office Space	21,700
Footwear and Apparel
Distribution Center Old Town, Maine(1)	Own	Warehouse	75,000
Distribution Center Modesto, California	Lease	Office/Warehouse	20,000
Berkeley, California	Lease	Retail	2,400
Modesto, California	Lease	Retail	4,500
Dolgeville, New York	Own	Vacant Land	30 acres
Dongguan, People’s Republic of China	Lease	Office Space	1,400
Premium Footwear
Carlsbad, California	Lease	Office	included
City of Commerce, California	Lease	Office/Warehouse	included
Military Boot Operations
Salinas, Puerto Rico	Lease	Cut and stitch plant	23,500
Lexington, Tennessee	Own	Finishing plant	76,000
Lexington, Tennessee	Lease	Distribution warehouse	30,000
Atlanta, Georgia	Lease	Office Space	4,400
Accessories
Phoenix, Arizona	Lease	Office Space	4,800
City of Commerce, California	Lease	Manufacturing/Warehouse	62,000

(1)	H.S. Trask brand is distributed out of the Old Town, Maine warehouse

We believe that our current facilities are adequate for our current and foreseeable future requirements.

Item 3.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K we are not a party to any material pending legal proceedings.

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

	High	Low
Year Ended December 31, 2005:
First Quarter	$8.35	$5.95
Second Quarter	$6.75	$5.15
Third Quarter	$6.75	$5.75
Fourth Quarter	$6.21	$4.50
Year Ended December 30, 2006:
First Quarter	$5.90	$4.55
Second Quarter	$5.97	$4.74
Third Quarter	$6.00	$4.67
Fourth Quarter	$5.03	$3.35

At March 1, 2007, we had approximately 390 holders of record. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company did not grant stock option awards or modify any outstanding stock options, and granted performance based deferred stock awards to purchase 396,000 shares during the fiscal year ended December 30, 2006.

Information about the our equity compensation plans at December 30, 2006 is as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans
	(In Thousands except per share)

Plan Category	(a)	(b)	(excluding(a) (c)
Equity compensation plans approved by stockholders
Stock Options(1)	668	$7.00	1,260
Performance Based Stock Rights(2)	399	N/A

	1,067
Equity compensation plans not approved by stockholders(3)	448	$3.51	—

Total	1,515	$5.60	1,260

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No further shares are available for grant under the 1995 Stock Incentive Plan at December 30, 2006. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Includes 399,000 shares of common stock issuable upon the achievement of performance targets. The performance-based stock rights do not have an exercise price.

(3)	Consists of options to purchase 398,000 shares of common stock granted to James R. Riedman and Riedman Corporation at a weighted average exercise price of $2.07 per share in connection with financial guaranties and loans granted to us and outstanding underwriter warrants to purchase up to 50,000 shares at an exercise price of $15.00 per share issued in July 2004 in connection with our follow-on public offering.

We did not make any repurchases of our common stock during fiscal 2006.

Comparative Performance

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on Phoenix Footwear Group, Inc. Common Stock to the Standard & Poor’s Small Cap 600 Index and The Standard & Poor’s 600 Footwear Index, assuming an investment of $100 at the beginning of the period indicated. These indices are weighted based on the market capitalization of the companies included in each

	2001	2002	2003	2004	2005	2006
Phoenix	112.00	162.62	369.23	383.02	264.86	193.41
S&P 600	108.07	126.60	204.17	243.75	285.81	180.14
S&P Small Cap	106.54	90.95	126.23	157.82	166.71	355.91

The Phoenix Footwear Group Index is based upon the closing prices of Phoenix Footwear Group Common Stock at , December 31, 2001, December 31, 2002, December 30, 2003, December 31, 2004 December 31, 2005 and December 30, 2006 of $2.28, $3.43, $7.50, $7.78 $5.38 and $4.40, respectively. These share prices reflect the two-for-one split of the Company’s Common Stock, which occurred at the close of business on June 12, 2003. The stock price performance shown on the graph is not necessarily indicative of future price performance.

The Stockholder Return Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this document by reference and shall not otherwise be deemed filed.

Item 6.	Selected Financial Data

The historical consolidated statements of operations data for the years ended, January 1, 2005, December 31, 2005 and December 30, 2006 and the historical consolidated balance sheet data as of December 31, 2005 and December 30, 2006 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical consolidated statements of operations data for the years ended December 31, 2002 and December 27, 2003, and the historical balance sheet data as of December 31, 2002, December 27, 2003 and January 1, 2005 have been derived from our historical consolidated financial statements that are not included in this Annual Report on Form 10-K.

Historical results are not necessarily indicative of future results. The following information should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	December 31, 2002(1)	December 27, 2003(2)(3)	January 1, 2005(4)(5)(6)	December 31, 2005(7)(8)(9)(10)	December 30, 2006(12)(13)
	(In thousands, except for per share data )
Consolidated Statements of Operations Data
Net sales	$36,161	$39,077	$76,386	$109,189	$140,589
Cost of goods sold	22,397	22,457	44,802	67,822	92,100

Gross profit	13,764	16,620	31,584	41,367	48,489
Operating expenses:
Selling, general and administrative expenses	9,661	12,696	25,610	35,089	45,418
Non-cash intangible impairment charges	—	—	—	—	23,499
Other expense (income), net	442	1,377	113	617	(539)

Total operating expenses	10,103	14,073	25,723	35,706	68,378
Operating income (loss)	3,661	2,547	5,861	5,661	(19,889)
Interest expense	751	620	888	3,495	5,968

Earnings (loss) before income taxes	2,910	1,927	4,973	2,166	(25,857)
Income tax expense (benefit)	1,207	986	1,990	975	(5,479)

Net earnings (loss)	$1,703	$941	$2,983	$1,191	$(20,378)

Net earnings (loss) per share(11)
Basic	$0.50	$0.24	$0.51	$0.15	$(2.58)
Diluted	$0.45	$0.22	$0.48	$0.15	$(2.58)
Weighted average common shares outstanding
Basic	3,418	3,963	5,793	7,760	7,911
Diluted	3,781	4,350	6,277	8,129	7,911

Consolidated Balance Sheet Data
Cash	$1,265	$1,058	$694	$566	$846
Working capital (deficit)	8,812	13,423	29,159	34,052	(9,529)
Total assets	18,954	37,913	98,180	138,891	107,432
Contingent liability	—	1,942	—	—	—
Total bank debt	3,000	12,082	26,607	55,541	53,996
Total stockholders’ equity	$10,112	$14,987	$49,686	$54,024	$31,844

(1)	The net amount of $442,000 in “Other expense, net” consists primarily of losses on dispositions and write-offs on asset sales.

(2)	The net amount of $1,377,000 in “Other expense, net” consists primarily of $394,000, or $0.06 per diluted share, of non-capitalized acquisition expenses, $354,000, or $0.05 per diluted share, associated with the relocation of our corporate offices from Old Town, Maine to Carlsbad, California, litigation costs and expenses totaling $733,000, or $0.17 per diluted share, associated with the dissenting stockholders’ appraisal proceeding resulting from our fiscal 2000 acquisition of Penobscot Shoe Company, and a $163,000, or $0.02 per diluted share, write-off of a non-trade receivable. These amounts were offset partially by an excise tax refund totaling $285,000, or $0.07 per diluted share, which was not taxable, associated with the fiscal 2001 termination of the Penobscot pension plan. “Interest expense” includes $376,000, or $0.05 per diluted share, of interest expense related to the settlement of the dissenting stockholder’s appraisal proceeding. On an aggregate basis, these amounts reduced our fiscal 2003 per diluted share earnings by $0.28.

(3)	In October 2003, we acquired Royal Robbins in a stock purchase for an aggregate purchase price of $6.8 million, which included the issuance of 71,889 shares of common stock valued at $500,000, plus potential contingent earn-out cash payments through May 2005. In August 2003, we acquired H.S. Trask for an aggregate purchase price of $6.4 million which included the issuance of 699,980 shares of common stock valued at $3.2 million. In connection with these acquisitions $109,000 or $0.02 per diluted share of acquisition related expenses were not capitalized.

(4)	On July 19, 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million plus non-competition payments totaling $2.0 million and payable over five years. The price included the issuance of 196,967 shares of common stock valued at $2.5 million. We also incurred approximately $740,000 in acquisition-related expenses which increased the net purchase price. On January 8, 2006, we entered into a settlement with the seller to modify the terms of acquisition. As a result, we reduced the purchase price by approximately $1.6 million in cash previously due to seller, 196,967 in Company shares held in escrow and approximately $1.6 million in future payment obligations, including a contingent earn-out payment, and consulting and non-competition payments. From this settlement, we recorded a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.5 million for the fiscal 2006.

(5)	To fund the Altama acquisition, we conducted a follow on public offering of our common stock which was consummated on July 19, 2004. In the offering we issued 2,500,000 shares at the $12.50 per share offering price, resulting in net proceeds, after deducting the underwriter’s fees and transaction costs, of approximately $28.4 million.

(6)	In 2004 we made a payment of $2.0 million in connection with our earn-out obligation for the Royal Robbins acquisition.

(7)	The net amount of $617,000 in “Other expense, net” consists primarily of management restructuring and severance costs.

(8)	In 2005 we made a payment of $2.8 million in connection with our earn-out obligation for the Royal Robbins acquisition.

(9)	On June 29, 2005, we acquired substantially all of the assets of Chambers Belt Company for approximately $22.0 million, plus contingent earn-out payments. As part of the transaction, we incurred approximately $1.7 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers stockholders. The price included the issuance of 374,462 shares of common stock then valued at $2.0 million.

(10)	On August 4, 2005, we acquired substantially all of the assets of The Paradise Shoe Company, LLC for approximately $6.3 million in cash. As part of the transaction, we incurred approximately $350,000 in acquisition related expenses.

(11)

Per share data for all years reflects the 2-for-1 stock split effective at the close of business on June 12, 2003. Phoenix Footwear Group, Inc.’s Retirement Savings Partnership Plan, a 401(k) plan, held 602,000 shares of our common stock as of December 30, 2006. A total of 243,000 shares were not allocated as of December 30, 2006 and were classified as treasury shares for accounting purposes, but are outstanding for voting purposes and other legal purposes.

(12)	We recorded in fiscal 2006 a $23.5 million non-cash intangible impairment charge as a result of our annual impairment testing of goodwill and intangible assets.

(13)	The net amount of $539,000 in “Other (Income), net” primarily consists of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition partially offset by $800,000 in severance costs associated with the resignation of our former chief executive officer and other management restructuring and severance costs.

Item 7.	Management Discussion and Analysis

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

Effective January 1, 2003, we changed our accounting year to a 52/53 week period. Our annual accounting period ends on the Saturday nearest to December 31. In this Annual Report on Form 10-K we refer to the fiscal year ended January 1, 2005 as “fiscal 2004,” to the fiscal year ended December 31, 2005 as “fiscal 2005,” and to the fiscal year ended December 30, 2006 as “fiscal 2006,” and the fiscal year ending December 29, 2007 as “fiscal 2007.”

With the addition of the Tommy Bahama Footwear brand during fiscal 2005 we formed a new reporting segment titled —Premium Footwear, which now also includes our H.S. Trask brand. As a result, the operating results comparisons for fiscal 2004 have been updated to reflect H.S. Trask in the Premium Footwear segment rather than the Footwear and Apparel segment, as previously reported in our Annual Report on Form 10-K/A for fiscal 2004.

In this section we discuss pro forma organic net sales within our segments containing our more recently acquired brands. This is a non-GAAP financial measure of reported net sales based on the pro forma net sales for the brands we acquired in fiscal 2005 and fiscal 2004. Management believes that discussing pro forma organic net sales in this manner provides a better understanding of our net sales performance and trends than reported revenue because it allows for more meaningful comparisons of current period revenue to that of prior periods on a comparable basis. SEC rules require a supplemental explanation and reconciliation, which is provided below in our segment discussion under the headings entitled “Reconciliation” within our discussions of “Results of Operations.”

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

In our footwear and apparel segment, we sell over 80 different styles of footwear and over 250 different styles of apparel products. By emphasizing traditional style, quality and fit in this segment, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. As a result, a significant number of our product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products are consistent with our brand images and meet our high quality standards.

In our premium footwear segment, we sell over 50 different styles of premium priced footwear products emphasizing exotic leathers, hand made manufacturing qualities and exceptional quality and comfort characteristics. This segment includes the recently acquired Tommy Bahama ® footwear and accessory licensing rights. Tommy Bahama ® is a premier lifestyle brand featuring men’s and women’s apparel, footwear and accessories. The brand’s products are well-known and represent a relaxed, island-inspired lifestyle. The Tommy Bahama® line of footwear and accessories feature the brand’s signature style and benefits from a broad distribution network of Tommy Bahama ® -branded stores, department stores and independent specialty stores throughout North America and the Caribbean.

In our accessories segment, we sell over 750 different styles of personal accessories. Under exclusive license agreements to distribute certain accessories for the “Wrangler Hero® ,” “Timber Creek® by Wrangler ® ,” “Wrangler Jeans Co.® ,” “Wrangler Outdoor Gear ® ,” “Wrangler ® ,” “Wrangler Rugged Wear ® ,” “20X ® ” and “Twenty X ® ” marks, we accessorize each brand based on its respective lifestyle and price point. The exclusive license agreements to distribute certain accessories for “Wrangler Hero ®,” “Timber Creek ® by Wrangler ®”and “Wrangler Jeans Co ®” expired December 31, 2006. We are currently in negotiations with Wrangler Apparel Corp. to extend these licenses through 2009; however, there can be no assurance theses licenses will be extended.

In our military boot segment, we sell a total of 18 boot models under our Altama brand for the military and commercial markets. We believe that the majority of products under this brand are not sensitive to fashion risk, but are subject to risks of doing business with the U.S. government.

Recent Acquisitions

We have acquired most of our brands during the past few years. These acquisitions have significantly contributed to our growth. Since making these acquisitions, we have been integrating their operations with our infrastructure and eliminating duplicative overhead and operational inefficiencies. We may continue to build our portfolio of brands through acquisitions of footwear, apparel and related products; however, we have no present plans to do so.

We have financed these acquisitions primarily through bank debt and issuances of our common stock. The debt financing has had the effect of increasing our cash requirements for debt service on these borrowings. We are exploring strategies to reduce our bank debt through the possible sale of one or more of our assets. We do not expect to disclose developments with respect to a sale until the Board of Directors has approved a definitive transaction. There can be no assurance that any transaction will occur or if one is undertaken, its terms or timing.

During the last two quarters of fiscal 2003, we acquired H.S. Trask & Co., a men’s footwear company, and Royal Robbins, Inc., an apparel company. Our fiscal 2003 and fiscal 2004 acquisitions added to our portfolio of brands, diversified our product offerings and customer base and provided a base for significant additional revenues in the future.

In fiscal 2004, we purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus a conditional earn-out payment. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million. As part of the transaction, we refinanced Altama’s indebtedness of approximately $1.7 million and incurred approximately $740,000 in acquisition related expenses which increased the net purchase price. To fund the Altama acquisition, we conducted a follow on public offering of our common stock. In the offering we issued 2,500,000 for net proceeds of approximately $28.4 million. In addition to these proceeds we utilized approximately $10.0 million of additional borrowings under our amended credit facility to finance the cash portion of the purchase price for the Altama acquisition, to refinance Altama’s funded indebtedness and to pay related transaction fees and expenses.

On January 8, 2006, we entered into an agreement which modified the terms of the Altama acquisition. As a result of the agreement, the total price we paid for Altama was reduced by approximately $1.6 million in cash previously due the seller and we held, 196,967 in our shares held in escrow and the termination of all future obligations under the stock purchase agreement, including contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. The escrow shares remain held by the escrow agent for resale and are outstanding for legal purposes, but deemed treasury shares for accounting purposes. As a result of this transaction we recorded a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.5 million during the first quarter period ended April 1, 2006.

During the second and third quarters of fiscal 2005, we acquired the Chambers Belt accessories business and the licensing rights to Tommy Bahama® footwear and accessories. We acquired substantially all of the assets of Chambers Belt Company for approximately $22.0 million, plus contingent earn-out payments subject to Chambers meeting certain post-closing sales targets. As part of the transaction, we incurred approximately $1.7 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers stockholders. We paid the purchase price by delivery of $19.7 million in cash, and 374,462 shares of common stock then valued at $2.0 million. We funded the cash portion of the purchase price through a $19.5 million increase in our credit facility.

We acquired substantially all of the assets of The Paradise Shoe Company, LLC, exclusive licensee of the Tommy Bahama ® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands for approximately $6.3 million in cash. We funded the cash portion of the purchase price through an amendment to our credit facility by increasing our borrowing capacity to $63.0 million including a $7.0 million bridge loan. On November 13, 2006 the bridge loan was converted to a $10 million term loan.

The Altama, Chambers and Tommy Bahama products generate lower gross margins than our historical footwear and apparel business. This has had a negative impact on our consolidated gross margins. Altama’s lower gross margin percent is partially offset by Altama’s lower operating expenses which generally runs 7% to 28% below its other brand’s operating expense ratios. Chamber’s major customers consist primarily of large mass merchants which sales typically generate lower gross margins than its other branded product sales. Chamber’s lower margin results, however are generally offset by higher sales volumes. Tommy Bahama’s gross margin as a percent of sales reflects its required royalty payments and the product redesign and inventory sell off efforts that occurred during fiscal 2006.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last three fiscal years, presented as a percentage of net sales.

	Fiscal Year Ended
	December 30, 2006		December 31, 2005		January 1, 2005
	(In thousands)
Net sales	$140,589	100%	$109,189	100%	$76,386	100%
Cost of goods sold (1)	92,100	66%	67,822	62%	44,802	59%

Gross profit	48,489	35%	41,367	38%	31,584	41%
Operating expenses:
Selling, general and administrative expenses	45,418	32%	35,089	32%	25,610	34%
Non-cash intangible impairment charges	23,499	17%	—	—	—	—
Other (income) expense—net	(539)	—	617	1%	113	—

Total operating expense	68,378	49%	35,706	33%	25,723	34%

Operating (loss) income	(19,889)	(14)%	5,661	5%	5,861	8%
Interest expense	5,968	4%	3,495	3%	888	1%

(Loss) income before income tax	(25,857)	(18)%	2,166	2%	4,973	7%
Income tax (benefit) expense	(5,479)	(4)%	975	1%	1,990	3%

Net (loss) income	$(20,378)	(14)%	$1,191	1%	$2,983	4%

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

Fiscal 2006 Compared to Fiscal 2005

	Fiscal Year Ended				Increase (Decrease)
	December 30, 2006		December 31, 2005
	(In thousands)
Net sales	$140,589	100%	$109,189	100%	$31,400	29%
Cost of goods sold	92,100	66%	67,822	62%	24,278	36%

Gross profit	48,489	35%	41,367	38%	7,122	17%
Operating expenses:
Selling, general and administrative expense	45,418	32%	35,089	32%	10,329	29%
Non-cash intangible impairment charges	23,499	17%	—	—	23,499	*
Other (income) expense—net	(539)	—	617	1%	(1,156)	(*)%

Total operating expenses	68,378	49%	35,706	33%	32,672	92%

Operating (loss) income	(19,889)	(14)%	5,661	5%	(25,550)	(*)%
Interest expense	5,968	4%	3,495	3%	2,473	71%

Earnings (loss) before income taxes	(25,857)	(18)%	2,166	2%	(28,023)	(*)%
Income tax (benefit) expense	(5,479)	(4)%	975	1%	(6,454)	(*)

Net (loss) earnings	$(20,378)	(14)%	$1,191	1%	$(21,569)	(*)%

*	Greater than 100%

Consolidated Net Sales

Consolidated net sales for fiscal 2006 increased $31.4 million to $140.6 million as compared to $109.2 million for fiscal 2005, representing a 29% increase. Of this increase, $28.2 million is attributable to acquired brand revenue associated with the Chambers Belt Company and Tommy Bahama Footwear brand acquisitions that occurred during the second half of fiscal 2005 and $4.8 million is attributable to increased net sales in our footwear and apparel segment. These sales increases were partially offset by sales declines in our military boot segment.

Consolidated Gross Profit

Consolidated gross profit for fiscal 2006 increased 17% to $48.5 million as compared to $41.4 million for the comparable prior year period. The increase in gross profit is attributable for the most part to sales in our footwear and apparel and accessory brands. Gross profit as a percentage of net sales decreased to 35% compared to 38% in the prior year period. The decrease in our gross profit percentage was due to increased sales of close-out products associated with the inventory reduction strategies in our premium footwear brands and increased manufacturing costs associated with our military boot segment. We intend to address our gross margin levels in fiscal 2007 through inventory management and the reduction of duplicative costs in our sourcing relationships.

Consolidated Operating Expenses

Consolidated selling, general and administrative, or SG&A expenses, were $45.4 million, or 32% of net sales for fiscal 2006 as compared to $35.1 million or 32% of net sales for fiscal 2005. This dollar increase was primarily related to operating costs associated with our newly formed Canadian subsidiary of $2.2 million, a full year of Chambers Belt and Tommy Bahama Footwear operations, which we acquired during fiscal 2005, increased expenses associated with supporting higher sales volumes and increased product development costs. We anticipate that our fiscal 2007 SG&A expenses will increase as we continue to increase sales and invest in product development and marketing.

Consolidated “Other (income) expense—net” was $(539,000) for fiscal 2006 which primarily consisted of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition partially offset by $800,000 in severance costs associated with the resignation of our former chief executive officer. On January 8, 2006, we entered into an agreement with the seller of Altama which modified the terms of the purchase agreement under which we acquired Altama. As a result of the agreement, the total price paid by us for Altama was reduced by approximately $1.6 million in cash, 196,967 shares of our common stock valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction we recorded a net gain of $1.5 million in fiscal 2006. Our “Other expense—net” of $617,000 for fiscal 2005 for the most part related to the resignation of our former president and other management restructuring and severance costs.

In performing our annual impairment test of goodwill and intangible assets in accordance with Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we determined that the carrying value of goodwill, unamortizable intangible and intangible assets-net associated with our Premium Footwear and Military Boot segments exceeded their estimated fair values. Consequently, we recorded non-cash intangible impairment charges of $23.5 million. For further details see Note 4—“Goodwill and Intangible Assets” of Notes to Consolidated Financial Statements.

Consolidated Interest Expense

Consolidated interest expense for fiscal 2006 was $6.0 million as compared to $3.5 million in fiscal 2005. The increase in interest expense during fiscal 2006 was a result of increased acquisition and working capital indebtedness associated with our fiscal 2005 brand acquisitions and increased interest rates from the general rise in market rates. We expect our consolidated interest expense to increase during fiscal 2007 due to increased interest rates resulting from the November 13, 2006 modification of our debt facility.

Consolidated Income Tax Provision

We recorded an income tax benefit of $5.5 million for fiscal 2006 compared to income tax expense of $975,000 for fiscal 2005. The fiscal 2006 tax benefit is less than would be expected from our pre-tax loss due to the non-deductibility for tax purposes of the charge for impairment of goodwill. Our effective tax rate during fiscal 2006 and fiscal 2005 was 35% and 45%, respectively. The decrease in our effective tax rate during fiscal 2006 was primarily associated with the Company’s recent acquisitions and the relocation of various distribution facilities which affected our state income tax apportionment rates. The Company expects its fiscal 2007 effective tax rate to return to more historical levels of approximately 40% as our sales and taxable income normalize across the various states in which we operate. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes.

Consolidated Net Loss

Our net loss for fiscal 2006 was $20.4 million as compared to net income of $1.2 million for fiscal 2005. The loss is primarily due a 3% decrease in gross profit as a percent of sales, increased SG&A and interest expenses associated with our fiscal 2005 acquisitions which were funded primarily through new bank debt and a non-cash impairment charge of $23.5 million. Our net loss per basic share was $2.58 for fiscal 2006 as compared to $0.15 per diluted share of net income for fiscal 2005. Weighted-average shares outstanding for fiscal 2006 and 2005 were 7.9 million and 8.1 million, respectively.

Footwear and Apparel Business

Net Sales

Net sales for fiscal 2006 were $57.7 million compared to $52.9 million for fiscal 2005, representing a 9% increase. The fiscal 2006 increase in net sales is attributable to our Royal Robbins brand’s net sales growth of 28% primarily from $6.0 million in sales from our newly formed Canadian subsidiary which distributes primarily our Royal Robbins products directly to Canadian retailers. This sales increase was partially offset by sales declines from our Trotters and SoftWalk brands primarily associated with a decrease in the volume of close-out and mark down sales as compared to the same prior year period.

Gross Profit

Gross profit for fiscal 2006 increased 16% to $26.2 million as compared to $22.7 million for the comparable prior fiscal year. Gross profit in this segment as a percentage of net sales was 45% as compared to 43% for fiscal 2005. The increase in gross profit dollars and gross profit as a percentage of net sales primarily relates to enhanced margins realized on the direct sale of product to Canadian retailers through our new Canadian subsidiary and a lower level of close-out sales associated with our Trotters and SoftWalk brands during the current year.

Operating Expenses

SG&A expenses were $16.4 million, or 29% of net sales, for fiscal 2006 as compared to $15.7 million or 30% of net sales for fiscal 2005. Approximately $1.3 million in reduced operating expenses for this segment were offset by approximately $2.3 million in operating expenses associated with our newly formed Canadian subsidiary.

Premium Footwear

Net Sales

Net sales for fiscal 2006 were $19.0 million compared to $13.3 million for fiscal 2005, representing a 43% increase. Of this increase, $6.2 million is attributable to the additional net sales from the inclusion of the Tommy Bahama Footwear brand in our results for the full year of fiscal 2006, acquired August 4, 2005. This increase was offset in part by reduced sales at our H.S. Trask brand. Effective June 1, 2006 Tommy Bahama accessories sales were included in our accessories segment and totaled approximately $2.0 million through December 30, 2006. Net sales for fiscal 2006 of $19.0 million reflect a decrease of $7.6 million from pro forma net sales of $26.6 million for the segment in fiscal 2005 with the inclusion of Tommy Bahama Footwear sales for a full fiscal year. See “Reconciliation” below.

Gross Profit

Gross profit for fiscal 2006 of $3.2 million decreased 33% from $4.8 million for the comparable prior fiscal year. Gross profit as a percent of sales of 17% decreased from 36% for the comparable prior fiscal year. The decreased gross profit dollars and gross profit as a percent of sales was primarily due to product repositioning efforts with our Tommy Bahama Footwear brand which resulted in a high level of discounted product sales and increased H.S. Trask close-out sales associated with our inventory liquidation program. Additionally, we began including Tommy Bahama’s accessories in our accessories segment in June 2006.

Operating Expenses

SG&A expenses were $8.1 million, or 43% of net sales, for fiscal 2006 as compared to $4.9 million, or 37% of net sales, for fiscal 2005. This dollar increase was primarily associated with a full year of operating expenses associated with our recently acquired Tommy Bahama Footwear brand. We expect that our SG&A expenses in this segment will increase in fiscal 2007 as we invest in product design and development in our Tommy Bahama Footwear and H.S. Trask brands.

Reconciliation

The non-GAAP financial measure of pro forma net sales discussed above under the heading “Results of Operations — Fiscal 2006 Compared to Fiscal 2005 — Premium Footwear Business — Net Sales,” and elsewhere in this report, does not replace the presentation of our GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the period presented. In our measure of pro forma net sales below, we have included unaudited prior year net sales of Tommy Bahama Footwear. This information is provided to present the results as if we had owned it during the entire fiscal 2005. The sales figures for this acquisition were internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma Net Sales for the Fiscal Year Ended December 31, 2005
(In thousands)
Premium Footwear Segment.
Premium Footwear Segment: 1/1/05 — 12/31/05(1)	$13,282
Tommy Bahama Footwear: 1/1/05 — 8/4/05	13,344

Total Premium Footwear Segment Pro Forma Net Sales for fiscal 2005	$26,626

(1)	Includes net sales for Tommy Bahama Footwear from August 4, 2005, the date of our acquisition of the brand, through December 31, 2005.

Military Boot Business

Net Sales

Net sales for fiscal 2006 were $22.0 million for the military boot segment, a decrease of 5% as compared to $23.0 million, for the comparable prior fiscal year. Sales to the DoD were $12.5 million or 57% of total net sales for our military boot business in fiscal 2006 as compared to $13.6 million or 59% for fiscal 2005. The decrease in sales can be attributed for the most part to the timing of DoD purchase orders. Our latest DoD contract expired September 30, 2006. We submitted a bid proposal for a new contract with the DoD on August 2, 2006 and expect to be notified by the DoD of a contract award, if any, in the first half of fiscal 2007, although there can be no assurance as to when we will be notified or whether we will be successful in receiving an award. See Part I, Item 1A “Risk Factors—If we are unable to obtain awards of future DoD boot solicitations our net sales and consolidated operating results would be adversely affected.” As of December 30, 2006 we had approximately 125,000 pairs of firm military boot delivery orders from the DoD and another U.S. government agency which are expected to be delivered during the first and second quarters of fiscal 2007.

Gross Profit

Gross profit for fiscal 2006 was $5.3 million or 24% of net sales for this segment as compared to gross profit of $6.0 million or 26% for fiscal 2005. The decrease in gross profit dollars and gross profit as a percentage of net sales was primarily attributable to increased manufacturing costs associated with lower production levels and sales of other military spec boots which generated lower margins than our commercial boot business.

Operating Expenses

Direct SG&A expenses were $3.5 million or 16% of net sales for this segment for fiscal 2006, compared to $3.2 million or 14% of net sales for the comparable prior year period of fiscal 2005. This increase in operating expenses is primarily attributable to the increased levels of selling and advertising expenditures related to new commercial product line introductions and the development of new institutional products.

Accessories Business

Net Sales

Net sales for fiscal 2006 were $42.0 million compared to $20.0 million for fiscal 2005. We acquired Chambers Belt at the end of the second quarter in fiscal 2005. The increase in net sales is primarily associated with a full year of operations and increased sales of branded women’s and junior’s belt products to mass merchandisers. Additionally, effective June 1, 2006 we began including Tommy Bahama accessory sales in our accessories segment, which totaled approximately $2.0 million for fiscal 2006. Net sales of $42.0 million for fiscal 2006 increased $5.2 million from pro forma net sales of $36.8 million for Chambers Belt in fiscal 2005. See “Reconciliation” below.

Gross Profit

Gross profit for fiscal 2006 was $13.9 million, or 33% of net sales, compared to $7.8 million or 39% of net sales for fiscal 2005. We acquired Chambers Belt at the end of our second quarter in fiscal 2005. Gross profit for the period prior to our acquisition of the brand in fiscal 2005, totaled $6.7 million. The increase in gross margin dollars is primarily associated with the inclusion of Chambers Belt operations in our results for a full year and the decrease in gross profit as a percentage of net sales relates primarily to increased sales to mass merchant customers which generate lower gross margin sales than Chambers other wholesale customers.

Operating Expenses

Operating expenses for fiscal 2006 totaled $10.1 million, or 24% of net sales, compared to $5.5 million, or 28% of net sales for fiscal 2005. This dollar increase was primarily associated with a full year of operating expenses associated with our recently acquired Chambers Belt brand. Operating expenses for the period prior to our acquisition of the brand in fiscal 2005 totaled $5.1 million.

Reconciliation

The non-GAAP financial measure of pro forma net sales discussed above under the heading “— Results of Operations — Fiscal 2006 Compared to Fiscal 2005 — Accessories Business — Net Sales,” and elsewhere in this report, does not replace the presentation of Phoenix Footwear’s GAAP financial results and does not necessarily reflect the actual financial results of the combined companies for the periods presented. In our measure of pro forma net sales below, we have included unaudited prior year net sales of Chambers Belt Company. This information is provided to present the results as if we had owned Chambers Belt during the entire fiscal 2005. The sales figures for these acquisitions are internally prepared and unaudited, and have not been reviewed by our independent accountants. A reconciliation of the non-GAAP financial measures contained in this report to the most comparable GAAP measures is as follows:

Unaudited Pro Forma Net Sales for the Fiscal Year Ended December 31, 2005
(In thousands)
Accessories Segment.
Post-Acquisition of Chambers Belt Company: 6/29/05 — 12/31/05	$19,998
Pre Acquisition of Chambers Belt Company: 1/1/05 — 6/28/05(1)	16,781

Total Accessories Pro Forma Net Sales	$36,779

(1)	We completed our acquisition of Chambers Belt Company on June 29, 2005

Fiscal 2005 Compared to Fiscal 2004

	Fiscal Year Ended				Increase (Decrease)
	December 31, 2005		January 1, 2005
	(In thousands)
Net sales	$109,189	100%	$76,386	100%	$32,803	43%
Cost of goods sold	67,822	62%	44,802	59%	23,020	51%

Gross profit	41,367	38%	31,584	41%	9,783	31%
Operating expenses:
Selling, general and administrative expense	35,089	32%	25,610	34%	9,479	37%
Other (income) expense—net	617	1%	113	0%	504	446%

Total operating expenses	35,706	33%	25,723	34%	9,983	39%

Operating income	5,661	5%	5,861	8%	(200)	(3)%
Interest expense	3,495	3%	888	1%	2,607	294%

Earnings (loss) before income taxes	2,166	2%	4,973	7%	(2,807)	(56)%
Income tax (benefit) expense	975	1%	1,990	3%	(1,015)	(51)%

Net (loss) earnings	$1,191	1%	$2,983	4%	$(1,792)	(60)%

Consolidated Net Sales

Consolidated net sales for fiscal 2005 were $109.2 million compared to $76.4 million for fiscal 2004, representing a 43% increase. Of this increase, $25.0 million is attributable to acquired brand revenue associated with the Chambers Belt Company and Tommy Bahama Footwear brand acquisitions that occurred during the second half of fiscal 2005 and $9.4 million was attributable to the realization of a full year of revenue from the

Altama brand acquisition that occurred during the third quarter of fiscal 2004. These sales increases were partially offset by sales declines in our footwear and apparel segment.

Consolidated Gross Profit

Consolidated gross profit for fiscal 2005 increased 31% to $41.4 million as compared to $31.6 million for the comparable prior year period. The increase in gross profit was primarily associated with our 2005 acquisitions and the inclusion of Altama for a full fiscal year. Gross profit as a percentage of net sales decreased to 38% compared to 41% in the prior year period. The decrease in gross profit margin was due to increased footwear mark downs and close-out activity associated with inventory reduction strategies along with our recent acquisitions which generate lower gross margins than our other branded products.

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

Consolidated “Other expense — net” was $617,000 for fiscal 2005 and primarily related to termination of the former President of the company and other management restructuring and severance costs. Our “Other expense — net” of $113,000 for fiscal 2004 consisted primarily of expenses that could not be capitalized in connection with discontinued acquisition activities.

Consolidated Interest Expense

Consolidated interest expense for fiscal 2005 was $3.5 million as compared to $888,000 in fiscal 2004. The increase in interest expense during fiscal 2005 was a result of increased acquisition and working capital indebtedness associated with our fiscal 2004 and 2005 brand acquisitions and increased interest rates from the general rise in market rates.

Consolidated Income Tax Provision

We recorded income tax expense of $975,000 for fiscal 2005 as compared to $2.0 million for fiscal 2004. Our effective tax rate during fiscal 2005 was 45% compared to an effective tax rate in fiscal 2004 of 40%. The increase in our effective tax rate during 2005 was primarily associated with our recent acquisitions which affected our state income tax apportionment rates.

Consolidated Net Earnings

Our net earnings for fiscal 2005 were $1.2 million as compared to $3.0 million for fiscal 2004. The decline in net earnings is primarily due to lower gross margins and increased interest expense associated with our fiscal 2005 acquisitions which were funded primarily through new bank debt. Our net earnings per diluted share were $0.15 for fiscal 2005 as compared to $0.48 per diluted share for fiscal 2004. Weighted-average shares outstanding for fiscal 2005 and 2004 were 8.1 million and 6.3 million, respectively.

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

Operating Expenses

Selling, general and administrative, or SG&A expenses were $15.7 million, or 30% of net sales, for fiscal 2005 as compared to $16.4 million or 29% of net sales for fiscal 2004. This dollar decrease was primarily related to lower footwear advertising, marketing and commission expenses. The decrease in operating costs were partially offset by pre-selling costs totaling $128,000 incurred during the second half of fiscal 2005 related to our newly formed Canadian subsidiary.

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

Gross Profit

Gross profit for fiscal 2005 increased 78% to $4.8 million as compared to $2.7 million for the comparable prior fiscal year. The increase in gross profit is primarily associated with increased sales activity associated with our fiscal 2005 Tommy Bahama Footwear brand acquisition. Gross margin in this segment as a percentage of net sales decreased to 36% compared to 39% in the prior fiscal year. The decrease in gross profit percent was primarily related to our recent Tommy Bahama Footwear brand acquisition which generates a lower gross margin than our existing premium footwear brand. We expect the gross margin percentage for the Tommy Bahama Footwear products to improve as we leverage their product volume with our consolidated product sourcing and development processes.

Operating Expenses

Selling, general and administrative, or SG&A expenses were $5.0 million, or 38% of net sales, for fiscal 2005 as compared to $3.3 million or 47% of net sales for fiscal 2004. This dollar increase was primarily associated with our recently acquired Tommy Bahama Footwear brand and increased commission expenses.

Military Boot Business

Net Sales

Net sales for fiscal 2005 were $23.0 million as compared to net sales from July 19, 2004, the date of our acquisition of Altama, through the fiscal year ended January 1, 2005 of $13.7 million. Sales to the DoD were

$13.6 million or 59% of total net sales for our military boot business in fiscal 2005 as compared to $7.8 million or 57% of total net sales for the period we owned Altama during fiscal 2004. Sales to commercial customers were $9.4 million or 41% of total net sales for our military boot business in fiscal 2005 as compared to $5.8 million or 43% of total net sales for the period we owned Altama in fiscal 2004. The Altama brand experienced a $14.8 million decrease in year-over-year pro forma organic net sales based on $37.8 million in pro forma net sales for fiscal 2004, due primarily to the DoD’s discontinuance of its surge option under the DMS combat boot contract.

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

Operating Expenses

SG&A expenses from June 29, 2005 through the fiscal year ended December 31, 2005 were $5.9 million or 30% of net sales compared to pro forma SG&A expenses of $6.0 million or 28% for the comparable pro forma period of fiscal 2004. The decrease in operating expenses was primarily related to reduced employee compensation costs.

Our quarterly consolidated results of operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from operations in our first and third quarters historically have been stronger than in our second and fourth quarters.

Summarized Quarterly Fluctuations (Unaudited)

	Fiscal Year 2006 Quarters
	1st	2nd	3rd	4th
	(In thousands)
Net sales	$40,342	$34,871	$36,453	$28,923
Income (loss) from operations	$5,410	$935	$2,076	$(28,310)

	Fiscal Year 2005 Quarters
	1st	2nd	3rd	4th
	(In thousands)
Net sales	$26,400	$15,353	$34,275	$33,161
Income (loss) from operations	$2,400	$(1,193)	$2,814	$1,640

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that we will continue as a going concern. As of December 30, 2006, we were in default with the financial covenants under our credit agreement. On March 30, 2007, we received a waiver of the financial covenant defaults. We expect that we will not meet certain of these financial covenants during 2007, including as of the end of the first quarter of 2007. We are discussing with our bank a waiver and amendment of the financial covenants to align with our expected financial performance during fiscal 2007.

If we are not successful in obtaining the amendment and waiver, we will seek to refinance the defaulted debt on new terms. If a refinancing cannot be successfully concluded, then, upon default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such a demand were made, we currently have insufficient funds to pay our debt in full. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock. Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our bank indebtedness, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving credit facility, to meet our debt service requirements and other projected cash needs through December 29, 2007.

Bank Credit Agreement

At the beginning of fiscal 2006, we had a $63.0 million credit facility with our lender Manufacturers and Traders Trust Company, or M&T, which closed in August 2005. This facility included a line of credit with $28 million of availability, a $28 million term loan from prior acquisitions, and a $7 million acquisition bridge loan which was due on December 31, 2005. The credit agreement included financial covenants requiring us not to exceed an average borrowed funds to EBITDA ratio, cash flow coverage ratios, a fixed charge coverage ratio, and a current asset to current liabilities ratio.

On March 31, 2006, we entered into an amendment to our credit facility to modify the financial covenants pertaining to the average borrowed funds to EBITDA ratio, fixed charge coverage ratio and the current ratio, for the remainder of fiscal 2006. Notwithstanding this amendment, we defaulted in the average borrowed funds to EBITDA ratio and fixed charges coverage ratio covenants as of the end of the first three quarters of fiscal 2006. We obtained a waiver from our bank for each of these violations and eleven one-month extensions of the bridge loan maturity date.

On November 13, 2006, we entered into a First Lien Senior Secured Credit Facility Agreement, or First Lien Agreement, to modify our prior credit facility. The First Lien Agreement reduced our total availability from $63 million to $62 million. The First Lien Agreement consists of a Revolving Credit Facility, or Revolver, with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A or Term A of $24 million, and a $10 million First Lien Term Loan B, or Term B.

The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at our election a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate and the federal funds rate plus one-half percentage point.

The interest rates for these loans adjust quarterly based on average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan. The Revolver interest is payable monthly and the Term A loan interest and principal is payable quarterly. The Revolver and Term A loan expire on November 13, 2011 and all borrowings are due and payable on that date. The Term B Loan has a fifteen month maturity, requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%.

The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all of our assets and those of our subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps and financial covenants requiring us to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA, (d) maintain a maximum average borrowed funds to EBITDA ratio, measured quarterly and (e) a minimum EBITDA requirement. M&T acts as lender and administrative agent for additional lenders under the agreement. In connection with the new credit facility, we engaged M&T to syndicate the loan among additional potential lenders. We paid M&T a $250,000 fee for its syndication efforts. Under the terms of the engagement, M&T may modify the terms and conditions of the facility in order to successfully execute the syndication. As a result, our current facility may be refinanced prior to its maturity date although there can be no assurance that we will do so, or that we will be able to do so on favorable terms.

At December 30, 2006 our outstanding credit facility balance was $54.0 million consisting of the revolving credit facility and our term loans of $20.0 million and $34.0 million, respectively. Our available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was approximately $4.3 million at December 30, 2006, and net of outstanding letters of credit of $1.1 million was approximately $3.3 million at February 24, 2007.

We have implemented and are implementing initiatives to reduce the working capital required for our business including reducing inventory and installing a new credit platform. As discussed above, we are also exploring a possible sale of one or more of our assets to reduce bank debt and increase shareholder value.

As discussed above, we expect to be in default of our financial covenants as of March 31, 2007. Accordingly, we have reclassified our long-term debt as current liabilities as of the end of the fiscal 2006 in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor.

Summary of Cash Flows Data

	Fiscal year ended
	December 30, 2006	December 31, 2005
	(In thousands)
Cash provided (used) by Operating Activities	$3,276	$(577)
Cash used in Investing Activities	$(1,145)	$(27,450)
Cash (used) provided by Financing Activities	$(1,851)	$27,899
Net Increase (decrease) in Cash	$280	$(128)

Cash Flows Provided by Operations

During fiscal 2006 our net cash provided by operating activities was $3.3 million as compared to $577,000 net cash used in and $2.9 million net cash used by operating activities during the comparable period of fiscal 2005 and fiscal 2004, respectively. The increase in net cash provided by operating activities was primarily due to an improvement of $5.2 million in accounts receivable and inventories, offset in by decreases in accounts payables. The decrease in cash used by operations in fiscal 2005 was primarily due to a reduction in inventory levels resulting from improved merchandising and sell through. This decrease was offset primarily by an increase in accounts receivable from the fiscal 2005 acquisitions of Chambers Belt and Tommy Bahama Footwear, a decrease in deferred tax liabilities and earn-out payments of $2.8 million made in fiscal 2005 to current and former management, employees and owners of Royal Robbins.

The working capital deficit at the end of fiscal 2006 of $9.5 million reflects current liabilities of $70.0 million in excess of current assets of $60.5 million as compared to approximately $34.1 million of working capital at the end of fiscal 2005. The working capital deficit for fiscal 2006 primarily reflects the reclassification of $50.8 million of long term debt to current liabilities. Excluding the effects of long term debt reclassification our working capital would have been approximately $41.2 million.

The following sets forth the changes in working capital for the fiscal years ended:

	December 30, 2006	December 31, 2005	Increase (Decrease)
	(In Thousands)
Total Current Assets	$60,481	$61,989	$(1,508)

Total Current Liabilities	$70,010	$27,937	$42,073

Working Capital (Deficit)	$(9,529)	$34,052	$(43,581)

Our accounts receivables decreased $176,000 while our accounts receivable days sales outstanding, or DSO, increased from 65 days at year end fiscal 2005 to 80 days at year end fiscal 2006. The increase in DSO’s resulted in part from EDI system issues which have been substantially corrected as of March 1, 2007. Our DSO’s decreased 17 days from December 30, 2006 to 63 days at February 24, 2007 due to the reduction in past due accounts and increased credit collections. Inventories decreased $5.0 million due principally to increased sales and our inventory reduction initiatives. During fiscal 2006 and continuing into fiscal 2007 we have taken a number of steps to reduce the working capital required to run our business. This includes the reduction of inventory used in running our brands and converting to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs.

Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt), was 3.1 as compared to 2.2 at December 31, 2005. Current assets at the end of fiscal 2006 decreased $1.5 million from fiscal 2005.

The improvement in working capital at the end of fiscal 2005 compared to the end of fiscal 2004 was due to our acquisitions of Chambers Belt and Tommy Bahama Footwear in fiscal 2005. These acquisitions caused us to increase our long-term debt and caused increases in our year-end inventory and accounts receivable balances. Though our working capital increased year over year, our current ratio, the relationship of current assets to current liabilities, decreased to 2.2 at December 31, 2005 from 2.9 at January 1, 2005. Due to the seasonal inventory requirements of our newly acquired brands we experienced an increase in inventory levels at the end of fiscal 2005 in preparation for our spring season which resulted in a similar increase in accounts payable at December 31, 2005. Accounts receivable days outstanding increased from 58 days in fiscal 2004 to 65 days in fiscal 2005, reflective of extended payment terms historically offered by the Chambers Belt and Tommy Bahama Footwear.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections

Investing Activities. In fiscal 2006, our cash used in investing activities totaled $1.1 million compared to cash used in investing activities totaling $27.5 million in the comparable period of fiscal 2005. During fiscal 2006 cash used in investing activities was approximately $1.2 million for capital expenditures related to office equipment, computer hardware and software and machinery and equipment. In fiscal 2005, our cash used in investing activities totaled $27.5 million compared to cash used totaling $38.6 million in the comparable period of fiscal 2004. During fiscal 2005 and 2004 cash used in investing activities was primarily used for purchase price payments associated with the acquisitions of Chambers Belt and Tommy Bahama Footwear in 2005 and the acquisition of Altama in 2004.

For fiscal 2005, our capital expenditures were $1.3 million compared to $969,000 for fiscal 2004. For fiscal 2005, these capital expenditures consisted primarily of equipment needed to facilitate our growth, integration of recently acquired brands and the addition of a new roof for our Lexington finishing plant. For fiscal 2004, these capital expenditures consisted primarily of equipment needed to facilitate our growth and integration of recently acquired brands, office space and to increase our warehouse storage capacity.

For fiscal 2007, we anticipate capital expenditures may appropriate the spending rate of fiscal 2006, which will consist generally of new computer hardware and software, further development of an e-commerce platform for our brands and investment in new machinery and equipment for our manufacturing facilities to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2007 may differ from this estimate, due to, among other things, unforeseen needs to replace existing assets.

Financing Activities. For fiscal 2006, our net cash used by financing activities was $1.5 million compared to $27.9 million and $41.1 million provided from financing activities fiscal 2005 and fiscal 2004, respectively. The cash used in fiscal 2006 was due primarily to the repayment of long term debt. The cash provided in fiscal 2005 was due to increased levels of borrowings made to fund the acquisitions of Chambers Belt and Tommy Bahama Footwear. The cash provided in fiscal 2004 was primarily due to our follow-on stock offering completed during the third quarter of fiscal 2004 and the proceeds from borrowings made on our revolving line of credit and notes payable, partially offset by notes payable payments made, which we used to fund the acquisition of Altama.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Contractual Obligations

The following table summarizes our contractual obligations at December 30, 2006 and the effects we expect such obligations to have on liquidity and cash flow in future periods.

	Payments Due by Period
	( In thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$53,966	$53,966	$—	$—	$—
Operating leases	4,162	1,238	1,861	1,053	10
Potential earn-out payments(2)	3,000	3,000	—	—	—
Consulting and non-competition agreements	3,241	1,400	1,649	190	2
Minimum royalty payments	11,372	2,016	3,739	4,465	1,152
Employment agreements	4,284	1,127	1,597	1,040	520

(1)	On November 13, 2006, the Company and M&T entered into a First Lien Senior Secured Credit Facility Agreement, (The “First Lien Agreement”), to modify the Amended and Restated Credit Facility Agreement dated August 4, 2005. The First Lien Agreement reduces the availability from $63 million to $62 million. The First Lien Agreement consists of a Revolving Credit Facility (“Revolver”) with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A (“Term A”) of $24 million and a $10 million First Lien Term Loan B (“Term B”).

We were in default of financial covenants under the First Lien Agreement as of December 30, 2006. We obtained a waiver from M&T with respect to these violations on March 30, 2007. Without further modification, we anticipate that we will be in default of these same financial covenants as of the end of its first fiscal quarter ended March 31, 2007. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor (“EITF 86-30”), the Company reclassified its long-term debt as current liabilities as of the end of its 2006 fiscal year.

(2)

In connection with our acquisition of Chambers Belt, we agreed to pay as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2006 and 2007, respectively, so long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers Division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with our other brands. The $2.0 million represents management’s current estimate of the potential earn-out cash payments the Company may be required to pay. Actual payments may vary from these estimated amounts.

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

Accounts receivable. We maintain allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, and any claims customers may have for merchandise. We initially record a provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, our management considers the age of the accounts receivable, our historical write-offs, and the credit-worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provisions for doubtful accounts may be required. At December 30, 2006, our gross trade accounts receivable balance was $22.9 million and our allowance for doubtful accounts, sales allowances and returns was $2.1 million.

Inventory. We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 30, 2006, inventories were $33.8 million and our inventory obsolescence reserve was $1.6 million.

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

Goodwill and Intangible Assets. Certain of our identifiable intangible assets, including non-compete agreements and customer lists, are being amortized on the straight-line method over their estimated useful lives, which range from 2 to 12 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Among other considerations, we consider the following factors:

•	the assets’ ability to continue to generate income from operations and positive cash flow in future periods;

•	our future plans regarding utilization of the assets;

•	changes in legal ownership or rights to the assets; and

•	changes in consumer demand or acceptance of the related brand names, products or features associated with the assets.

Goodwill and unamortizable intangible are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and other unamortizable intangible assets are assessed for impairment using fair value measurement techniques.

For unamortizable intangible assets other than goodwill, the impairment test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In valuing our goodwill, unamortizable intangibles and intangibles-net, we used the income approach. Under this approach, the values of the assets are calculated based on the present value of estimated discounted future cash flows.

In performing our impairment test we determined that the carrying value of certain goodwill, unamortizable intangible and intangible assets-net associated with our Premium Footwear and Military Boot segments exceeded their estimated fair values. Consequently, we recorded impairment charges of $23.5 million for the year ended December 30, 2006.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of our segments with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

We determined in accordance with SFAS No. 142 that our segments meet the criteria for aggregation and therefore performed its analysis at the operating segment level. The fair value of its segments was determined using the income method. Under the income approach, the fair value of a segment is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses our estimates of revenue for the segments, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.

In performing the fiscal 2006 annual test, we assumed an income tax rate of 40% for all segments and a discount rate of 17% for Footwear and Apparel, 16.4% discount rate for Premium Footwear, a 17% discount rate for Military Boots and a 17% discount rate for Accessories and for all segments. We assumed the following long-term sales growth rates for each of the segments: Footwear and Apparel 6.1%; Premium Footwear 5.0%; Military 7.0% and Accessories 8.4%.

Because the trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was indication that one or more of our segments would fail the first step of the goodwill impairment test. In performing the first step of the goodwill impairment test, we determined that there was an indicator of impairment in the Premium Footwear and Military Boot segments, because the carrying value of each of these segments exceeded their estimated fair value. The excess of the carrying value over the estimated fair value of the Premium Footwear and Military Boot segments was primarily due to a higher level of discounted and close out product sale from the Premium Footwear segment and Military segment’s increased manufacturing costs associated with lower production levels and sales of other military spec boot which generated lower margins than our commercial boot business contributed in part to lower than expected future cash flows.

In performing the second step of the goodwill impairment test, we allocated the estimated fair values of the Premium Footwear and Military Boot segments determined in step one of the impairment test, to the assets and liabilities of the respective segments in accordance with SFAS No. 141 “Business Combinations”. We measured the impairment for the segments to be $6.6 million for Premium Footwear and $16.9 million for Military Boots.

Determining the fair value of a segment under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a segment under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. Our estimates of fair value utilized in goodwill, unamortizable intangibles and intangible assets-net tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, technological change, economic conditions, or changes to our business operations. Such changes may result in impairment charges recorded in future periods.

We evaluated the remaining useful lives of its intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. We determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

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

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We will adopt FIN No. 48 on January 1, 2007 and is currently assessing the impact, if any, of implementing FIN No. 48 on its financial position, operating results and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

We understand that early application of the guidance in SAB No. 108 is encouraged in any filing for an interim period of the first fiscal year ending after November 15, 2006. We further understand in the event that the cumulative effect of application of the guidance in SAB No. 108 is first reported in an interim period other than the first interim period of the first fiscal year ending after November 15, 2006, previously filed interim reports need not be amended. However, SAB No. 108 states that comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. The application of SAB 108 did not have an effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate changes primarily as a result of our revolving line of credit and term loans, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolving line of credit and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 30, 2006, we had $54.0 million in outstanding borrowings under our credit facility. A 1.0% increase in interest rates on our current borrowings would have had a $540,000 impact on earnings before income taxes. We do not enter into derivative or interest rate transactions for speculative purposes.

As a majority of our purchasing commitments are denominated in U.S. dollars and all of our sales are denominated in U.S. dollars, we were not significantly exposed to fluctuations in foreign currency rates during fiscal 2006. In January of 2006, we established an operating presence in Canada and began selling our product into the Canadian market. As the volume of transactions in a foreign currency was relatively low in fiscal 2006, we do not expect to experience significant exposure to foreign currency risk in fiscal 2007.

Item 8.	Financial Statements and Supplemental Data

Financial Statements and the Reports of Independent Registered Public Accountants are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15 of this Annual Report.

Summarized Quarterly Data (Unaudited)

	Fiscal Year 2006 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except share data)
Net sales	$40,342	$34,871	$36,453	$28,923	$140,589
Gross Profit	15,703	13,177	13,134	6,475	48,489
Net earnings (loss)	3,030	(342)	343	(23,409)	(20,378)
Earnings (loss) per Common Share:(1)
Basic	$0.38	$(0.04)	$0.04	$(2.95)	$(2.58)
Diluted	$0.37	$(0.04)	$0.04	$(2.95)	$(2.58)

	Fiscal Year 2005 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Net sales	$26,400	$15,353	$34,275	$33,161	$109,189
Gross Profit	10,558	5,872	12,540	12,397	41,367
Net earnings (loss)	1,181	(1,041)	980	71	1,191
Earnings (loss) per Common Share:(1)
Basic	$0.16	$(0.14)	$0.12	$0.01	$0.15
Diluted	$0.15	$(0.14)	$0.12	$0.01	$0.15

(1)	Earnings per share are computed individually for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not necessarily equal the total for the year.

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

Item 9A	Controls and Procedures

Evaluation of Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Form 10-Q for the period ended September 30, 2006 stated that a material weakness existed in our internal control over financial reporting due to inadequate resources in our accounting and financial reporting group, and, as a result, our disclosure controls and procedures were ineffective as of that date. This was a condition that existed as of December 31, 2005 and initially disclosed in our Annual Report on Form 10-K for that period. As of the end of the period covered by this report, the Company’s CEO and its CFO have concluded that the Company’s ongoing remediation efforts (as described below) resulted in control enhancements which have operated for an adequate period of time to demonstrate operating effectiveness.

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

Changes in Internal Control Over Financial Reporting

The Company’s CEO and CFO determined that, as of December 31, 2005, a material weakness existed in its internal control over financial reporting that consisted of inadequate resources in its accounting and financial reporting group. The Company’s auditors reported this material weakness following the conclusion of their audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2005. Based on these conditions, there was more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected. The Company’s management and auditors believe that the material weakness arose as a result of the significant acquisitions it completed in 2004 and 2005.

The Company’s CEO and CFO believe that, as of December 30, 2006, the Company has effectively executed its remediation plans that were established to address the material weakness in its internal controls surrounding the inadequate resources in its accounting and financial reporting group. The following remedial actions were undertaken and completed:

•	During the second quarter of fiscal 2006 it hired a Manager of SEC Reporting, Manager of Credit and several individuals in the accounting and financial reporting functions.

•	The Company reviewed the organizational structure of our accounting and financial group and realigned the duties and responsibilities to facilitate compliance with its financial reporting obligations.

The aforementioned changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2006 materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Reports of Independent Registered Public Accounting Firm—Grant Thornton, LLP and Deloitte & Touche, LLP

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Operations

4.	Consolidated Statements of Stockholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (See (c) below)

(3)	Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000 (incorporated by reference to exhibit 10.4 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)). *

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*

10.8	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.9	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.10	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.11	Amendment dated September 23, 2005 to the award/contract by and between The Defense Supply Center Philadelphia and Altama Delta Corporation dated September 23, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Employment Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.15	Employment Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.16	Employment Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.17	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.18	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.19	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.21	Credit Facility Agreement by and between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 29, 2005 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.22	Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	Amended and Restated Credit Facility Agreement Amendment No. 1 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for January 5, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Amended and Restated Credit Facility Agreement Amendment No. 2 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated January 31, 2006 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Amended and Restated Credit Facility Agreement Amendment No. 3 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated February 28, 2006 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Amended and Restated Credit Facility Agreement Amendment No. 4 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 31, 2006 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Covenant Waiver — Amendment No. 5 to Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 29, 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Amended and Restated Credit Facility Agreement Amendment No. 6 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated April 26, 2006 (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 2, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Amended and Restated Credit Facility Agreement Amendment No. 7 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 1, 2006 (incorporated by reference to Exhibit 10.4 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Amended and Restated Credit Facility Agreement Amendment No. 8 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 30, 2006 (incorporated by reference to Exhibit 10.5 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Amended and Restated Credit Facility Agreement Amendment No. 9 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated August 1, 2006 (incorporated by reference to Exhibit 10.6 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Amended and Restated Credit Facility Agreement Amendment Number 10 dated as of September 15, 2006 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 20, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Amended and Restated Credit Facility Agreement Amendment Number 11 dated as of October 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 18, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Amended and Restated Credit Facility Agreement dated as of November 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 16, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.37	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.39	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.40	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Confidential Severance Agreement and General Release dated as of May 10, 2006 between Phoenix Footwear Group, Inc. and Richard E. White (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)

10.42	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.43	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte Touche, LLP

24	Power of Attorney

31.1	Certification of James R. Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

	Sales Allowances and Allowance for Doubtful Accounts	Allowance for Sales Returns	Reserve for Obsolete Inventory
	( In thousands)
Balance, December 27, 2003	$814	$212	$878
Provision	347	307	1,100
Write-off, disposal, costs, and other	(105)	(8)	(1,096)

Balance, January 1, 2005	1,056	511	882

Provision	362	232	2,252
Write-off, disposal, costs, and other	(305)	(543)	(2,043)

Balance, December 31, 2005	1,113	200	1,091

Provision	1,228	5,166	2,025
Write-off, disposal, costs, and other	(946)	(4,653)	(1,511)

Balance, December 30, 2006	$1,395	$713	$1,605

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/S/ JAMES R. RIEDMAN
James R. Riedman, Chairman of the Board, President and Chief Executive Officer

Date: April 5, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James R. Riedman James R. Riedman	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 5, 2007

/s/ Kenneth E. Wolf Kenneth E. Wolf	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	April 5, 2007

/s/ Steven M. DePerrior* Steven M. DePerrior	Director	April 5, 2007

/s/ Robert A. Gunst* Robert A. Gunst	Director	April 5, 2007

/s/ Gregory M. Harden* Gregory M. Harden	Director	April 5, 2007

/s/ John C. Kratzer* John C. Kratzer	Director	April 5, 2007

/s/ Wilhelm Pfander* Wilhelm Pfander	Director	April 5, 2007

/s/ Fredrick R. Port* Fredrick R. Port	Director	April 5, 2007

/s/ John M. Robbins* John M. Robbins	Director	April 5, 2007

*By:	/s/ James R. Riedman
(James R. Riedman, Attorney in Fact)

PHOENIX FOOTWEAR GROUP, INC.

Index to Consolidated Financial Statements as of December 30, 2006, and December 31, 2005 and for Each of the Three Years in the Period Ended December 30, 2006, December 31, 2005 and January 1, 2005

SCHEDULE

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.:

We have audited the consolidated balance sheets of Phoenix Footwear Group, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2006 and December 31, 2005 and the consolidated results of its operations and its consolidated cash flows for each of the years ended December 30, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $20,378,000 for the year ended December 30, 2006 and the Company has a deficit in working capital of $9,529,000 at December 30, 2006. Also, the Company did not meet the financial covenants under its credit agreement as of December 30, 2006 and will not meet the covenants as of March 31, 2007. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation of Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. For the years ended December 30, 2006 and December 31, 2005, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, Phoenix Footwear Group, Inc. adopted No. SFAS 123 (revised 2004), “Share Based Payment,” using the modified prospective method.

Grant Thornton LLP

Los Angeles, California

March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Phoenix Footwear Group, Inc. and subsidiaries (the “Company”) for the year ended January 1, 2005. Our audit also included the financial statement schedule for the year ended January 1, 2005 listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Phoenix Footwear Group, Inc. and subsidiaries for the year ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended January 1, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

San Diego, California

March 31, 2005

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2006 AND DECEMBER 31, 2005

(In thousands, except for share data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$846	$566
Accounts receivable (less allowances of $2,108 and $1,313 in 2006 and 2005, respectively)	20,832	21,803
Inventories (less provision of $1,605 and $1,091 in 2006 and 2005, respectively)	32,189	37,232
Other current assets	2,617	1,604
Income tax receivable	2,503	311
Deferred income tax asset	1,494	473

Total current assets	60,481	61,989
PLANT AND EQUIPMENT — Net	4,371	4,538
OTHER ASSETS:
Goodwill	19,352	35,976
Unamortizable intangibles	13,983	22,992
Intangible assets, net	9,195	12,082
Other assets — net	50	1,314

Total other assets	42,580	72,364

TOTAL ASSETS	$107,432	$138,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable — current	$53,966	$9,425
Accounts payable	8,561	13,215
Accrued expenses	6,347	3,752
Other current liabilities	1,054	1,466
Income taxes payable	82	79

Total current liabilities	70,010	27,937
OTHER LIABILITIES:
Notes payable — noncurrent	—	25,025
Notes payable — line of credit	—	21,091
Other long-term liabilities	1,419	2,685
Deferred income tax liability	4,159	8,129

Total other liabilities	5,578	56,930

Total liabilities	75,588	84,867
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,383,000 and 8,367,000 shares issued in 2006 and 2005, respectively	84	84
Additional paid-in-capital	45,921	45,520
Accumulated (deficit); retained earnings	(10,884)	9,494
Accumulated other comprehensive loss	(18)	(4)

	35,103	55,094
Less: Treasury stock at cost, 459,000 and 378,000 shares in 2006 and 2005, respectively	(3,259)	(1,070)

Total stockholders’ equity	31,844	54,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,432	$138,891

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 and JANUARY 1, 2005

(In thousands, except per share data)

	2006	2005	2004
Net sales	$140,589	$109,189	$76,386
Cost of goods sold	92,100	67,822	44,802

Gross profit	48,489	41,367	31,584
Operating expenses:
Selling, general and administrative expense	45,418	35,089	25,610
Non-cash intangible impairment charges	23,499	—	—
Other (income) expense — net	(539)	617	113

Total operating expenses	68,378	35,706	25,723

Operating (loss) income	(19,889)	5,661	5,861
Interest expense	5,968	3,495	888

(Loss) earnings before income taxes	(25,857)	2,166	4,973
Income tax (benefit) expense	(5,479)	975	1,990

Net (loss) earnings	$(20,378)	$1,191	$2,983

(Loss) earnings per share:
Basic	$(2.58)	$0.15	$0.51
Diluted	$(2.58)	$0.15	$0.48

Net (loss) earnings	$(20,378)	$1,191	$2,983
Other comprehensive loss, net of tax foreign currency translation adjustment	(14)	(4)	—

Comprehensive (loss) income	$(20,392)	$1,187	$2,983

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005, AND JANUARY 1, 2005

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
BALANCE — December 27, 2003	5,061	$51	$11,190	$5,320	(603)	$(1,574)	$—	$14,987
Issuance of common stock	100	—	260	—	—	—	—	260
Purchases of treasury stock	—	—	—	—	(15)	(100)	—	(100)
Allocation of shares in Company sponsored defined contribution plan	—	—	560	—	114	294	—	854
Issuance of common stock in connection with acquisitions	2,697	27	30,675	—	—	—	—	30,702
Net earnings-2004	—	—	—	2,983	—	—	—	2,983

BALANCE — January 1, 2005	7,858	78	42,685	8,303	504)	(1,380)	—	49,686

Issuance of common stock	135	2	327	—	—	—	—	329
Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $244	—	—	381	—	126	310	—	691
Issuance of common stock in connection with acquisitions	374	4	1,996	—	—	—	—	2,000
Tax benefit of options exercised	—	—	131	—	—	—	—	131
Comprehensive loss	—	—	—	—	—	—	(4)	(4)
Net earnings-2005	—	—	—	1,191	—	—	—	1,191

BALANCE — December 31, 2005	8,367	84	45,520	9,494	378)	(1,070)	(4)	54,024

Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $142	—	—	200	—	116	311	—	511
Purchase price adjustment for return of shares	—	—	—	—	(197)	(2,500)	—	(2,500)
Issuance of common stock	16	—	50	—	—	—	—	50
Effect of accounting for share based compensation	—	—	151	—	—	—	—	151
Comprehensive loss	—	—	—	—	—	—	(14)	(14)
Net loss-2006	—	—	—	(20,378)	—	—	—	(20,378)

BALANCE — December 30, 2006	8,383	$84	$45,921	$(10,884)	(459)	$(3,259)	$(18)	$31,844

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 and JANUARY 1, 2005

(In thousands)

	2006	2005	2004
NON-CASH AMORTIZATION OF CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(20,378)	$1,191	$2,983
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,515	2,283	1,219
Provision for losses on accounts receivable	795	362	203
Deferred income taxes	(4,770)	(1,352)	(313)
Allocation of shares in defined contribution plan	511	691	854
Loss (Gain) on sale of property and equipment	159	(16)	—
Non-cash share-based compensation	151	—	—
Non-cash intangible impairment charges	23,499	—	—
Non-cash debt issuance cost amortization	352	356	—
Changes in assets and liabilities (net of effect of acquisitions):
(Increase) decrease in:
Accounts receivable	176	(3,286)	(1,039)
Inventories	5,043	(202)	(9,320)
Other receivable	71	784	(338)
Other current assets	58	(1,303)	(267)
Other non current assets	(121)	(2,626)	92
Income taxes receivable	(2,192)	2,459	—
Increase (decrease) in:
Accounts payable	(4,654)	605	2,169
Accrued expenses	2,594	48	1,936
Other long-term liabilities	(536)	(781)	(987)
Income taxes payable	3	210	(111)

Net cash provided by (used in) operating activities	3,276	(577)	(2,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,171)	(1,256)	(969)
Proceeds from disposal of property and equipment	26	21	—
Acquisitions, net of cash acquired	—	(26,215)	(37,581)

Net cash used in investing activities	(1,145)	(27,450)	(38,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable – line of credit	70,266	36,874	5,394
Proceeds from notes payable	—	35,000	10,000
Repayments of notes payable and line of credit	(71,853)	(43,035)	(2,534)
Issuance of common stock	50	329	28,436
Purchases of treasury stock	—	—	(100)
Debt issuance costs	(314)	(1,269)	(91)

Net cash (used in) provided by financing activities	(1,851)	27,899	41,105

NET INCREASE (DECREASE) IN CASH	280	(128)	(364)
CASH AND CASH EQUIVALENTS — Beginning of year	566	694	1,058

CASH AND CASH EQUIVALENTS — End of year	$846	$566	$694

The accompanying notes are an integral part of these consolidated financial statements.

	2006	2005	2004
	(In thousands, except per share data)
SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$5,348	$3,435	$853
Income taxes	$1,728	$1,043	$3,532
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2006, the Company returned 196,967 shares of common stock to treasury stock as a result of the Altama settlement.	$(2,500)	—	—
In 2006, adjustment to reduce deferred tax liability as a result of the Altama settlement.	$221	—	—
In 2005, the Company issued 374,462 shares of common stock in connection with its acquisition of Chambers Belt.	—	$2,000	—
In 2004, the Company issued 196,967 shares of common stock in connection with its acquisition of Altama.	—	—	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Phoenix Footwear Group, Inc. (the “Company”) is engaged primarily in the import and sale of men’s and women’s leisure footwear, apparel and accessories and the manufacturing of military footwear and combat boots for civilian use. Sales of the Company’s men’s and women’s footwear, apparel and accessories and its commercial combat boots are made principally to retailers in the United States. Sales of the Company’s military footwear are made principally to the U.S. Department of Defense (“DoD”). During 2002 the Company changed its name from Daniel Green Company to Phoenix Footwear Group, Inc.

On August 4, 2005, the Company acquired substantially all of the assets of The Paradise Shoe Company, LLC (“Tommy Bahama Footwear”) exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands for approximately $6.3 million in cash. The Company funded the cash portion of the purchase price through an amendment to the credit facility by increasing its borrowing capacity to $63.0 million including a $7.0 million bridge loan. The results of Tommy Bahama’s operations have been included in the consolidated financial statements since the date of acquisition (see Note 8). On November 13, 2006 the Company and its bank agreed to modify the credit facility which resulted in the conversion of the bridge loan into a term loan maturing in 15 months (see Note 9).

On June 29, 2005, the Company acquired substantially all of the assets of Chambers Belt Company (“Chambers”) for approximately $21.7 million, plus contingent earn-out payments subject to Chambers meeting certain post-closing sales targets. As part of the transaction, the Company incurred approximately $1.7 million in acquisition related expenses and entered into a five-year, $3.0 million non-compete agreement with four Chambers stockholders. The Company paid the purchase price by delivery of $19.7 million in cash, and 374,462 shares of common stock then valued at $2.0 million. The Company funded the cash portion of the purchase price through an $18.6 million increase in its credit facility and cash from operations. The results of Chambers’ operations have been included in the consolidated financial statements since the date of acquisition (see Note 8).

On July 19, 2004, the Company purchased all of the outstanding capital stock of Altama Delta Corporation (“Altama”) for approximately $37.8 million, excluding acquisition related expenses of $740,000. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock then valued at $2.5 million. Altama has manufactured military footwear for the DoD for 38 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets. The results of Altama’s operations have been included in the consolidated financial statements since the date of acquisition (see Note 8).

On October 31, 2003, the Company acquired Royal Robbins, Inc. (“Robbins”) through the purchase of all the outstanding shares of Robbins, a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock valued at $500,000 and $406,000 in acquisition related expenses, plus potential contingent earn-out cash payments. The potential contingent earn-out payments equal 25% of the Royal Robbins product line’s gross profit over the 12 month periods ended May 31, 2004 and 2005, respectively, so long as minimum gross profit thresholds are achieved. In June 2004 in connection with this earn-out agreement the Company paid $2.0 million relating to the results achieved for the 12-month period ended May 31, 2004. In June 2005 in connection with this earn-out agreement the Company paid $2.8 million relating to the results achieved for the 12-month period ended May 31, 2005. Robbins is engaged in the import and sale of casual and outdoor apparel. The results of Robbins’ operations have been included in the consolidated financial statements since the date of acquisition.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company acquired H.S. Trask & Co. (“Trask”) on August 7, 2003 through the purchase of all the outstanding shares of Trask, a Bozeman, Montana based footwear company, for an aggregate purchase price of $6.4 million, including $2.9 million in cash, 699,980 shares of common stock valued at $3.2 million and $343,000 in acquisition related expenses. Trask is a provider of men’s dress and casual footwear. The results of Trask’s operations have been included in the consolidated financial statements since the date of acquisition

On December 28, 2001, the Company sold its Daniel Green and L.B. Evans slipper brands to an unrelated third party for approximately $4.8 million. The recorded value of the net assets sold was approximately $3.6 million which included inventory, related other assets and a related liability. The sale price included guaranteed, minimum royalty payments at a present value at the date of sale of approximately $1.7 million. At January 1, 2005, the balance due to the Company for the minimum royalty totaled approximately $817,000. On February 24, 2005 the Company agreed to receive a lump sum payment of $817,000 in place of the minimum royalty payments. This payment was received on March 1, 2005.

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

ACCOUNTING PERIOD — Effective January 1, 2003, the Company changed its year-end to a fiscal year that is the 52- or 53-week period ending the Saturday nearest to December 31st. The Company’s annual accounting period ends on the Saturday nearest to December 31. The Company refers to the fiscal year ended January 1, 2005 as “fiscal 2004,” to the fiscal year ending December 31, 2005 as “fiscal 2005,” and the fiscal year ending December 30, 2006 as “fiscal 2006”.

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

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES — The Company’s final option year in its contract with the U.S. Department of Defense (“DoD”) to manufacture mil-spec boots, expired September 30, 2006 at the end of the final option year according to its terms. In August, 2006, the Company submitted a bid for a new five-year solicitation posted by the DoD for hot weather combat boots with corresponding awards expected to be made in during the first half of fiscal 2007. There is no assurance the Company will receive an award. If the Company does not receive an award from this solicitation, the Company’s military boot business would be adversely affected for several years and the carrying value of certain assets for this segment could be

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

further impaired. The Company believes it is at least reasonably possible that a material change could occur in the near term. As of December 30, 2006, assets that could be adversely affected related to goodwill, intangible assets and property, plant and equipment, net totaled $6.7 million, $9.3 million and $1.8 million, respectively. The Company’s sales to the DoD comprise a significant part of total net sales for its military boot business. These sales were $12.5 million or 57% and $13.6 million or 59% of the Company’s total net sales for the segment in fiscal 2006 and fiscal 2005.

ACCOUNTS RECEIVABLE, net — The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer credit-worthiness. The Company maintains an allowance for estimated doubtful accounts based on its historical experience and the customer credit issues identified. The Company monitors collections regularly and adjusts the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, the Company records the respective amount as a charge against its allowance for doubtful accounts. At December 30, 2006, the Company’s gross trade accounts receivable balance was $22.9 million, its allowance for doubtful accounts and sales allowances was $1.4 million and its allowance for sales returns was $713,000. At December 31, 2005 the Company’s gross trade accounts receivable balance was $23.1 million, its allowance for doubtful accounts and sales allowances was $1.1 million and its allowance for sales returns was $200,000.

INVENTORIES, net — Inventories are stated at the lower of cost or market net of reserve for obsolescence. Cost is determined on a first-in, first-out basis. The reserve for obsolete inventory was $1.6 million and $1.1 million as of December 30, 2006 and December 31, 2005, respectively.

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

OTHER ASSETS — Other assets consist primarily of deferred financing costs which are being amortized over the term of the related debt instruments. Amortization expense associated with deferred financing costs is recorded as interest expense in the statement of operations and totaled $352,000 and $356,000 in fiscal 2006 and 2005, respectively. Accumulated amortization as of fiscal 2006 and 2005 totaled $717,000 and $365,000, respectively.

GOODWILL — Effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 discontinues the practice of amortizing goodwill and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered.

Goodwill and unamortizable intangible assets are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and unamortizable intangible assets are assessed for impairment using fair value measurement techniques.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For Goodwill and intangible assets, the impairment test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In valuing its goodwill and intangible assets, the Company uses the income method. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses the Company’s estimates of revenue for the segments, driven by assumed market growth rates and estimated costs as well as appropriate discount rates.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company’s segments with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

If the carrying amount of the reporting segment exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting segment’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting segment is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The Company recorded a $23.5 million impairment of goodwill and intangible assets for the fiscal year 2006. There was no impairment identified for fiscal 2005 or 2004.

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

REVENUE RECOGNITION — Revenues are recognized when products are shipped, as all risk of loss transfers to the Company’s customer upon shipment except as noted below related to sales to the DoD. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded. Actual discounts, returns and other allowances totaled $10.2 million, $6.8 million and $4.8 million during fiscal 2006, 2005 and 2004, respectively. All United States government combat boot production contracts are at a fixed price with multi-year options exercisable at the discretion of the government. The Company’s current boot contract requires a bill and hold procedure. Under bill and hold, the government issues a specific boot production order which, when completed and ready for shipment, is inspected and accepted by the government’s Quality Assurance Representative, thereby transferring ownership to the government. After inspection and acceptance, the Company invoices, receives payment from the government, and warehouses and distributes the related boots against government requisition orders. The government owned inventory is segregated in the Company’s warehouse.

SHIPPING AND HANDLING FEES AND COSTS — In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “ Accounting for Shipping and Handling Fees and Costs,” costs billed to customers

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to shipping and handling costs incurred in delivering product to the customer are included in net sales. Related costs incurred are included in cost of goods sold. Shipping and handling costs incurred in bringing finished products or raw materials to our warehouse are capitalized as part of inventory. Costs associated with our own distribution and warehousing are recognized as expense as incurred and are included in selling, general and administrative expenses.

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

RESEARCH AND DEVELOPMENT COSTS — Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $2.6 million in fiscal 2006, $1.8 million in fiscal 2005 and $759,000 in fiscal 2004 and are included in selling, general and administrative expenses.

ADVERTISING PROGRAMS — The Company expenses advertising costs as incurred. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. The Company participates in certain qualified cooperative advertising programs to reimburse a portion of certain advertising and marketing costs that customers may incur. Advertising and marketing costs that qualify for reimbursement include the cost of mailing catalogues or placing an advertisement in newspapers, magazines, and television and radio programs. The Company recognizes advertising costs associated with these programs in accordance with EITF 01-9 Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products. To qualify for reimbursement under the program the customer is required to provide proper supporting documents that detail the type of advertisement being placed and the specific cost to place the advertisement. As supported by these documents, the Company receives a separate identifiable benefit that has an estimable fair value and therefore, the Company recognizes these costs as an advertising expense. The Company’s portions of the costs incurred are recognized in selling, general and administrative expenses in the period when the catalogue is mailed or when the advertisement is first placed. The amounts charged to expense related to cooperative advertising programs were $382,000 in fiscal 2006, $361,000 in fiscal 2005 and $281,000 in fiscal 2004 and are included in selling, general and administrative expenses. Including amounts charged to cooperative advertising programs, the Company charged to expense, advertising costs of $2.2 million in fiscal 2006, $1.9 million in fiscal 2005 and $2.4 million in fiscal 2004.

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

PER SHARE DATA — In addition to shares held by the public, the Company’s defined contribution 401(k) savings plan held approximately 243,000 and 359,000 shares as of December 30, 2006 and December 31, 2005, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for the purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven year period which commenced in 2002 (See

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7). A basic net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted net earnings per share is calculated by dividing net earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period.

A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share is presented below.

	2006	2005	2004
	(In thousands, except per share data)
Basic net earnings per share:
Net (loss) earnings	$(20,378)	$1,191	$2,983

Weighted average common shares outstanding	7,911	7,760	5,794
Basic net (loss) earnings per share	$(2.58)	$0.15	$0.51

Diluted net (loss) earnings per share:
Net (loss) earnings	$(20,378)	$1,191	$2,983

Weighted average common shares outstanding	7,911	7,760	5,794
Effect of stock options outstanding	—	369	483

Weighted average common and potential common shares outstanding	7,911	8,129	6,277
Diluted net (loss) earnings per share	$(2.58)	$0.15	$0.48

Options and performance stock rights, to purchase shares of common stock which totaled 1,067,000, 580,000 and 332,500 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

CONCENTRATION OF CREDIT RISK — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash is maintained with major high-quality international banks. The Company maintains cash in bank accounts in excess of FDIC insured limits. Such cash totaled approximately $564,000 at December 30, 2006. The Company maintains offshore bank accounts with certain high-quality international banks, these accounts totaled approximately $282,000 at December 30, 2006. The Company believes no significant concentration of credit risk exists with respect to these cash balances. The Company monitors its exposure for credit losses on all receivables and maintains allowances for anticipated losses. Five of the Company’s largest customers in the aggregate constituted 39.8% and 45% of trade accounts receivable outstanding at December 30, 2006 and December 31, 2005, respectively. Two of the Company’s largest customers in the aggregate constituted 25.6% of trade accounts receivable outstanding at December 30, 2006. The Company’s inability to collect on its trade accounts receivable from any of its major customers could adversely affect the Company’s business or financial condition

FAIR VALUE OF FINANCIAL INSTRUMENTS — The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the short-term nature of the instruments. The fair value of long-term debt instruments approximates their recorded values primarily due to interest rates approximating current rates available for similar instruments.

STOCK-BASED COMPENSATION — On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), the Company measures the cost of employee services received in exchange for an award of

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

Fiscal year Ended December 30, 2006
( In thousands)
Selling, general and administrative	$151

Pre-tax stock-based compensation expense	151
Income tax benefit	(23)

Total stock-based compensation expense	$128

The Company did not grant stock option awards or modify any outstanding stock options during the fiscal year ended December 30, 2006. The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at December 30, 2006 is $145,000 and the estimated weighted-average period of time over which this cost will be recognized is 1.4 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits in fiscal 2006 that have been credited to additional paid-in capital.

The fair value of stock options at the date of grant was estimated using the Black-Scholes model. The expected life of employee stock options was determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate was based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility was based on the historical volatilities of the Company’s Common Stock.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option transactions during fiscal 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share and contractual life data)
Options outstanding December 31, 2005	1,163	$7.50

Granted	—	—
Exercised	(16)	3.63
Canceled	(479)	8.37

Options outstanding December 30, 2006	668	$7.00	6.3	$177

Options exercisable December 30, 2006	582	$7.16	6.0	$177

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the fiscal year 2006 were $50,000, $0 and $47,000, respectively. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During fiscal 2006 there were no stock options granted.

The Company’s Board of Directors approved the issuance of 260,000 Performance Stock Rights to Directors and certain officers and executive managers of the Company, subject to the approval of a form of award agreement by its Compensation Committee. The form of the awards agreement was approved by the Compensation Committee during September 2006.

The outstanding Stock Rights have an expected life of approximately 2.4 years. The Stock Rights that could vest upon achievement of the performance targets at December 30, 2006 total 399,000 shares. The Company will recognize compensation expense based on the fair value of the Stock Rights upon cliff-vesting. There was no compensation expense recorded in fiscal 2006 and 2005 as the performance criteria was not met. The Company deems Stock Rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The following table summarizes Performance Based Stock Rights issued as of December 30, 2006:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 31, 2005	33

Granted	396
Exercised	—
Cancelled	(30)

Stock Rights outstanding December 30, 2006	399	$1,753

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123,” the Company’s net earnings and earnings per share would have been:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended January 1, 2005
	(In thousands, except per share data)
Net earnings, as reported	$1,191	$2,983

Add/Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,581)	(1,256)

Pro forma net (loss) gain	$(390)	1,727
Earnings (loss) per common share:
Basic — as reported	$0.15	$0.51
Basic — pro forma	$(0.05)	$0.30

Diluted — as reported	$0.15	$0.48
Diluted — pro forma	$(0.05)	$0.28

Under SFAS No. 148, the fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended January 1, 2005
Dividend yield	0%	0%
Expected volatility from stock	45.1%	45.5%
Risk free interest rates	2.75%	4.13%
Expected lives	6 years	9.2 years

On February 24, 2005, the Board of Directors approved the accelerated vesting of options to acquire 440,333 shares of common stock held by employees and non-employee directors that would have otherwise vested over the next three years. All options that were accelerated as of February 24, 2005 had exercise prices in excess of the market price of our common stock on that date. The primary purpose of the acceleration of vesting of these options was to eliminate the future compensation expense that the Company would have otherwise been required to recognize in its consolidated statement of operations with respect to these options once the revised FASB Statement No. 123, Accounting for Stock-Based Compensation, became effective for reporting periods beginning in January 2006. As a result of the acceleration, the Company avoided recognition of approximately $2.5 million of compensation expense over the course of the original vesting period of these options.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FOREIGN CURRENCY TRANSLATION — The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive loss within stockholders’ equity. At December 30, 2006 and December 31, 2005 cumulative translation losses were $18,000 and $4,000, respectively.

RECLASSIFICATIONS — Certain reclassifications have been made to the 2005 financial statements to conform to the classifications used in 2006.

2.    GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 30, 2006, the Company was not in compliance with the financial covenants under its credit agreement. The Company received a waiver for financial covenant defaults which existed as of December 30, 2006. However, the Company expects that it will not meet certain of these financial covenants during 2007, including as of the end of the first quarter of 2007. The Company is discussing with its bank a waiver and amendment of the financial covenants to align with its expected financial performance during fiscal 2007. If the Company is not successful in obtaining the amendment and waiver, it will seek to refinance the defaulted debt on new terms. In addition, the Company has implemented and is implementing initiatives to reduce working capital requirements for its business and exploring a possible sale of one or more of its assets. If a refinancing cannot be successfully concluded, then, upon default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, the Company currently has insufficient cash to pay its bank debt in full. The expected inability to meet the financial covenants under the bank credit agreement and delay by the U.S. Department of Defense in announcing awards of the military boot contract to replace the prior contract with the Company’s Altama subsidiary, raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    INVENTORIES

The components of inventories as of December 30, 2006 and December 31, 2005, net of reserves, were:

	2006	2005
	(In thousands)
Raw materials	$4,015	$3,995
Work in process	1,305	1,286
Finished goods	26,869	31,951

	$32,189	$37,232

4.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and nonamortizable intangible assets during fiscal 2005 and fiscal 2006 are as follows:

	Goodwill	Un-Amortizable Intangibles
	(In thousands)
Balance at January 1, 2005	$27,500	$17,975

Increase from acquisitions	5,735	5,017
Payments of contingent earn out considerations and adjustments to purchase price allocation from prior acquisitions	2,741	—

Balance at December 31, 2005	35,976	22,992

Adjustment to purchase price allocations from prior period acquisitions	(468)	(2,347)
Impairment charge	(16,156)	(6,662)

Balance at December 30, 2006	$19,352	$13,983

Changes in goodwill and nonamortizable intangible assets during fiscal 2006 and 2005 related primarily to the acquisition of Altama, Chambers Belt and Tommy Bahama and the payment of earn-out amounts due to current and former management members of the Royal Robbins brand. The change in fiscal 2006 also includes impairment charges as a result of annual testing in accordance with SFAS No. 142.

The changes in the carrying amounts of amortizable intangible assets during fiscal 2005 and fiscal 2006 are as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)
Balance at January 1, 2005	$5,238	$(510)	$4,728
Increase from acquisitions	8,581	—	8,581
Amortization Expense	—	(1,227)	(1,227)

Balance at December 31, 2005	13,819	(1,737)	12,082
Adjustment to purchase price allocation	287	—	287
Purchase price adjustment	(1,704)	495	(1,209)
Amortization expense	—	(1,284)	(1,284)
Impairment charge	(965)	284	(681)

Balance at December 30, 2006	$11,437	$(2,242)	$9,195

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in amortizable intangibles during fiscal 2006 and 2005 related primarily to the acquisition of Altama, Chambers Belt and Tommy Bahama. The change in fiscal 2006 also includes impairment charges as a result of annual testing in accordance with SFAS No. 142.

Intangible assets consist of the following as of December 30, 2006 and December 31, 2005:

	Useful Life (Years)	2006	2005
		( In thousands)
Non-amortizing:
Trademarks, tradenames and workforce in place	—	$8,000	$15,357
DoD relationship	—	5,983	7,635

Total		$13,983	$22,992

Amortizing:
Customer lists	1-20	$8,372	$9,050
Covenant not to compete	2-5	3,026	4,730
Other	5	39	39
Less: Accumulated Amortization		(2,242)	(1,737)

Total		$9,195	$12,082

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1 to 20 years. During fiscal 2006 and 2005 aggregate amortization expense was approximately $1,284,000 and $1,227,000, respectively. The change in fiscal 2006 also includes impairment charges as a result of annual testing in accordance with SFAS No. 142.

Amortization expense related to intangible assets at December 30, 2006 in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
2007	$1,227
2008	1,231
2009	1,201
2010	921
2011	625
Thereafter	3,990

$9,195

In performing its impairment test of goodwill and intangible assets, the Company determined that the carrying value of certain goodwill and intangible assets associated with its Premium Footwear and Military Boots segments exceeded their estimated fair values. Consequently, the Company recorded impairment charges of $23.5 million.

The Company determined in accordance with SFAS No. 142 that its segments meet the criteria for aggregation and therefore performed its analysis at the operating segment level. The fair value of its segments was determined using the income method. Under the income method, the fair value of a reporting unit is calculated based on the present value of estimated discounted future cash flows. The present value of estimated

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discounted future cash flows uses the Company’s estimates of revenue for the segments, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that the Company uses to manage the underlying businesses.

Because the trading value of the Company’s shares indicated a level of equity market capitalization below its book value at the time of the annual impairment test, there was indication that one or more of the Company’s segments would fail the first step of the goodwill impairment test. In performing the first step of the goodwill impairment test, it determined that there was an indicator of impairment in the Premium Footwear and Military Boot segments, because the carrying value of each of these segments exceeded their estimated fair value. The excess of the carrying value over the estimated fair value of the Premium Footwear and Military segments were due to lower expected future cash flows for those segments.

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the Premium Footwear and Military segments determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with Step 2 SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company measured the impairment for each segment to be $6.6 million for Premium Footwear and $16.9 million for Military Boots.

In performing the fiscal 2006 annual test, the Company assumed an income tax rate of 40% for all segments and a discount rate of 17% for Footwear and Apparel, 16.4% discount rate for Premium Footwear, a 17% discount rate for Military Boots and a 17% discount rate for Accessories segments. The Company assumed the following long-term sales growth rates for each of the segments: Footwear and Apparel 6.1%; Premium Footwear 5.0%; Military 7.0% and Accessories 8.4%.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company’s estimates of fair value utilized in goodwill and intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, technological change, economic conditions, or changes to the Company’s business operations. Such changes may result in impairment charges recorded in future periods.

The Company evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    PLANT AND EQUIPMENT, net

Plant and Equipment as of December 30, 2006 and December 31, 2005, respectively, consisted of the following:

	(In thousands)
	2006	2005
Land and buildings	$821	$821
Machinery, furniture and equipment	3,663	2,943
Leasehold improvements	1,088	1,225
Computer hardware and software	2,337	2,037
Vehicles	96	73

	8,005	7,099
Less accumulated depreciation	3,634	2,561

Plant and equipment — net	$4,371	$4,538

Depreciation expense for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, totaled $1,231,000, $1,056,000 and $768,000, respectively.

6.    COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing facilities under operating lease agreements and a manufacturing facility under a capital lease which expired in December 2005.

Future minimum commitments under the lease agreements are as follows:

(In thousands)
Year ending December:
2007	$1,238
2008	1,010
2009	851
2010	623
2011	430
Thereafter	10

Total	$4,162

Rent expense for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 totaled $1,055,000, $1,236,000 and $630,000, respectively.

In connection with its acquisition of Chambers Belt, the Company agreed to pay the former owners as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2006 and 2007, respectively, as long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with its other brands. For the period ending June 28, 2006, Chambers Belt did not meet the minimum threshold necessary for the Company to make a cash payout pursuant to the agreement. Management’s current estimate of the potential earn-out cash payment the Company may be required to pay is $3 million for the twelve month-period ended June 28, 2007. The actual payment, if any, may vary from the estimated amount.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 17, 2006, the Company entered into a lease agreement with H.G Fenton Company (“HGF”) pursuant to which HGF will lease to the Company approximately 21,700 square feet of office space in Carlsbad, California, in connection with the relocation of the Company’s headquarters. Under the terms of this lease, HGF will lease it to the Company for sixty months commencing August 24, 2006. The Company deems the lease to be an operating lease and is accounting for it accordingly. The Company commenced operations in its new headquarters on September 5, 2006. The lease is a gross lease and provides for the payment of base rent of approximately $434,000 in its first year, $449,000 in year two, $465,000 in year three, $481,000 in year four and $328,000 in year five. Under the terms of the lease, the Company will be obligated to pay apportionment of taxes and building operating expenses and all insurance, utilities and other operating costs with respect to the leased premises.

On July 31, 2006, the Company entered into a lease agreement with Dongguan Donghua Complex Development Co. Ltd. (“DDC”). Pursuant to which DDC will lease the Company approximately 449 meters of office space in Dongcheng of Dongguan, China. Under the terms of the lease, DDC will lease the office space to the Company for 24 months. The Company has the first right of refusal to the space for an additional 24 months with a 5% increase for every two year period. The lease provides for a refundable rental bond of approximately $3,500 US (26,982 RMB), annual rent of approximately $20,700 US (161,900 RMB) and an annual management fee of approximately $1,400 US (10,800 RMB). The Company is responsible for the cost of utilities.

The Company’s latest option year in its contract with the U.S. Department of Defense (“DoD”) to manufacture mil-spec boots, expired September 30, 2006 at the end of the final option year according to its terms. In August 2006, the Company submitted a bid for a new five-year solicitation posted by the DoD for hot weather combat boots with corresponding awards expected to be made in early fiscal 2007. There is no certainty that the Company will be notified of an award by that time or whether the Company will be awarded future DoD boot solicitations. Most boot contracts are for multi-year periods. The Company’s sales to the DoD comprise a significant part of total net sales for its military boot business. These sales were 57% and 59% of the Company’s total net sales for the segment in fiscal 2006 and fiscal 2005, respectively. Therefore, if the Company does not receive an award from this upcoming solicitation, or future awards, the Company could be adversely affected for several years and the carrying value of certain assets for this segment could be impaired. Altama has maintained a continuous contractual relationship with the DoD for the past 38 years. A contractor’s past performance and current capabilities are significant factors in the DoD’s contract award process. The Company has received no information from the DoD over the course of its recently expired contract that its past performance was unacceptable. The events and circumstances related to the Company’s relationship with the DoD continue to support the conclusion as to the indefinite useful life of the goodwill and non-amortizable intangibles related to the Company’s military boot segment. As of December 30, 2006, assets that could be adversely affected related to goodwill, intangible assets and property, plant and equipment, net totaled $6.7 million, $9.3 million and $1.8 million, respectively.

On October 3, 2006, the Company notified the seller under the purchase agreement for the acquisition of Tommy Bahama Footwear that it is withholding payment of the $500,000 holdback that the Company maintained under the terms of the Agreement. The Company had previously notified the sellers that certain acquired assets did not conform to the representations and warranties contained in the purchase agreement. The sellers have demanded payment of the holdback amount.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 30, 2006, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

7.    BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

The Company has a defined contribution 401(k) savings plan (“the Plan”) covering substantially all employees of the Company. Following the termination of the Company’s defined benefit pension plan in 2001, the net cash surplus of $2.0 million was contributed to the Plan. In 2001, the Plan acquired 782,000 shares of the Company’s common stock at a price per share of $2.575, which was based on an independent appraisal. The unallocated shares in the Plan have been classified as treasury stock in stockholders’ equity. Compensation expense is recognized as the shares are allocated to the participants, which is expected to occur over a seven-year period which began in 2002. The amount allocated to participants during the years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $653,000 (121,000 shares) $935,000 (126,000 shares) and $854,000 (114,000 shares), respectively, which is based on the fair value of the Company’s common stock on the allocation date. There were no matching contributions to the Plan in fiscal 2006, fiscal 2005, and fiscal 2004. The Company terminated the matching contributions beginning in fiscal 2003.

8.    ACQUISITIONS

Altama Delta Corporation

On July 19, 2004, the Company purchased all of the outstanding capital stock of Altama Delta Corporation for approximately $37.8 million, plus an earn-out payment of $2.0 million that is subject to Altama meeting certain sales requirements. As part of the transaction, the Company refinanced Altama’s indebtedness of approximately $1.7 million. In addition, the Company incurred approximately $740,000 in acquisition related expenses and entered into a $1.7 million non-compete agreement with the former owner of Altama, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock valued at $2.5 million.

Under the terms of the stock purchase agreement, the Company agreed to pay the previous owner $2.0 million in consideration for five-year covenant-not-to-compete and other restrictive covenants. The Company also entered into a two-year consulting agreement with the previous owner which provides for an annual consulting fee of $100,000. The results of Altama’s operations have been included in the consolidated financial statements since the date of acquisition. Altama has manufactured military footwear for the DoD, for 38 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at July 19, 2004, the date of acquisition.

(in thousands)
Current assets	$9,209
Property, plant and equipment	1,705
Intangible assets, subject to amortization	3,413
Goodwill and unamortizable intangibles	34,732

Total assets acquired	49,059
Current liabilities	(2,801)
Net deferred tax liability	(6,077)

Net assets acquired	$40,181

On January 8, 2006, the Company entered into an agreement which modified the terms of the Altama acquisition. As a result of the agreement, the total price paid by the Company for Altama was reduced by and included approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in escrow and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. The escrow shares remain held by the escrow agent for resale and are outstanding for legal purposes, but decrease treasury shares for accounting purposes. As a result of this transaction the Company recorded a reduction in goodwill and intangible assets as well as an after-tax gain of approximately $1.5 million during the first quarter period ended April 1, 2006.

As a result of the January 8, 2006, modification to the terms of the Altama acquisition the Company decreased goodwill by $2.5 million and reduced intangible assets subject to amortization by $1.7 million to $1.7 million. Additionally, the Company reflected a decrease of current liabilities of $1.7 million. These adjustments reduced the Net assets acquired from $ 40.2 million to $37.7 million.

Of the $32.2 million of acquired goodwill and unamortizable intangible assets, $6.5 million was allocated to registered trademarks and tradenames and $7.6 million was allocated to the DoD relationship that is not subject to amortization. Intangible assets totaling $3.4 million which are subject to amortization have a weighted-average useful life of approximately 8.5 years. The intangible assets subject to amortization include commercial customer list of $1.7 million.

Chambers Belt Company

On June 29, 2005, the Company acquired substantially all of the assets of Chambers Belt Company for approximately $22.0 million, plus contingent earn-out payments subject to Chambers Belt meeting certain post-closing sales requirements. As part of the transaction, the Company incurred approximately $1.7 million in acquisition related expenses and entered into a $3.0 million non-compete agreement with four of Chambers Belt stockholders and officers, which increased the net purchase price. Payment of the purchase price at closing was made by delivery of $19.7 million in cash, and 374,462 shares of common stock valued at $2.0 million.

Under the terms of the asset purchase agreement, the Company agreed to pay four of Chambers Belt’s stockholders and officers $3.0 million in consideration for five-year covenant-not-to-compete and other restrictive covenants. The Company also entered into employment agreements with three of Chambers Belt’s stockholders and officers: Charles Stewart, Kelly Green and David Matheson. Chambers Belt is a leading manufacturer of men’s and women’s belts and accessories.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at June 29, 2005, the date of acquisition.

(In thousands)
Current assets	$11,587
Property, plant and equipment	753
Intangible assets, subject to amortization	8,119
Goodwill and unamortizable intangibles	8,365

Total assets acquired	28,824
Less liabilities	(6,780)

Net assets acquired	$22,044

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

Tommy Bahama Footwear

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

(In thousands)
Current assets	$5,432
Property, plant and equipment	66
Intangible assets, subject to amortization	749
Goodwill and unamortizable intangibles	2,292

Total assets acquired	8,539
Less liabilities	(2,083)

Net assets acquired	$6,456

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $2.3 million of acquired goodwill and unamortizable intangible assets, $227,000 was allocated to the Tommy Bahama work force in place registered trademarks and tradenames. Intangible assets totaling $749,000 which are subject to amortization have a weighted-average useful life of approximately 18.5 years. The intangible assets subject to amortization include commercial customer lists of $636,000 (20 year useful life) and a licensing agreement of $113,000 (10 year useful life).

The following table summarizes supplemental statement of income information on an unaudited pro forma basis as if the acquisitions of Altama Delta Corporation, Chambers Belt and Tommy Bahama Footwear occurred on January 1, 2004.

	2005	2004
	(In thousands except per share data)
Pro forma net sales	$139,313	$159,442
Pro forma net income	$1,233	$6,914
Basic Pro forma net income per share	$0.16	$1.19
Diluted Pro forma net income per share	$0.15	$1.10

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

9.    DEBT

On August 3, 2005, the Company and M&T entered into an Amended and Restated Credit Facility Agreement (the “Amended Credit Agreement”) in connection with its acquisition of Tommy Bahama Footwear. This Amended Credit Agreement replaced the Company’s existing credit agreement with M&T of $52 million and increased its availability to $63 million. M&T acted as lender and administrative agent for additional lenders under the Amended Credit Agreement. The Amended Credit Agreement increased the existing line of credit from $24 million to $28 million and added a $7 million bridge loan used for the acquisition of Tommy Bahama Footwear. The revolving line has an interest rate of LIBOR plus 3.0%, or the prime rate plus 0.375%. The bridge loan had an interest rate of LIBOR plus 3.5% or the prime rate plus 0.75%. The borrowings under the Amended Credit Agreement were secured by a blanket security interest in all the assets of the Company and its subsidiaries. The amended credit facility was to expire on June 30, 2010 and all borrowings under that facility were due and payable on that date. The Company’s availability under the revolving credit facility was $28 million (subject to a borrowing base formula). The bridge loan was due December 31, 2005. At December 31, 2005, LIBOR with a 90-day maturity was 4.53% and the prime rate was 7.00%. In addition, the payment or declaration of dividends and distributions was restricted. The Company was permitted to pay dividends on its common stock as long as it was not in default and doing so would not cause a default, and as long as its average borrowed funds to EBITDA ratio, as defined in the amended Credit Agreement, was no greater than 2 to 1. Under the terms of the amended Credit Agreement, the borrowing base for the revolver was based on certain balances of accounts receivable and inventory. The borrowing base formula contained inventory caps, and financial covenants requiring the Company not to exceed certain average borrowed funds to EBITDA ratios and cash flow coverage ratios.

As of the year ended December 31, 2005, the Company was not in compliance with its average borrowed funds to EBITDA ratio covenant. On March 30, 2006, the Company obtained waivers from its lender of the ratio covenant default and were provided an amendment from the lender, extending the requirement to provide audited financial statements to the lender with 120 days of its fiscal year end.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company was in default of two financial covenants under the credit facility as of the fiscal quarters ended April 1, 2006, July 1, 2006, and September 30, 2006. The Company received waivers for these violations from it bank on May 9, 2006, August 1, 2006 and November 1, 2006.

On March 31, 2006, the Company entered into an amendment to its Amended Credit Agreement to modify these covenants for the remainder of fiscal 2006.

On November 13, 2006, the Company and M&T entered into a First Lien Senior Secured Credit Facility Agreement (The “First Lien Agreement”), to modify the Amended and Restated Credit Facility Agreement dated August 4, 2005. The First Lien Agreement reduces the current availability from $63 million to $62 million. The First Lien Agreement consists of a Revolving Credit Facility (“Revolver”) with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A (“Term A”) of $24 million and a $10 million First Lien Term Loan B (“Term B”).

The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point.

The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan. The Revolver interest is payable monthly and the Term A loan interest and principal is payable quarterly. The Revolver and Term A loan expire on November 13, 2011 and all borrowings are due and payable on that date. The Term B Loan has a fifteen month maturity, requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%.

The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all the assets of the Company and its subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring us to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA and (d) maintain maximum average borrowed funds to EBITDA ratio, measured quarterly. M&T acts as lender and administrative agent for additional lenders in the event a syndicate is formed, under the agreement. In connection with the new credit facility, the Company engaged M&T to syndicate the loan among additional potential lenders. The Company paid M&T a $250,000 fee for its syndication efforts, which is being amortized over the fifteen monthly maturity of Term Loan B. Under the terms of the engagement, M&T may modify the terms and conditions of the facility in order to successfully execute the syndication. As a result, the Company’s current facility may be refinanced prior to its maturity date although there can be no assurance that it will do so, or that it will be able to do so on terms favorable to the Company.

The Company was in default of four of its financial covenants as of and December 30, 2006. On March 30, 2007, the Company obtained a waiver from its bank related to the violations of these financial covenants. Without further modification, the Company anticipates that it will be in default of these financial covenants as of the end of its first fiscal quarter ended March 31, 2007. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor (“EITF 86-30”), the Company reclassified its long-term debt as current liabilities as of the end of its 2006 fiscal year.

The Company is currently in discussions with its lender to further modify these financial covenants to levels better aligned with the Company’s expected ability to maintain compliance. There can be no assurance that these

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discussions will be successful or that the Company will be able to comply with its financial covenants in the future. As a result the Company has reclassified its long-term debt as current liabilities as of the end of the fiscal 2006 in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor.

The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was $4.3 million as of December 30, 2006.

	December 30, 2006
	(In thousands)
Long-term debt as of December 30, 2006 consisted of the following:
Term A payable to bank in variable quarterly installments through November 13, 2011, interest payable quarterly at bears an initial rate of LIBOR plus 4.0% (effective rate of 9.4% at December 30, 2006)	$24,000	(1)
Term B requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.0 (effective rate of 12.4% at December 30, 2006)	10,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest payable monthly and bears an initial Prime plus 3.5% (effective rate of 9.0% at December 30, 2006) (1)	19,966

	53,966
Less: current portion	53,966

Non-current portion	$0

The aggregate principal payments of notes payable are as follows:

(In thousands)
2007	$3,200
2008	14,300
2009	5,000
2010	5,500
2011	25,966

Total	$53,966

(1). The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00%. per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005
(In thousands)
Long-term debt as December 31, 2005 consisted of the following: Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at LIBOR rate of 6.44%	$16,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest due monthly at Prime plus 0.375%	5,091
Term loan payable to bank in variable quarterly installments through 2011, interest due monthly at LIBOR plus 3.5%	27,450
Bridge loan payable to bank on December 31, 2005, interest due monthly at LIBOR plus 3.5% or the prime rate plus 0.75%
7,000

Total Debt	55,541
Less: current portion	9,425

Noncurrent portion	$46,116

10.    INCOME TAXES

Income tax (benefit) expense for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 consisted of:

	2006	2005	2004
	( In thousands)
Current:
Federal	$(814)	$1,553	$1,861
State	82	455	442
Foreign	47	—	—

	(685)	2,008	2,303
Deferred:
Federal	(3,219)	(852)	(196)
State	(1,575)	(181)	(117)

	(4,794)	(1,033)	(313)

Total	$(5,479)	$975	$1,990

The difference between tax computed at the statutory federal income tax rate and the Company’s reported tax (benefit) expense is as follows:

	2006	2005	2004
	(In thousands)
Expense (benefit) at statutory rate	$(8,790)	$737	$1,691
State and other taxes — net of federal tax benefit	(1,772)	134	212
Items not deductible	113	48	41
Settlement not taxable	(591)	—	—
Nondeductible impairment charge	5,404	—	—
Effect of change to apportioned state rates	166	—	—
Puerto Rico tollgate taxes	13	66	—
Other	(22)	(10)	46

Income tax expense	$(5,479)	$975	$1,990

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 30, 2006 and December 31, 2005, the Company had approximately $524,000 and $644,000 of net operating loss carry forwards available for Georgia State tax purposes, which begin to expire in 2018. As of December 30, 2006, the Company had approximately $2,042,000 and $283,000 of net operating loss carry forwards available for California and Maine State tax purposes, respectively, which expire in 2016.

Components of the Company’s deferred income tax asset (liability) as of December 30, 2006 and December 31, 2005

	2006
	Current	Non-current
	( In thousands)
ASSETS
Non-deductible bad debt reserves	$586	$—
UNICAP	412	—
Inventory	73	—
Other accruals	689	1,346
Net operating loss carry forwards	—	244

LIABILITIES
Pension	(240)	—
Depreciation	—	(392)
Tollgate taxes	—	(210)
Purchased intangibles	—	(5,113)
Other accruals	(26)	(34)

Deferred income tax asset (liability)	$1,494	$(4,159)

The Company did not record a valuation allowance for its $1,494,000 deferred tax assets as of December 30, 2006. Management has determined, based on the Company’s future expectations to generate sufficient taxable income, that operating income of the Company will more likely than not be sufficient to recognize fully these deferred tax assets.

	2005
	Current	Non-current
	(In thousands)
ASSETS
Non-deductible bad debt reserves	$473	$—
UNICAP	—	198
Inventory	—	376
Other accruals	—	293
Net operating loss carry forwards	—	34

LIABILITIES
Pension	—	(360)
Depreciation	—	(107)
Tollgate taxes	—	(219)
Purchased Intangibles	—	(8,344)

Deferred income tax liability	$473	$(8,129)

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in net deferred income tax assets and liabilities from the year ended December 31, 2005 to the year ended December 30, 2006 was approximately $4,991,000. This resulted in a net deferred tax benefit of $4,794,000, an adjustment to additional paid in capital of ($23,000) for the difference in market value to original purchase value of Company stock that was distributed to the Company’s 401(k) plan as a result of the Penobscot acquisition; adjustment of $220,000 that is primarily a result of adjustments to tax purchase accounting on a Covenant Not to Compete offset by the reversal of deferred tax assets related to depreciation and capital loss carryforwards.

11.    STOCKHOLDERS’ EQUITY

The Company has a 2001 Long-Term Incentive Plan. Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company.

The Company did not grant any stock options or modify any outstanding stock options during the fiscal year ended December 30, 2006.

At the May 30, 2006 Annual Meeting of Stockholders, the stockholders’ approved an increase of 1,000,000 shares of common stock reserved for issuance under the 2001 Plan, and as a result the Company has reserved 2,500,000 shares of its common stock for issuance under the Plan. In addition to the stock options and stock rights outstanding under the 2001 Plan, the Company has granted options to two separate major stockholders in consideration for debt or debt guarantees.

Options outstanding and exercisable under these arrangements totaled 582,000 as of December 31, 2006, 802,000 as of December 31, 2005 and 522,000 as of January 1, 2005. The Plan is administered by the compensation committee of the Board of Directors.

The employee stock awards activity for the fiscal years 2006, 2005 and 2004 is as follows:

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
	(In thousands, except exercise price )
Options outstanding, beginning of year	1,163	$7.50	1,082	$7.53	648	$4.03
Options granted	—	$—	361	$5.57	611	$10.30
Options exercised	(20)	$3.63	(139)	$2.51	(100)	$3.20
Options cancelled	(475)	$8.37	(141)	$7.66	(77)	$5.80

Options outstanding — end of year	668	$7.00	1,163	$7.50	$1,082	$7.53

Options exercisable — end of year	582	$7.16	802	$8.50	522	$5.58

The outstanding stock options as of December 30, 2006 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through June 2015.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about employee stock options outstanding and exercisable at December 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding December 30, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 30, 2006	Weighted Average Exercise Price
	(In thousands, except years and exercise price)
$1.73 to $1.78	13	4.5 years	$1.74	13	$1.74
$3.13 to $3.63	139	6.1 years	$3. 37	139	$3. 37
$4.45 to $5.95	225	8.0 years	$5.72	139	$5. 59
$6.77 to $7.05	10	7.0 years	$6.85	10	$6.85
$8.10 to $8.91	178	4.2 years	$8.58	178	$8.58
$11.00 to $11.40	28	7.7 years	$11.00	28	$11.00
$13.33	75	7.5 years	$13.33	75	$13.33

Total	668	6.4 years	$7.00	582	$7.16

All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The weighted average fair value of the stock options granted was $2.92, and $6.05, for fiscal 2005 and 2004, respectively. No stock options were granted in fiscal 2006.

The fair value of each stock option is estimated on the date of the award using the Black-Scholes option pricing model with the following weighted average assumptions used for awards in 2005: risk-free interest rate of 2.75%; expected dividend yield of 0%; expected life of 6.0 years; and expected volatility of 45%. In 2004, the assumptions were: risk-free interest rate of 4.13%; expected dividend yield of 0%; expected life of 9.2 years; and expected volatility of 45%. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date. There was no compensation cost related to stock options recognized in the statement of operations during fiscal 2005 or 2004.

In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of December 30, 2006. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants contain piggyback registration rights that expire seven years from the closing of the offering. The warrants expire on July 18, 2009.

In 2005, the Company began issuing performance-based stock rights which cliff vest based on specifically defined performance criteria and expire generally within a three year period if the performance criteria have not been met. These performance-based stock rights have an exercise price of $0.00. The Company’s Board of Directors approved the issuance of 260,000 performance-based stock rights to directors and certain officers and executive managers of the Company, subject to the approval of a form of award agreement by its Compensation Committee. The form of the awards agreement was approved by the Compensation Committee during September 2006.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The outstanding Stock Rights have an expected life of approximately 2.4 years. The stock rights that could vest upon achievement of the performance targets at December 30, 2006 totaled 399,000 shares. The Company will recognize compensation expense based on the fair value of the stock rights upon cliff-vesting. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The following table summarizes performance-based stock rights issued as of December 30, 2006:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 31, 2005	33

Granted	396
Exercised	—
Cancelled	(30)

Stock Rights outstanding December 30, 2006	399	$1,753

12.    OTHER (INCOME) EXPENSE-NET

For the year ended December 30, 2006 other income—net totaled $(539,000) which primarily consisted of a $1.5 million net gain associated with a purchase price reduction related to the Altama acquisition partially offset by $800,000 in severance costs associated with the resignation of the Company’s former chief executive officer and other miscellaneous expenses.

For the year ended December 31, 2005 other expense—net of $617,000, primarily consists of severance costs related to the termination of the Company’s former President and other employees.

For the year ended January 1, 2005 other expense—net consisted of non-capitalized acquisition costs of $113,000 associated with discontinued acquisition efforts.

13.    SEGMENT INFORMATION

For the fiscal year ended December 30, 2006, the Company’s operating segments were classified into four segments: footwear and apparel, premium footwear, military boot operations and accessories. Through the acquisition of Chambers Belt in 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama Footwear the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment and prior year numbers related to H.S. Trask were reclassified to conform to current year presentation.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in corporate expenses during fiscal 2006 is due to increased spending on information technology systems and initiatives addressing Sarbanes Oxley compliance. Reconciling Items were down in 2006 compared to 2005.1.

	Customer Concentration Summary
	Fiscal Year Ended
	December 30, 2006	December 31, 2005 (2)		January 1, 2005
Footwear and Apparel:
REI	10%	—		—
Premium Footwear:
Tommy Bahama Retail	14%	—		—
Nordstrom	10%	20%		—
Military:
Department of Defense	57%	68%		57%
Accessories:
Wal-Mart	56%	50	%(1)	—
K-Mart	11%	—		—

Note 1.    For the period the Company owned Chambers belt in 2005

Note 2.    One foreign customer represented 2% of the footwear and apparel for fiscal 2005.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended December 30, 2006	Fiscal Year Ended December 31, 2005	Fiscal Year Ended January 1, 2005
	( In thousands)
Net Revenues
Footwear and Apparel	$57,665	$52,887	$55,710
Premium Footwear	19,006	13,283	7,040
Military Boots	21,961	23,022	13,636
Accessories	41,957	19,997	—

	$140,589	$109,189	$76,386

Operating Income (loss)
Footwear and Apparel	$9,472	$7,021	$8,662
Premium Footwear	(16,379)	(215)	(642)
Military Boots	(11,298)	2,846	2,107
Accessories	2,713	1,876	—
Reconciling Items(1).	(4,397)	(5,867)	(4,266)

	$(19,889)	$5,661	$5,861

Identifiable Assets
Footwear and Apparel	$21,035	$24,194	$26,283
Premium Footwear	7,320	15,357	8,870
Military Boots	14,439	13,987	12,600
Accessories	23,792	22,116	—
Goodwill
Footwear and Apparel	6,843	6,553	3,725
Premium Footwear	162	3,168	3,100
Military Boots	6,655	20,577	20,675
Accessories	5,692	5,678	—
Non-amortizable intangibles
Footwear and Apparel	2,590	2,590	2,590
Premium Footwear	590	3,577	1,230
Military Boots	8,133	14,155	14,155
Accessories	2,670	2,670	—
Reconciling Items(2)	7,511	4,269	4,952

	$107,432	$138,891	$98,180

Depreciation and Amortization
Footwear and Apparel	$277	$411	$716
Premium Footwear	182	197	96
Military Boots	855	1,004	407
Accessories	1,001	515	—
Reconciling Items(3)	200	156	—

	$2,515	$2,283	$1,219

Capital Expenditures
Footwear and Apparel	$152	$292	$96
Premium Footwear	36	—	235
Military Boots	260	876	286
Accessories	128	48	—
Reconciling Items(3)	595	40	352

	$1,171	$1,256	$969

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in corporate expenses during fiscal 2005 is due to increased spending on legal, information technology systems and initiatives addressing Sarbanes Oxley compliance.

(2)	Identifiable assets are comprised of net receivables, net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the four segments and includes amortizable intangibles and other assets.

(3)	Represents capital expenditures and depreciation of our corporate office not utilized by management in determining segment performance.

14.    RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The President and CEO of Chambers Belt Company, a wholly owned subsidiary of the Company, each own an equity interest in Maquiladora Chambers de Mexico, S.A. As of December 30, 2006 and December 31, 2005, there was $0 due the Company from Maquiladora Chambers de Mexico, S.A. During the fiscal year 2006 and 2005, the Company has purchased a total of $1,800,000 and $835,000, respectively in production related services from Maquiladora Chambers de Mexico, S.A.

15.    SETTLEMENT OF CLAIMS

On January 8, 2006, the Company entered into an agreement with the seller of Altama which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which the Company acquired Altama. As a result of the agreement, the total price paid by the Company for Altama was reduced by approximately $1.6 million in cash previously due the seller and held by the Company, 196,967 in the Company shares held in an escrow valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled approximately $1.6 million. As a result of this transaction the Company recorded a reduction in goodwill of $2.5 million related to the return of 196,967 of the Company’s shares, a corresponding increase in treasury stock of $2.5 million, a reduction in intangible assets of approximately $1.7 million and an after-tax gain of approximately $1.5 million for fiscal 2006.

On October 20, 2006, the Company entered into a settlement agreement with a sourcing agent for the Tommy Bahama Footwear brand regarding a claim for past due commissions. The Company made a payment of approximately $100,000 plus interest in settlement on February 15, 2007. The amount is included in accrued liabilities as of December 30, 2006.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    RECENT ACCOUNTING PRONOUNCEMENTS

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

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company will adopt FIN No. 48 on January 1, 2007 and is currently assessing the impact, if any, of implementing FIN No. 48 on its financial position, operating results and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SAB No. 108 states that to provide full disclosure, companies electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB No. 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 further provides that the cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. It also provides that companies should disclose the nature and the amount of each individual error being corrected in the cumulative adjustment. Finally, SAB No. 108 provides that the disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. The adoption of SAB 108 did not have a material effect on the Company’s financial position or results of operations.

* * * * *

(3)    Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000 (incorporated by reference to exhibit 10.4 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)). *

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*

10.8	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.9	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.10	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.11	Amendment dated September 23, 2005 to the award/contract by and between The Defense Supply Center Philadelphia and Altama Delta Corporation dated September 23, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Employment Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.15	Employment Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.16	Employment Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.17	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.18	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.19	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.21	Credit Facility Agreement by and between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 29, 2005 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.22	Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	Amended and Restated Credit Facility Agreement Amendment No. 1 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for January 5, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Amended and Restated Credit Facility Agreement Amendment No. 2 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated January 31, 2006 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Amended and Restated Credit Facility Agreement Amendment No. 3 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated February 28, 2006 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Amended and Restated Credit Facility Agreement Amendment No. 4 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 31, 2006 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Covenant Waiver — Amendment No. 5 to Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 29, 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Amended and Restated Credit Facility Agreement Amendment No. 6 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated April 26, 2006 (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 2, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Amended and Restated Credit Facility Agreement Amendment No. 7 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 1, 2006 (incorporated by reference to Exhibit 10.4 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Amended and Restated Credit Facility Agreement Amendment No. 8 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 30, 2006 (incorporated by reference to Exhibit 10.5 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Amended and Restated Credit Facility Agreement Amendment No. 9 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated August 1, 2006 (incorporated by reference to Exhibit 10.6 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Amended and Restated Credit Facility Agreement Amendment Number 10 dated as of September 15, 2006 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 20, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Amended and Restated Credit Facility Agreement Amendment Number 11 dated as of October 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 18, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Amended and Restated Credit Facility Agreement dated as of November 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 16, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.37	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.39	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.40	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Confidential Severance Agreement and General Release dated as of May 10, 2006 between Phoenix Footwear Group, Inc. and Richard E. White (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)

10.42	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.43	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte Touche, LLP

24	Power of Attorney

31.1	Certification of James R. Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.