Form 10-K/A
period 2006-12-30
PHOENIX FOOTWEAR GROUP INC
filed 2007-04-11
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on April 5, 2007 (the “Original Filing”), is being filed to correct the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing. This Form 10-K/A does not affect any other items or information in our Original Filing. As a result of this Form 10-K/A, we are also filing as exhibits to this Form 10-K/A the certifications pursuant to section 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-K/A should be read in conjunction with our Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing date thereof.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Reports of Independent Registered Public Accounting Firm—Grant Thornton, LLP and Deloitte & Touche, LLP

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Operations

4.	Consolidated Statements of Stockholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (See (c) below)

(3)	Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

1

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.37	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.39	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.40	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Confidential Severance Agreement and General Release dated as of May 10, 2006 between Phoenix Footwear Group, Inc. and Richard E. White (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)

10.42	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.43	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 on Form 10-K filed April 5, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte Touche, LLP (incorporated by reference to Exhibit 23.2 on Form 10-K filed April 5, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

24	Power of Attorney

31.1	Certification of James R. Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/S/ JAMES R. RIEDMAN
James R. Riedman, Chairman of the Board, President and Chief Executive Officer

Date: April 11, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James R. Riedman James R. Riedman	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 11, 2007

/s/ Kenneth E. Wolf Kenneth E. Wolf	Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	April 11, 2007

/s/ Steven M. DePerrior* Steven M. DePerrior	Director	April 11, 2007

/s/ Robert A. Gunst* Robert A. Gunst	Director	April 11, 2007

/s/ Gregory M. Harden* Gregory M. Harden	Director	April 11, 2007

/s/ John C. Kratzer* John C. Kratzer	Director	April 11, 2007

/s/ Wilhelm Pfander* Wilhelm Pfander	Director	April 11, 2007

/s/ Fredrick R. Port* Fredrick R. Port	Director	April 11, 2007

/s/ John M. Robbins* John M. Robbins	Director	April 11, 2007

*By:	/s/ James R. Riedman
(James R. Riedman, Attorney in Fact)

3

(3)    Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.4	Agreement by and between Phoenix Footwear Group, Inc. and Wilhelm Pfander dated December 18, 2000 (incorporated by reference to exhibit 10.4 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)). *

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.7	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*

10.8	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.9	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.10	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.11	Amendment dated September 23, 2005 to the award/contract by and between The Defense Supply Center Philadelphia and Altama Delta Corporation dated September 23, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Employment Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.15	Employment Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.16	Employment Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.17	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.18	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.19	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.21	Credit Facility Agreement by and between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 29, 2005 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.22	Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, dated August 4, 2005 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	Amended and Restated Credit Facility Agreement Amendment No. 1 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for January 5, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Amended and Restated Credit Facility Agreement Amendment No. 2 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated January 31, 2006 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Amended and Restated Credit Facility Agreement Amendment No. 3 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated February 28, 2006 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Amended and Restated Credit Facility Agreement Amendment No. 4 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 31, 2006 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Covenant Waiver — Amendment No. 5 to Amended and Restated Credit Facility Agreement between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated March 29, 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Amended and Restated Credit Facility Agreement Amendment No. 6 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated April 26, 2006 (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 2, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Amended and Restated Credit Facility Agreement Amendment No. 7 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 1, 2006 (incorporated by reference to Exhibit 10.4 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Amended and Restated Credit Facility Agreement Amendment No. 8 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated June 30, 2006 (incorporated by reference to Exhibit 10.5 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Amended and Restated Credit Facility Agreement Amendment No. 9 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company dated August 1, 2006 (incorporated by reference to Exhibit 10.6 on Form 10-Q filed August 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Amended and Restated Credit Facility Agreement Amendment Number 10 dated as of September 15, 2006 between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 20, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Amended and Restated Credit Facility Agreement Amendment Number 11 dated as of October 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 18, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Amended and Restated Credit Facility Agreement dated as of November 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 16, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2004 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.37	Guaranty, dated April 18, 2005 by Phoenix Footwear Group, Inc., in favor of Chambers Belt Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.39	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.40	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Confidential Severance Agreement and General Release dated as of May 10, 2006 between Phoenix Footwear Group, Inc. and Richard E. White (incorporated by reference to Exhibit 10.1 on Form 8-K filed May 15, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)

10.42	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.43	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 on Form 10-K filed April 5, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte Touche, LLP (incorporated by reference to Exhibit 23.2 on Form 10-K filed April 5, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

24	Power of Attorney

31.1	Certification of James R. Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.