Form 10-Q
period 2007-03-31
PHOENIX FOOTWEAR GROUP INC
filed 2007-05-15
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CON TENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements and Notes to Financial Statements	3

Consolidated Condensed Balance Sheets as of March 31, 2007 (unaudited) and December 30, 2006	3

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2007 and April 1, 2006 (unaudited)	4

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and April 1, 2006 (unaudited)	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	22

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Default upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,273	$846
Accounts receivable (less allowances of $2,737 and $2,108 in 2007 and 2006, respectively)	28,829	20,832
Inventories (less provision of $1,612 and $1,605 in 2007 and 2006, respectively)	30,502	32,189
Other current assets	2,992	2,617
Income tax receivable	2,503	2,503
Deferred income tax asset	1,591	1,494

Total current assets	68,690	60,481
PLANT AND EQUIPMENT — Net	4,256	4,371

OTHER ASSETS:
Goodwill	19,360	19,352
Unamortizable intangibles	13,983	13,983
Intangible assets, net	8,890	9,195
Other assets — net	50	50

Total other assets	42,283	42,580

TOTAL ASSETS	$115,229	$107,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$56,016	$53,966
Accounts payable	14,459	8,561
Accrued expenses	5,005	6,347
Other current liabilities	1,060	1,054
Income taxes payable	315	82

Total current liabilities	76,855	70,010

OTHER LIABILITIES:
Other long-term liabilities	1,525	1,419
Deferred income tax liability	4,159	4,159

Total other liabilities	5,684	5,578

Total liabilities	82,539	75,588
Commitments and contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,383,000 shares issued in 2007 and 2006	84	84
Additional paid-in-capital	46,177	45,921
Accumulated deficit	(10,622)	(10,884)
Accumulated other comprehensive loss	(3)	(18)

	35,636	35,103
Less: Treasury stock at cost, 338,000 and 459,000 shares in 2007 and 2006, respectively	(2,946)	(3,259)

Total stockholders’ equity	32,690	31,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,229	$107,432

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2007	April 1, 2006
NET SALES	$42,074	$40,342

COST OF GOODS SOLD	27,117	24,639

GROSS PROFIT	14,957	15,703

OPERATING EXPENSES:
Selling, general and administrative expenses	12,646	11,687
Other expenses (income) — net	6	(1,394)

Total operating expenses	12,652	10,293

OPERATING INCOME	2,305	5,410
INTEREST EXPENSE	1,577	1,369

EARNINGS BEFORE INCOME TAXES	728	4,041
INCOME TAX PROVISION	314	1,011

NET EARNINGS	$414	$3,030

NET EARNINGS PER SHARE (Note 6)
Basic	$.05	$.38

Diluted	$.05	$.37

SHARES OUTSTANDING:
Basic	7,987,544	7,874,235

Diluted	8,660,415	8,206,983

NET EARNINGS	$414	$3,030

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15	(29)

COMPREHENSIVE INCOME	$429	$3,001

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$414	$3,030
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	625	591
Provision for losses on accounts receivable	629	438
Allocation of shares in defined contribution plan	133	161
Loss on sale of property and equipment	4	90
Non-cash share-based compensation	35	45
Non-cash debt issuance cost amortization	142	78
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(8,626)	(11,124)
Inventories — net	1,687	(930)
Other receivable	(51)	54
Other current assets	(48)	175
Other non current assets	—	(26)
Increase (decrease) in:
Accounts payable	5,898	1,835
Accrued expenses	(1,342)	658
Other liabilities	(134)	(132)
Income taxes payable	221	643

Net cash used in operating activities	(413)	(4,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(216)	(271)
Proceeds from disposal of property and equipment	6	13

Net cash used in investing activities	(210)	(258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable-line of credit	4,600	5,600
Repayments of notes payable and line of credit	(2,550)	(956)

Net cash provided by financing activities	2,050	4,644

NET INCREASE (DECREASE) IN CASH	1,427	(28)
CASH — Beginning of period	846	566

CASH — End of period	$2,273	$538

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:

Interest	$1,117	$1,207

Income taxes	$54	$398

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2006, the Company received 196,967 of its Common Stock previously held in escrow in connection with a reduction in the purchase price recorded for its acquisition of Altama in 2004 (see Note 12, Settlement of Claims).	$—	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Description of Business and Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature that are necessary for the fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2006. Amounts related to disclosures of December 30, 2006 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three months ended March 31, 2007, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2007 and December 30, 2006, the Company was not in compliance with the financial covenants under its credit agreement. The Company received a waiver for financial covenant defaults which existed as of March 31, 2007 and December 30, 2006, however, the Company expects that it will not meet certain of these financial covenants during the remainder of 2007. The Company is discussing with its bank a waiver and amendment of the financial covenants to align with its expected financial performance during fiscal 2007. If the Company is not successful in obtaining the amendment and waiver, it will seek to refinance the defaulted debt on new terms. In addition, the Company has implemented and is implementing initiatives to reduce working capital requirements for its business and exploring a possible sale of one or more of its assets. If a refinancing cannot be successfully concluded, then, upon default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, the Company currently has insufficient cash to pay its bank debt in full. The expected inability to meet the financial covenants under the bank credit agreement and delay by the U.S. Department of Defense in announcing awards of the military boot contract to replace the prior contract with the Company’s Altama subsidiary raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Liquidity

At the beginning of fiscal 2006, the Company had a $63.0 million credit facility with its lender, Manufacturers and Traders Trust Company, or M&T, which closed in August 2005. This facility included a line of credit with $28 million of availability, a $28 million term loan from prior acquisitions, and a $7 million acquisition bridge loan which was due on December 31, 2005. The credit agreement included financial covenants requiring the Company not to exceed an average borrowed funds to EBITDA ratio, cash flow coverage ratios, a fixed charge coverage ratio, and a current asset to current liabilities ratio.

On March 31, 2006, the Company entered into an amendment to its credit facility to modify the financial covenants pertaining to the average borrowed funds to EBITDA ratio, fixed charge coverage ratio and the current ratio, for the remainder of fiscal 2006. Notwithstanding this amendment, the Company defaulted in the average borrowed funds to EBITDA ratio and fixed charges coverage ratio covenants as of the end of the first three quarters of fiscal 2006. The Company obtained a waiver from its bank for each of these violations and eleven one-month extensions of the bridge loan maturity date.

On November 13, 2006, the Company entered into a First Lien Senior Secured Credit Facility Agreement, or First Lien Agreement, to modify its prior credit facility. The First Lien Agreement reduced the Company’s total availability from $63 million to $62 million. The First Lien Agreement consists of a Revolving Credit Facility, or Revolver, with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A or Term A of $24 million, and a $10 million First Lien Term Loan B, or Term B.

As of March 31, 2007 and December 30, 2006, the Company was in default with the financial covenants under its credit agreement. On May 14, 2007 and March 30, 2007, the Company received a waiver of the financial covenant defaults. The Company expects that it will not meet certain of these financial covenants during 2007, including as of the end of the second quarter of 2007. The Company is discussing with its bank a waiver and amendment of the financial covenants to align with its expected financial performance during fiscal 2007. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $509,000, was approximately $4.7 million at March 31, 2007.

The Company’s latest option year in its contract with the U.S. Department of Defense (“DoD”) to manufacture mil-spec boots, expired September 30, 2006 at the end of the final option year according to its terms. In August 2006, the Company submitted a bid for a new five-year solicitation posted by the DoD for hot weather combat boots with corresponding awards expected to be made during the first half of fiscal 2007. There is no certainty that the Company will be notified of an award by that time or whether the Company will be awarded future DoD boot solicitations. Most boot contracts are for multi-year periods. The Company’s sales to the DoD comprise a significant part of total net sales for its military boot business. These sales were 53% and 70% of the Company’s total net sales for the segment in the first quarter of fiscal 2007 and fiscal 2006, respectively. Therefore, if the Company does not receive an award from this upcoming solicitation, or future awards, the Company could be adversely affected for several years and the carrying value of certain assets for this segment could be impaired. Altama has maintained a continuous contractual relationship with the DoD for the past 38 years. A contractor’s past performance and current capabilities are significant factors in the DoD’s contract award process. The Company has received no information from the DoD over the course of its recently expired contract that its past performance was unacceptable. The events and circumstances related to the Company’s relationship with the DoD continue to support the conclusion as to the indefinite useful life of the goodwill and non-amortizable intangibles related to the Company’s military boot segment. As of March 31, 2007, assets that could be adversely affected related to goodwill, intangible assets and property, plant and equipment, net totaled $6.7 million, $9.3 million and $1.7 million, respectively.

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

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31st. The first quarters consisted of the 13 weeks ended March 31, 2007 and April 1, 2006.

Reclassifications

Certain reclassifications have been made to the three months ended 2006 financial statements to conform to the classifications used in 2007.

2. Income Taxes

The Company records a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realized deferred tax assets.

The Company realized an effective tax rate of 43.1% for the first quarter ended March 31, 2007 compared to an effective tax rate of 25.0% for the first quarter ended April 1, 2006. The increase in the effective tax rate is primarily due to a non-recurring, non-taxable net gain recorded in the first quarter ended April 1, 2006 (see Note 12, Settlement of Claims).

The Company anticipates an actual effective tax rate of approximately 43.1% for fiscal 2007.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement.

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, the Company changed its accounting policy and began to classify interest expense and penalties on tax liabilities in income tax expense on its Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, in the Company’s Consolidated Statement of Earnings. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, the Company recognized an adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. The cumulative effect of FIN 48 on the Company’s accumulated deficit is as follows (in thousands):

Accumulated deficit, 12/30/06, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net earnings, three-months ended March 31, 2007	414

Accumulated deficit, 3/31/07	$(10,622)

3. Inventories

The components of inventories as of March 31, 2007 and December 30, 2006, net of reserves are as follows:

	March 31, 2007	December 30, 2006
	(In thousands)
Raw materials	$3,274	$4,015
Work in process	1,545	1,305
Finished goods	25,683	26,869

	$30,502	$32,189

4. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill and non-amortizable intangible assets during the first quarter of fiscal 2007 are as follows:

	Goodwill	Non-Amortizable Intangibles
	(In thousands)
Balance at December 30, 2006	$19,352	$13,983
Cumulative tax effect of adoption of FIN 48	8	—

Balance at March 31, 2007	$19,360	$13,983

The changes to Goodwill during the first quarter of fiscal 2007 relate to the cumulative tax effect of the adoption of FIN 48 for the Company’s Altama brand. There were no changes in nonamortizable intangible assets during the first quarter of fiscal 2007.

The changes in the carrying amounts of amortizable intangible assets during the first quarter of fiscal 2007 are as follows:

	Gross	Amortizable Intangibles Amortization	Net
	(In thousands)
Balance at December 30, 2006	$11,437	$(2,242)	$9,195

Amortization Expense	—	(305)	(305)

Balance at March 31, 2007	$11,437	$(2,547)	$8,890

Changes in amortizable intangibles during the first quarter of fiscal 2007 related to the amortization of other intangibles.

Intangible assets consist of the following as of March 31, 2007 and December 30, 2006:

	Useful Life (Years)	March 31, 2007	December 30, 2006
		(In thousands)
Non-amortizing:
Trademarks and tradenames	—	$8,000	$8,000
DoD relationship	—	5,983	5,983

Total		$13,983	$13,983

Amortizing:
Customer lists	1-20	$8,372	$8,372
Covenant not to compete	2-5	3,026	3,026
Other	5	39	39
Less: Accumulated Amortization		(2,547)	(2,242)

Total		$8,890	$9,195

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1 to 20 years. During the first quarter of fiscal 2007 aggregate amortization expense was approximately $305,000 as compared to $327,000, for the comparative period of fiscal 2006. Amortization expense related to intangible assets at March 31, 2007 for each of the next five fiscal years and beyond is expected to be incurred as follows (In thousands):

Remainder of 2007	$923
2008	1,234
2009	1,202
2010	923
2011	627
Thereafter	3,981

Total	$8,890

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

5. Accounting for Stock-Based Compensation

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)
Selling, general and administrative	$35	$45

Pre-tax stock-based compensation expense	35	45
Income tax benefit	5	8

Total stock-based compensation expense	$30	$37

The Company did not grant stock option awards or modify any outstanding stock options during the three month period ended March 31, 2007. The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at March 31, 2007 is $110,000 and the estimated weighted-average period of time over which this cost will be recognized is 1.3 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits in the first quarter of 2007 that have been credited to additional paid-in capital.

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

	March 31, 2007	April 1, 2006
Expected life (years)	6	6
Risk-free interest rate	3.95%	3.95%
Expected volatility	43.76%	43.76%
Expected dividend yield	0.0%	0.0%

The following table summarizes the stock option transactions during the first quarter of fiscal 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, expect per share and contractual life data)
Options outstanding December 30, 2006	668	$7.00

Granted	—	—
Exercised	—	—
Canceled	—	—

Options outstanding March 31, 2007	668	$7.00	6.0	$202

Options exercisable March 31, 2007	582	$7.16	5.8	$202

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options and rights exercised were $0 during the three months ended March 31, 2007 and April 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the first quarter of fiscal 2007 there were no stock options granted.

The Company’s Board of Directors approved the issuance of 260,000 Performance Stock Rights to Directors and certain officers and executive managers of the Company, subject to the approval of a form of award agreement by its Compensation Committee. The form of the awards agreement was approved by the Compensation Committee during September 2006.

The outstanding Stock Rights have an expected weighted average remaining life of approximately 2.2 years. The Stock Rights that could vest upon achievement of the performance targets at March 31, 2007 total 399,000 shares. The Company will recognize compensation expense based on the fair value of the Stock Rights upon cliff-vesting. The Company deems Stock Rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The following table summarizes Performance Based Stock Rights issued as of March 31, 2007:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 30, 2006	399
Granted	—
Exercised	—
Cancelled	—

Stock Rights outstanding March 31, 2007	399	$1,813

6. Per Share Data

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

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands, except per share data)
Basic net earnings per share:
Net earnings	$414	$3,030

Weighted average common shares outstanding	7,988	7,874

Basic net earnings per share	$0.05	$0.38

Diluted net earnings per share:
Net earnings	$414	$3,030
Weighted average common shares outstanding	7,988	7,874
Effect of stock options and performance stock rights outstanding	672	333

Weighted average common and potential common shares outstanding	8,660	8,207

Diluted net earnings per share	$0.05	$0.37

Options and performance stock rights, to purchase shares of common stock which totaled 495,000, and 970,000 in the first quarter of fiscal 2007 and the first quarter of 2006, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 121,000 shares as of March 31, 2007, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for the purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During fiscal 2007, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of March 31, 2007. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants contain piggyback registration rights that expire seven years from the closing of the offering. The warrants expire on July 18, 2009. These warrants were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

7. Contingent Liabilities and Contractual Obligations

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

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2007, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

8. Debt

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

The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all the assets of the Company and its subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA and (d) maintain maximum average borrowed funds to EBITDA ratio, measured quarterly. M&T acts as lender and administrative agent for additional lenders in the event a syndicate is formed, under the agreement. In connection with the new credit facility, the Company engaged M&T to syndicate the loan among additional potential lenders. The Company paid M&T a $250,000 fee for its syndication efforts, which is being amortized over the fifteen month maturity of Term Loan B. Under the terms of the engagement, M&T may modify the terms and conditions of the facility in order to successfully execute the syndication. As a result, the Company’s current facility may be refinanced prior to its maturity date although there can be no assurance that it will do so, or that it will be able to do so on terms favorable to the Company.

The Company was in default of four of its financial covenants as of March 31, 2007 and December 30, 2006. On May 14, 2007 and March 30, 2007, the Company obtained waivers from its bank related to the violations of these financial covenants. Without further modification, the Company expects to be in default of these financial covenants as of the end of its second fiscal quarter ended June 30, 2007. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor (“EITF 86-30”), the Company reclassified its long-term debt as current liabilities as of the end of its first quarter ended March 31, 2007. The Company is currently in discussions with its lender to further modify these financial covenants to levels better aligned with the Company’s expected ability to maintain compliance. There can be no assurance that these discussions will be successful or that the Company will be able to comply with its financial covenants in the future.

The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $509,000, was approximately $4.7 million at March 31, 2007, and net of outstanding letters of credit of $1.9 million, was approximately $4.3 million at December 30, 2006.

Debt as of March 31, 2007 and December 30, 2006 consisted of the following:

	March 31, 2007	December 30, 2006
	(In thousands)
Term A payable to bank in variable quarterly installments through November 13, 2011, interest payable quarterly and bears an initial rate of LIBOR plus 4.0% (effective rate of 9.4% at March 31, 2007) (1)	$23,200	$24,000
Term B requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.0% (effective rate of 12.9% at March 31, 2007)	10,000	10,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest payable monthly and bears a rate primarily at LIBOR plus 3.5% (effective rate of 8.9% at March 31, 2007) (1)	22,816	19,966

	56,016	53,966
Less: current portion	56,016	53,966

Non-current portion	$—	$—

(1)	The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00%. per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan.

The aggregate principal payments of notes payable are as follows:

One year or less	$56,016
One to three years	—
Three to five years	—

Total	$56,016

9. Other expenses (income) — net

Other expenses (income)—net, was $6,000 for the three months ended March 31, 2007 and consisted primarily of losses on the sale of property and equipment. Other expenses (income)—net, totaled $1.4 million in other income for the three months ended April 1, 2006 and consisted primarily of a $1.5 million net gain associated with a purchase price reduction related to the Company’s Altama acquisition (see Note 12, Settlement of Claims).

10. Operating Segment Information

For the fiscal year ended December 30, 2006, the Company’s operating segments were classified into four segments: footwear and apparel, premium footwear, military boot operations and accessories. Through the acquisition of Chambers Belt in 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama Footwear, the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment and prior year numbers related to H.S. Trask were reclassified to conform to current year presentation.

The footwear and apparel operation designs, develops and markets various moderately-priced branded dress and casual footwear and apparel, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over its Internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over its Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the DoD which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers.

Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific.

	Customer Concentration Summary
	Three Months Ended
	March 31, 2007	April 1, 2006
Footwear and Apparel:
REI	12%	11%
Premium Footwear:
Tommy Bahama Retail	26%	11%
Nordstrom	4%	16%
Military:
Department of Defense	53%	70%
US Government	24%	—
Accessories:
Wal-Mart	66%	53%
K-Mart	6%	14%

No individual off-shore customer, excluding our Canadian subsidiary, represents more than 10% of net sales for any segment.

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
	(In thousands)
Net Revenues
Footwear and Apparel	$17,621	$18,778
Premium Footwear	3,213	6,694
Military Boots	11,066	7,186
Accessories	10,174	7,684

	$42,074	$40,342

Operating Income (loss)
Footwear and Apparel	$4,109	$4,609
Premium Footwear	(973)	(460)
Military Boots	902	1,097
Accessories	1,006	393
Reconciling Items (1)	(2,739)	(229)

	$2,305	$5,410

Depreciation and Amortization
Footwear and Apparel	$68	$45
Premium Footwear	28	59
Military Boots	196	185
Accessories	254	250
Reconciling Items (2)	79	52

	$625	$591

Capital Expenditures
Footwear and Apparel	$4	$58
Premium Footwear	—	5
Military Boots	45	109
Accessories	71	27
Reconciling Items (2)	96	72

	$216	$271

	As of March 31, 2007	As of December 30, 2006
	(In thousands)
Identifiable Assets
Footwear and Apparel	$28,629	$21,035
Premium Footwear	6,665	7,320
Military Boots	12,895	14,439
Accessories	24,287	23,792
Goodwill
Footwear and Apparel	6,843	6,843
Premium Footwear	162	162
Military Boots	6,663	6,655
Accessories	5,692	5,692
Non-amortizable intangibles
Footwear and Apparel	2,590	2,590
Premium Footwear	590	590
Military Boots	8,133	8,133
Accessories	2,670	2,670
Reconciling Items (3)	9,410	7,511

	$115,229	$107,432

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in corporate expenses during fiscal 2007 is due to the $1.5 million net gain related to the Altama purchase price reduction settlement recognized during the first quarter of fiscal 2006, in addition to increased spending on legal, tax and auditing fees and initiatives addressing Sarbanes Oxley compliance and FIN 48 implementation during the first quarter of fiscal 2007.
(2)	Represents capital expenditures and depreciation of the Company’s corporate office not utilized by management in determining segment performance.
(3)	Identifiable assets are comprised of net receivables, net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the four segments and includes amortizable intangibles and other assets.

11. Related Parties

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Managers of our Chambers Belt and Tommy Bahama Footwear brands, who are former principals of Chambers Belt prior to our 2005 acquisition of the brand, each own an equity interest in Maquiladora Chambers de Mexico, S.A. As of March 31, 2007 and December 30, 2006, there was $0 due to or from the Company from Maquiladora Chambers de Mexico, S.A. For the three months ended March 31, 2007 and April 1, 2006, the Company purchased a total of $492,000 and $373,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

12. Settlement of Claims

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

On October 20, 2006, the Company entered into a settlement agreement with a sourcing agent for the Tommy Bahama Footwear brand regarding a claim for past due commissions. The Company made a payment of approximately $100,000 plus interest in settlement on February 15, 2007. The amount was included in accrued liabilities as of December 30, 2006.

13. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Liabilities – Including an Amendment to FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings.

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company will not early adopt SFAS Nos. 157 and 159 and is currently assessing the impact of implementing SFAS Nos. 157 and 159 on its financial position and results of operations.

14. Subsequent Event

On April 17, 2007, the Company appointed Cathy B. Taylor as Chief Executive Officer, effective April 23, 2007. James Riedman, who serves as the Company’s Chairman of the Board of Directors and, since May 2006, served as the Company’s interim CEO, will continue in his role as Chairman. Ms. Taylor has over 25 years of executive and consulting experience in the retail footwear industry, of which 20 was with Cole Haan/Nike, Inc. She has served as a consultant to the Company since August 2006, in connection with its Tommy Bahama and H.S. Trask product lines, through the firm she founded in 2005, CBT Brand Consulting. From 2004 to 2005, she was a managing director of Herbert Mines Associates, an executive search firm, where she focused on the luxury products market. From 2001 to 2003, Ms. Taylor served as President & CEO of Wenger North America, the maker of the ‘Genuine Swiss Army Knife,’ where she led the company, upon recruitment by its Board of Directors, following its LBO. From 1999 to 2000, she served as CEO of Vivre, Inc., a luxury catalog and internet retailer. Prior to that, while with Cole Haan, and Nike, Inc., following its acquisition of Cole Haan, she held a series of positions including Vice President of Retail, Executive Vice President, and President & Chief Executive Officer of Cole Haan (a division of Nike, Inc.). In these roles she developed and implemented global branding, marketing, sourcing and sales strategies. The Company and Ms. Taylor have entered into an employment agreement, effective April 23, 2007, in connection with her appointment as Chief Executive Officer. The term of employment is five years which, if not earlier terminated, will renew in successive one-year increments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements contained in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and the related notes and the other financial information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 30, 2006. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” below.

References to our “fiscal 2005” refer to our fiscal year ended December 31, 2005, references to our “fiscal 2006” refer to our fiscal year ending December 30, 2006, and references to our “fiscal 2007” refer to our fiscal year ending December 29, 2007.

Overview

We design, develop and market a diversified selection of men’s and women’s footwear, belts, and outdoor apparel. In addition, we design and manufacture military combat and uniform boots. Our brands include Royal Robbins ® apparel, the Tommy Bahama ®, Trotters ® , SoftWalk ® , H.S. Trask ® footwear, Altama ® boots and Chambers Belts ®. Through a series of acquisitions, we have built this portfolio of brands that we believe provide us with organic growth potential. We may continue to build our portfolio of brands through acquisitions of footwear, apparel or related products; however, we have no present plans to do so. Rather, our current focus is on building value within these existing brands through investments in key personnel, product development and operating process improvements and expanding the distribution of our products.

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

On August 4, 2005, we expanded our premium footwear product offering through the acquisition of substantially all of the assets of The Paradise Shoe Company, LLC, which included rights as the exclusive licensee of the Tommy Bahama ® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands.

Our portfolio consists largely of small specialty brands, most of which serve a product need or provide an operational benefit to their customers beyond the price and aesthetics of their respective products. For instance, Trotters is one of the last brands providing retailers an “in stock, full size and widths” resource. Nonetheless, we believe these brands can generate considerable growth and enjoy attractive operating margins in part, because we can provide them with shared infrastructure and access to resources they otherwise would not enjoy as a stand alone enterprise. These resources include: access to working capital; sourcing capabilities and relationships; distribution, financing and information technology platforms; and most notably, human capital. By combining these brand attributes with operational leverage we believe we can create shareholder value even though they may not enjoy the national awareness of some other larger or better known brands.

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

Operating Margin Improvements. We have several initiatives which in the near term have suppressed margins, but which we believe will lead to improvement in our operating margins over the course of fiscal 2007. Our emphasis on inventory reduction, particularly closeout and slower moving goods, yielded gross margins which were below the normalized rates for several of our brands in fiscal 2005 and fiscal 2006. We were particularly aggressive in the last part of fiscal 2006 and as a result are entering fiscal 2007 with inventories at levels which we expect should generate considerably better gross margins. We are also in the process of making substantial changes to our footwear sourcing network which we expect will further improve gross margins and pricing flexibility in the later part of fiscal 2007 and beyond. This past year we closed a significant number of third party sourcing relationships, as well as opened up a second foreign sourcing office. We currently have duplicative costs within our sourcing operations as we complete this migration, but expect to see both the elimination of these additional costs and product from the new sources enter our supply system over the course of fiscal 2007. Lastly, we are undertaking the consolidation of our distribution facilities into a single, unified and state of the art warehousing chain. Concurrent with our realigned sourcing operations we expect this to yield more efficient and timely fulfillment of our customer requirements.

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

Expanding our Industry Expertise. As we have grown, so too has our need for individuals well versed in the operating disciplines of the footwear, apparel and accessories business. Over the course of fiscal 2006 a significant number of individuals have been added to the staff to advance our design, sourcing and sales capabilities. In addition, on April 17, 2007, the Company appointed Cathy B. Taylor as Chief Executive Officer, effective April 23, 2007 (see Note 14, Subsequent Event).

Results of Operations

The following table sets forth selected consolidated operating results for each of the quarterly periods indicated, presented in dollars and as a percentage of net sales.

	Fiscal Quarter Ended
	March 31, 2007		April 1, 2006		Increase (Decrease)
			(In thousands)
Net sales	$42,074	100%	$40,342	100%	$1,732	4%
Cost of goods sold	27,117	64%	24,639	61%	2,478	10%

Gross profit	14,957	36%	15,703	39%	(746)	(5%)
Operating expenses:
Selling, general and administrative expense	12,646	30%	11,687	29%	959	8%
Other expense (income) — net	6	—	(1,394)	(3%)	1,400	( *)%

Total operating expenses	12,652	30%	10,293	26%	2,359	23%

Operating income	2,305	6%	5,410	13%	(3,105)	(57)%
Interest expense	1,577	4%	1,369	3%	208	15%

Earnings before income taxes	728	2%	4,041	10%	(3,313)	(82)%
Income tax expense	314	1%	1,011	2%	(697)	(69)%

Net earnings	$414	1%	$3,030	8%	$(2,616)	(86)%

*	Greater than 100%

Fiscal Quarter Ended March 31, 2007 Compared to Fiscal Quarter Ended April 1, 2006.

Consolidated Net Sales

Consolidated net sales for the first quarter of fiscal 2007 were $42.1 million compared to $40.3 million for the first quarter of fiscal 2006, representing a $1.7 million, or 4%, increase. The increase in sales during the first quarter of 2007 is attributable to an increase of $3.9 million in sales in our military boot segment and an increase of $2.5 million in sales in our accessories segment, offset by a decrease in sales in our footwear and apparel and premium footwear segments. In our military boot segment, sales to the DoD increased $825,000 in the first quarter of 2007 compared to the first quarter of 2006. In addition to the increase in sales to the DoD, net sales during the current year included two large government orders, totaling $3.1 million, which shipped during the first quarter. In our accessories division, sales to Wal-Mart increased $2.6 million during the current year compared to the comparable period in 2006, offset partially by a decrease in sales to other customers.

Consolidated Gross Profit

Consolidated gross profit for the first quarter of fiscal 2007 decreased 5% to $15.0 million as compared to $15.7 million for the comparable prior year period. Gross profit as a percentage of net sales decreased to 36% compared to 39% in the comparative prior year period. The decrease in gross profit and gross profit as a percentage of sales is primarily attributable to an increase in sales associated with our military boot and accessories segments which generate lower gross margins than our footwear and apparel segments.

Consolidated Operating Expenses

Consolidated selling, general and administrative, or SG&A, expenses were $12.6 million, or 30% of net sales, for the first quarter of fiscal 2007 as compared to $11.7 million or 29% of net sales for the first quarter of fiscal 2006. The increase in SG&A expenses in the first quarter of fiscal 2007 is primarily attributable to increased spending on legal, tax and auditing fees and initiatives addressing Sarbanes Oxley compliance and FIN 48 implementation.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the first quarter of fiscal 2007 and 2006, we recognized $35,000 and $45,000, respectively, in compensation costs for the vesting of stock options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Consolidated Other Expenses (Income) — Net

Consolidated “Other expenses (income) — net” totaled $6,000 for the first quarter of fiscal 2007 which consisted primarily of losses on the sale of property and equipment. Other expenses (income) – net totaled $1.4 million in other income for the first quarter of fiscal 2006 which primarily consisted of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition. On January 8, 2006 we entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which we acquired Altama. As a result of the agreement, the total price paid by us for Altama was reduced approximately $1.5 million in cash, 196,967 in Phoenix Footwear shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction we recorded a net gain of $1.5 million in the first quarter of fiscal 2006.

Consolidated Interest Expense

Consolidated interest expense for the first quarter of fiscal 2007 was $1.6 million as compared to $1.4 million for the first quarter of fiscal 2006. The increase in interest expense during fiscal 2007 was a result of increased levels of increased interest rates.

Consolidated Income Tax Provision

The Company records a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realized deferred tax assets.

The Company realized an effective tax rate of 43.1% for the first quarter ended March 31, 2007 compared to an effective tax rate of 25.0% for the first quarter ended April 1, 2006. The increase in the effective tax rate is primarily due to a non-recurring, non-taxable net gain recorded in the first quarter ended April 1, 2006 related to the Altama purchase price reduction transaction.

The Company anticipates an actual effective tax rate of approximately 43.1% for fiscal 2007.

Consolidated Net Earnings

Our net earnings for the first quarter of fiscal 2007 were $414,000 as compared to $3.0 million for the first quarter of fiscal 2006. Our net earnings per diluted share was $0.05 for the first quarter of fiscal 2007 as compared to $0.37 per diluted share for the comparable period of fiscal 2006. The decrease in net earnings is attributable to lower overall gross margins realized in our military boot and accessories segments during the first quarter of 2007, and the $1.5 million net gain we recorded in the first quarter of fiscal 2006 associated with the Altama purchase price reduction transaction.

Footwear and Apparel Business

Net Sales

Net sales for the first quarter of fiscal 2007 were $17.6 million compared to $18.8 million for the first quarter of fiscal 2006, representing a 6% decrease. Net sales for our Royal Robbins brand decreased $1.1 million, or 10%, and sales for our SoftWalk brand decreased $310,000, or 9%, which were partially offset by an increase of approximately $92,000, or 2%, in our Trotters brand for the comparative period. During the first quarter of fiscal 2007 we made our first shipments of footwear under a previously signed license with American Red Cross. These shipments resulted in net sales of $136,000 during the quarter. The decrease in our Royal Robbins brand net sales for the current quarter as compared to the prior year comparable period was primarily attributable to lower sales volumes related to the loss of two large customers offset by lower close-out sales during the current fiscal quarter for our Trotters brand.

Gross Profit

Gross profit for the first quarter of fiscal 2007 decreased 7% to $8.5 million as compared to $9.2 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales decreased to 48% compared to 49% in the prior comparative fiscal quarter. The decrease in gross profit dollars primarily relates to decreased sales in our Royal Robbins and SoftWalk brands, partially offset by an increase in sales in our Trotters brand. The decrease in gross profit as a percentage of sales is primarily a result of a change in product sales mix within this segment.

Operating Expenses

SG&A expenses were $4.4 million, or 25% of net sales in this segment for the first quarter of fiscal 2007 as compared to $4.6 million or 25% of net sales for the comparable period of fiscal 2006. The decrease in SG&A expenses in the first quarter of fiscal 2007 can be attributed to efficiencies that were recognized in the operations of our warehouse locations for the brands included in this segment. Decreases in spending during the current year first quarter on marketing and promotional programs also contributed to the decrease in SG&A expenses.

Premium Footwear Business

Net Sales

Net sales for the first quarter of fiscal 2007 were $3.2 million compared to $6.7 million for the first quarter of fiscal 2006, representing a $3.5 million decrease. This decrease is primarily attributable to a decrease in sales for our H.S. Trask brand which resulted from an initiative begun in the fourth quarter of 2006 which included updating and redesigning the product line. These updated products are currently being developed and we expect to see an increase in sales for this brand later in 2007 as the new styles become available for shipment to our customers. The Tommy Bahama footwear brand also saw a decrease in net sales during the first quarter of 2007 as compared to the first quarter of 2006 which was a result of the repositioning of the brand and the development of new styles. The new Tommy Bahama styles began shipping in January 2007 and we expect shipments will continue to increase throughout 2007 as more styles become available. The Tommy Bahama accessories line is included in our accessories segment during fiscal 2007, while it was included in the premium footwear segment during the first quarter of fiscal 2006 and included net sales totaling $604,000 during the first quarter of 2006.

Gross Profit

Gross profit for the first quarter of fiscal 2007 decreased to $1.3 million as compared to $1.7 million for the comparable prior fiscal year while gross profit as a percentage of net sales increased from 26% to 40% for the same comparable period. The increase in gross profit margin as a percentage of sales resulted from a lower level of close-out sales in the current quarter as compared to the prior year period which included our transition out of the old Tommy Bahama line and lower margin sales in our Lady Trask and discontinued Colter Creek brand.

Operating Expenses

SG&A expenses were $2.2 million or 70% of net sales in this segment for the first quarter of fiscal 2007 as compared to $2.2 million or 33% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses as a percentage of sales is a result of our continued investment in the product design and development of our Tommy Bahama Footwear and H.S. Trask brands.

Military Boot Business

Net Sales

Net sales for the first quarter of fiscal 2007 were $11.1 million for the Military Boot segment an increase of 54% as compared to $7.2 million of net sales for the prior year quarter. Sales to the DoD were $5.9 million or 53% of total net sales for our military boot business and sales to commercial customers were $5.2 million or 47% of total net sales for our military boot business. In addition to the increase in sales to the DoD, commercial sales increased $3.1 million in the current year period related primarily to two large government orders, Our latest DoD contract expired September 30, 2006. We submitted a bid proposal for a new contract with the DoD on August 2, 2006 and expect to be notified by the DoD of a contract award, if any, in the first half of fiscal 2007, although there can be no assurance as to when we will be notified or whether we will be successful in receiving an award. As of March 31, 2007 we had approximately 31,000 pairs of firm military boot delivery orders from the DoD and another U.S. government agency which are expected to be delivered during the second quarter of fiscal 2007.

Gross Profit

Gross profit for the first quarter of fiscal 2007 was $1.8 million or 16% of net sales for this segment as compared to gross profit of $2.0 million or 28% for the first quarter of fiscal 2006. The decrease in gross profit dollars and as a percentage of sales was primarily attributable to an increase in sales to non-DoD U.S. government agencies which generate lower gross margins than sales to our other commercial customers.

Operating Expenses

Direct SG&A expenses were $878,000 or 8% of net sales for this segment for the first quarter of fiscal 2007, compared to $921,000 or 13% of net sales for the first quarter of fiscal 2006. This decrease in direct SG&A expenses in fiscal 2007 as compared to the prior year period is attributable to relocation expenses associated with a change in third party distribution services and the relocation of the brand’s sales office which both occurred during the first quarter of 2006. In addition, operating efficiencies were recognized during the first quarter of the current year at our third party warehouse location.

Accessories Business

Net Sales

Net sales for the first quarter of fiscal 2007 were $10.2 million compared to $7.7 million for the first quarter of fiscal 2006. The increase is primarily due to increased sales of approximately $2.6 million to Wal-Mart during the current year. An additional increase is related to our Tommy Bahama accessories line which is included in our accessories segment during 2007, while it was included in the premium footwear segment during the first quarter of fiscal 2006. Net sales related to Tommy Bahama accessories during the first quarter of 2007 was $318,000.

Gross Profit

Gross profit for the first quarter of fiscal 2007 was $3.4 million, or 33% of net sales, compared to gross profit for the first quarter of fiscal 2006 of $2.7 million, or 35% of net sales. The decrease in gross profit as a percentage of sales during 2007 is a result of an increase in sales to mass merchant customers, which includes Wal-Mart, which generate lower gross margin sales than Chambers’ other wholesale customers.

Operating Expenses

Operating expenses for the first quarter of fiscal 2007 totaled $2.4 million compared to $2.3 million for the first quarter of fiscal 2006. The increase in operating expenses is due to increased expenses associated with supporting higher sales volumes for this segment.

Seasonal and Quarterly Fluctuations

The following sets forth our consolidated net sales and income (loss) from operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$40,342	$34,871	$36,453	$28,923
Income (loss) from operations	$5,410	$935	$2,076	$(28,310)

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$42,074	$—	$—	$—
Income from operations	$2,305	$—	$—	$—

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

The consolidated financial statements have been prepared assuming that we will continue as a going concern. As of March 31, 2007 and December 30, 2006, we were in default with the financial covenants under our credit agreement. On May 14, 2007 and March 30, 2007, we received a waiver of the financial covenant defaults. We expect that we will not meet certain of these financial covenants during future quarters in 2007, including as of the end of the second quarter. We are discussing with our bank a waiver and amendment of the financial covenants to align with our expected financial performance during fiscal 2007.

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

At March 31, 2007, our outstanding credit facility balance was $56.0 million consisting of the revolving credit facility and our term loans of $22.8 million and $33.2 million, respectively. At December 30, 2006 our outstanding credit facility balance was $54.0 million consisting of the revolving credit facility and our term loans of $20.0 million and $34.0 million, respectively. Our available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was approximately $4.3 million at December 30, 2006, and net of outstanding letters of credit of $509,000 was approximately $4.7 million at March 31, 2007.

We have implemented and are implementing initiatives to reduce the working capital required for our business including reducing inventory and installing a new credit platform. As discussed above, we are in default of our financial covenants as of March 31, 2007. Accordingly, we have reclassified our long-term debt as current liabilities as of the end of the first quarter of fiscal 2007 and as of the end of fiscal 2006 in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor.

The following table sets forth our change in cash flow:

	Three Months ended
	March 31, 2007	April 1, 2006
	(In thousands)
Cash used in Operating Activities	$(413)	$(4,414)
Cash used in Investing Activities	$(210)	$(258)
Cash provided by Financing Activities	$2,050	$4,644

Net Increase (decrease) in Cash	$1,427	$(28)

Cash Flows Used in Operations. During the first quarter of fiscal 2007 our net cash used in operating activities was $413,000 compared to $4.4 million net cash used in operating activities during the comparable period of fiscal 2006. The increase in operating cash inflows from the prior year is due primarily to a net increase in accounts payable and accrued liabilities along with a decrease in accounts receivable and inventory, offset by a decline in net earnings during the current period. The use of cash in operations in the first quarter of each fiscal year is consistent with the seasonal nature of our business when we typically use cash to acquire inventory while experiencing increased sales with payment terms that extend into our second quarter.

Working capital at the end of the first quarter of fiscal 2007 was a net deficit of approximately $8.2 million, compared to a net deficit of approximately $9.5 million at the end of fiscal 2006. During fiscal 2006 and continuing into fiscal 2007, we have taken a number of steps to reduce the working capital required to run our business. This includes the reduction of inventory used in running our brands and converting to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt), was 2.0 at March 31, 2007, as compared to 3.1 at December 30, 2006. Current assets at the end of the first quarter of fiscal 2007 increased $8.2 million from fiscal 2006. Accounts receivable days sales outstanding decreased from 80 days as of the end of fiscal 2006 to 58 days at the end of the first quarter of fiscal 2007, reflective of seasonality and increased collection efforts.

Investing Activities. In the first quarter of fiscal 2007, our cash used in investing activities totaled $210,000 compared to cash used totaling $258,000 in the comparable period of fiscal 2006. During the first quarter of fiscal 2007 and fiscal 2006 cash used in investing activities was primarily due to improvements at our manufacturing facilities, further enhancement of our e-commerce platform and expenditures incurred in the continued integration of our operations across all brands.

For fiscal 2007, we anticipate capital expenditures of approximately $900,000, which will consist generally of new computer hardware and software, further development of an e-commerce platform for our brands and investment in new machinery and equipment for our manufacturing facilities to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2007 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.

Financing Activities. For the first quarter of fiscal 2007, our net cash provided by financing activities was $2.1 million compared to cash provided of $4.6 million for the comparable period of fiscal 2006. The cash provided in the current and prior year was primarily due to the proceeds from borrowings made on our revolving line of credit, partially offset by notes payable payments made. This cash was primarily used to purchase inventory to support our sales for the first quarters of each respective fiscal year.

Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Assuming there is no intervening acceleration of our bank indebtedness, our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility will be sufficient for the foreseeable future to fund operations, meet debt service and contingent earn-out payment requirements and fund capital expenditures other than future acquisitions.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Contractual Obligations

In the Annual Report on Form 10-K for the year ended December 30, 2006 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the quarter ended March 31, 2007, there have been no material changes in the contractual obligations specified except for the additional borrowings under our amended credit facility as described above.

Subsequent to the end of the quarter, we entered into an employment agreement with Cathy B. Taylor, our new Chief Executive Officer, effective April 23, 2007. The agreement is for a term of five years which, if not earlier terminated, will renew in successive one-year increments and provides, among other things,

•	an annual base salary of $550,000, with increases subject to Board of Directors performance and salary review;

•	an annual bonus of up to 120% of annual salary, based on brand financial performance targets;

•	moving and temporary livings expenses, as specified in the agreement, and reimbursement, vacations and medical insurance and other benefits, commensurate with other senior-level executives; and

•	an award of performance-based deferred stock awards covering up to 420,000 shares of common stock.

Ms. Taylor’s employment under the agreement is terminable for any reason by the Company, with or without cause, at any time. Upon termination without cause or at any time by Ms. Taylor for good reason, Ms. Taylor is entitled severance of continued annual salary payments for 18 months for termination prior to April 15, 2008, and 12 months for termination thereafter. She is also entitled to a pro rated portion of any bonus earned, if terminated during the last four months of a fiscal year. Additionally, if the termination is by her with good reason, or by the Company without cause, following a change of control, as defined in the agreement, all unvested performance-based deferred stock awards not previously forfeited vest. Lastly, she is entitled to severance of six months of continued salary payments it either party fails to renew the agreement following the initial five year term, or the successive one year terms thereafter

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. See “Contractual Obligations” above. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies

As of March 31, 2007, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 30, 2006, except for the following:

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is greater than 50% likely of being realized upon ultimate settlement.

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, the Company changed its accounting policy and began to classify interest expense and penalties on tax liabilities in income tax expense on its Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, in the Company’s Consolidated Statement of Earnings. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, the Company recognized an adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. The cumulative effect of FIN 48 on the Company’s accumulated deficit is as follows (in thousands):

Accumulated deficit, 12/30/06, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net earnings, three-months ended March 31, 2007	414

Accumulated deficit, 3/31/07	$(10,622)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” below and in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

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

Foreign Currency Fluctuations

As a majority of our purchasing commitments are denominated in U.S. dollars and all of our sales are denominated in U.S. dollars, we were not significantly exposed to fluctuations in foreign currency rates during the first quarter of fiscal 2007. In January of 2006, we established an operating presence in Canada and began selling our product into the Canadian market. As the volume of transactions in a foreign currency was relatively low in the first quarter of fiscal 2007, we do not expect to experience significant exposure to foreign currency risk in fiscal 2007.

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We do not use derivative financial instruments to hedge this exposure nor does it enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

We are exposed to foreign currency exchange rate risk inherent primarily in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. The Company transacts business in two foreign currencies worldwide consisting of the Canadian Dollar and the Euro. For most foreign currency transactions, the Company is a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which the Company transacts significant amounts of business.

Interest Rate Fluctuations

We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At December 30, 2006 and March 31, 2007, we had $54.0 million and $56.0 million, respectively, in outstanding borrowings under our credit facility. Note 8 to the Company’s Consolidated Condensed Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 30, 2006 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). As of March 31, 2007, the Company’s risk factors have not materially changed from those disclosed in the Company’s in the Annual Report on Form 10-K for the year ended December 30, 2006, except as follows:

Defaults under our secured credit arrangement could result in expensive refinancing, dilutive stock issuances, or an acceleration of bank debt and foreclosure on our assets by our bank

We have a $62.0 million credit facility with our bank, under which we had $56.0 million outstanding as of March 31, 2007, including a $10.0 million first lien term loan with interest only payments through its maturity date of February 2008. In the future, we may incur additional indebtedness in connection with acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.

Under the prior credit facility, we were in default of some of our financial covenants as of the end of the first three quarters of fiscal 2006 but obtained waivers from our bank related to these violations. We modified these financial covenants in November 2006 when entering into our current facility. We were in default of four financial covenants under our current credit facility at December 30, 2006 and March 31, 2007. We received a waiver for these violations from our bank on March 30, 2007 and May 14, 2007. Without further modification, however, we anticipate not being able to meet these financial covenants for the remainder of fiscal 2007. We are currently in discussions with our lender to waive these defaults and further modify these financial covenants to levels better aligned with our expected ability to maintain compliance. There is no assurance that the required waiver or amendment will be provided by our bank.

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

We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants at March 31, 2007 under our amended and restated credit facility agreement with M&T Bank. On May 14, 2007, we obtained a waiver from our lender of these defaults, and are currently in discussions with the lender to amend these financial covenants under the credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment Agreement dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor (incorporated by reference to Exhibit 10.1 of Form 8-K dated April 23, 2007 (SEC file No. 001-31309))* **

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth E. Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

Date: May 15, 2007	/s/ Cathy B. Taylor
Cathy B. Taylor
President and Chief Executive Officer

Date: May 15, 2007	/s/ Kenneth E. Wolf
Kenneth E. Wolf
Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor (incorporated by reference to Exhibit 10.1 of Form 8-K dated April 23, 2007 (SEC file No. 001-31309))* **

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth E. Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.