Form 10-Q
period 2007-06-30
PHOENIX FOOTWEAR GROUP INC
filed 2007-08-14
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2007
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes to Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 30, 2006	3
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Earnings for the Three and Six Months Ended June 30, 2007 and July 1, 2006 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and July 1, 2006 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T. Controls and Procedures	26
PART II OTHER INFORMATION
Item 1A. Risk Factors	26
Item 3. Default upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits	27
Signatures	29

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,053	$845
Accounts receivable (less allowances of $1,802 and $1,923 in 2007 and 2006, respectively)	17,080	17,573
Inventories (less provision of $1,246 and $1,487 in 2007 and 2006, respectively)	24,284	28,057
Other current assets	3,126	2,519
Income tax receivable	2,865	2,503
Deferred income tax asset	1,591	1,494
Current assets of discontinued operations	8,563	7,490

Total current assets	58,562	60,481
PLANT AND EQUIPMENT — Net	3,777	4,084
OTHER ASSETS:
Goodwill	14,466	14,458
Unamortizable intangibles	11,393	11,393
Intangible assets, net	7,963	8,519
Other assets — net	50	50
Long-term assets of discontinued operations	8,359	8,447

Total other assets	42,231	42,867

TOTAL ASSETS	$104,570	$107,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$51,166	$53,966
Accounts payable	6,929	7,278
Accrued expenses	4,521	5,582
Other current liabilities	1,065	1,054
Income taxes payable	215	82
Current liabilities of discontinued operations	3,208	2,048

Total current liabilities	67,104	70,010
OTHER LIABILITIES:
Other long-term liabilities	1,381	1,419
Deferred income tax liability	4,159	4,159

Total other liabilities	5,540	5,578

Total liabilities	72,644	75,588
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,383,000 shares issued in 2007 and 2006	84	84
Additional paid-in-capital	46,204	45,921
Accumulated deficit	(11,551)	(10,884)
Accumulated other comprehensive gain (loss)	135	(18)

	34,872	35,103
Less: Treasury stock at cost, 338,000 and 459,000 shares in 2007 and 2006, respectively	(2,946)	(3,259)

Total stockholders’ equity	31,926	31,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,570	$107,432

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
NET SALES	$25,169	$28,373	$57,563	$57,539
COST OF GOODS SOLD	17,618	18,391	39,898	37,632

GROSS PROFIT	7,551	9,982	17,665	19,907

OPERATING EXPENSES:
Selling, general and administrative expenses	8,880	8,775	18,916	17,511
Other expenses (income) — net	—	829	6	(565)

Total operating expenses	8,880	9,604	18,922	16,946

OPERATING (LOSS) INCOME	(1,329)	378	(1,257)	2,961
INTEREST EXPENSE	602	649	1,220	1,244

(LOSS) EARNINGS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(1,931)	(271)	(2,477)	1,717
INCOME TAX (BENEFIT) PROVISION	(1,151)	(98)	(1,188)	104

NET (LOSS) EARNINGS BEFORE DISCONTINUED OPERATIONS	(780)	(173)	(1,289)	1,613

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 3)	(149)	(169)	774	1,075

NET (LOSS) EARNINGS	$(929)	$(342)	$(515)	$2,688

NET (LOSS) EARNINGS PER SHARE (Note 7)
BASIC:
CONTINUING OPERATIONS	$(.10)	$(.02)	$(.16)	$.20
DISCONTINUED OPERATIONS	(.02)	(.02)	.10	.14

NET (LOSS) EARNINGS	$(.12)	$(.04)	$(.06)	$.34

DILUTED:
CONTINUING OPERATIONS	$(.10)	$(.02)	$(.16)	$.20
DISCONTINUED OPERATIONS	(.02)	(.02)	.10	.13

NET (LOSS) EARNINGS	$(.12)	$(.04)	$(.06)	$.33

SHARES OUTSTANDING:
Basic	8,044,871	7,911,531	8,016,207	7,893,543

Diluted	8,044,871	7,911,531	8,016,207	8,265,301

NET (LOSS) EARNINGS	$(929)	$(342)	$(515)	$2,688
Other comprehensive earnings, net of tax:
Foreign currency translation adjustment	138	31	153	2

COMPREHENSIVE (LOSS) EARNINGS	$(791)	$(311)	$(362)	$2,690

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(515)	2,688
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	1,142	1,169
Provision for losses on accounts receivable	(121)	(41)
Allocation of shares in defined contribution plan	267	323
Loss on sale of property and equipment	4	90
Non-cash share-based compensation	62	81
Non-cash debt issuance cost amortization	284	157
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	614	(2,713)
Inventories — net	3,773	(3,340)
Other receivable	(66)	(41)
Other current assets	(406)	(1,097)
Income taxes receivable	(363)	—
Other non current assets	—	(28)
Increase (decrease) in:
Accounts payable	(349)	393
Accrued expenses	(1,061)	2,536
Other liabilities	(272)	(265)
Income taxes payable	122	(80)

Net cash provided by (used in) operating activities from continuing operations	3,115	(168)
Net cash provided by operating activities from discontinued operations	208	77

Net cash provided by (used in) operating activities	3,323	(91)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(289)	(446)
Proceeds from disposal of property and equipment	6	13

Net cash used in investing activities from continuing operations	(283)	(433)
Net cash used in investing activities from discontinued operations	(32)	(28)

Net cash used in investing activities	(315)	(461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable-line of credit	6,350	7,050
Repayments of notes payable and line of credit	(9,150)	(6,060)
Issuance of common stock	—	50

Net cash (used in) provided by financing activities from continuing operations	(2,800)	1,040

NET INCREASE IN CASH	208	488
CASH — Beginning of period	845	564

CASH — End of period	$1,053	$1,052

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$1,960	$2,579

Income taxes	$102	$1,700

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2006, the Company received 196,967 of its Common Stock previously held in escrow in connection with a reduction in the purchase price recorded for its acquisition of Altama in 2004 (see Note 13, Settlement of Claims)	$—	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Description of Business and Summary of Significant Accounting Policies

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature that are necessary for the fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2006. Amounts related to disclosures of December 30, 2006 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three and six months ended June 30, 2007, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2007, March 31, 2007 and December 30, 2006, the Company was not in compliance with the financial covenants under its credit agreement. The Company received a waiver for financial covenant defaults which existed as of March 31, 2007 and December 30, 2006. The Company has not requested a waiver for the June 30, 2007 default as it is discussing with its bank a replacement facility with improved financing rates and financial covenants to align with its reduced funding needs and increased borrowing capacity. Additionally, the Company expects that it will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. In addition, the Company has implemented and is implementing initiatives to reduce working capital requirements for its business, and on July 2, 2007, completed the sale of its wholly-owned subsidiary, Royal Robbins, to Kellwood Company.

If a refinancing cannot be successfully concluded, or if the Company has a future default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, the Company currently has insufficient cash to pay its bank debt in full. The expected inability to meet the financial covenants under the bank credit agreement and delay by the U.S. Department of Defense (“DoD”) in announcing awards of the military boot contract to replace the prior contract with the Company’s Altama subsidiary raises substantial doubt about the Company’s ability to continue as a going concern. In July 2007, the Company was notified by the DoD that it was awarded a new contract (see Note 15, Subsequent Event). The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

On March 31, 2006, the Company entered into an amendment to its credit facility to modify the financial covenants pertaining to the average borrowed funds to EBITDA ratio, fixed charge coverage ratio and the current ratio, for the remainder of fiscal 2006. Notwithstanding this amendment, the Company defaulted on the average borrowed funds to EBITDA ratio and fixed charge coverage ratio covenants as of the end of the first three quarters of fiscal 2006. The Company obtained a waiver from its bank for each of these violations and eleven one-month extensions of the bridge loan maturity date.

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

As of June 30, 2007, March 31, 2007 and December 30, 2006, the Company was in default with the financial covenants under its credit agreement. The Company received a waiver for financial covenant defaults which existed as of March 31, 2007 and December 30, 2006. The Company has not requested a waiver for the June 30, 2007 default as it is discussing with its bank a replacement facility with improved financing rates and financial covenants to align with its reduced funding needs and increased borrowing capacity. Additionally, the Company expects that it will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $2.4 million, was approximately $4.1 million at June 30, 2007.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Altama Delta Corporation, Altama Delta (Puerto Rico) Corporation, Chambers Belt Company, PXG Canada, Inc. and Phoenix Delaware Acquisition Company (“Tommy Bahama Footwear”). Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31st. The second quarters consisted of the 13 weeks ended June 30, 2007 and July 1, 2006.

Reclassifications

Certain reclassifications have been made to the three and six months ended 2006 financial statements to conform to the classifications used in 2007.

2. Income Taxes

The Company records a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. The Company’s effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. The Company considers these factors and others, including its history of generating taxable earnings, in assessing its ability to realize deferred tax assets.

The Company realized an effective tax rate of 60% for the second quarter ended June 30, 2007 compared to an effective tax rate of 36% for the second quarter ended July 1, 2006. The increase in the effective tax rate from 2006 is primarily due to a change in the apportionment of state taxes resulting from the movement of certain distribution facilities between states during 2006.

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

Upon the adoption of FIN No. 48, the Company recognized an adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense. During the quarter ended June 30, 2007 the Company recognized a charge of $6,000 related to interest. The cumulative effect of FIN 48 on the Company’s accumulated deficit is as follows (in thousands):

Accumulated deficit, 12/30/06, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net loss, six-months ended June 30, 2007	(515)

Accumulated deficit, 6/30/07	$(11,551)

3. Discontinued Operations

On July 2, 2007, Phoenix Footwear sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, to Kellwood Company, a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri and, concurrently, PXG Canada sold certain assets and assigned certain obligations of PXG Canada that related solely to PXG Canada’s business devoted to the purchasing, marketing, distribution and sale of Royal Robbins branded products to Canadian Recreation Products, Inc., a wholly-owned subsidiary of Kellwood (See Note 15, Subsequent Event).

The results of the Royal Robbins business, previously included in the footwear and apparel segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and July 1, 2006. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), interest expense incurred on the debt that was required to be repaid as a result of the sale was allocated to discontinued operations for the periods presented and is included in Cost of Sales and Expenses. During the three and six month periods ended June 30, 2007 interest expense allocated to discontinued operations was approximately $932,000 and $1.9 million, respectively. During the three and six month periods ended July 1, 2006 interest expense allocated to discontinued operations was approximately $821,000 and $1.6 million, respectively.

The following table summarizes the results of the Royal Robbins business:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Net Sales	$6,371	$6,498	$16,051	$17,674
Cost of Sales and Expenses	6,181	6,762	14,587	15,885

Income (loss) before Income Taxes	190	(264)	1,464	1,789
Income Tax Expense (Benefit)	339	(95)	690	714

(Loss) Income from Discontinued Operations	$(149)	$(169)	$774	$1,075

Assets and liabilities of Royal Robbins included in the Condensed Consolidated Balance Sheets are summarized as follows:

	June 30, 2007	December 30, 2006
	(In thousands)
Assets
Cash	$2	$1
Accounts receivable, net	3,333	3,259
Inventories, net	4,474	4,132
Other current assets	624	98
Deferred income tax asset	130	—

Total Current Assets	$8,563	$7,490

Plant and equipment, net	255	287
Goodwill and Intangible Assets	8,104	8,160

Total Long-Term Assets	$8,359	$8,447

Liabilities
Accounts Payable	1,941	1,283
Accrued Liabilities	447	765
Income Taxes Payable	820	—

Total Liabilities	$3,208	$2,048

4. Inventories

The components of inventories as of June 30, 2007 and December 30, 2006, net of reserves are as follows:

	June 30, 2007	December 30, 2006
	(In thousands)
Raw materials	$2,933	$4,015
Work in process	664	1,305
Finished goods	20,687	22,737

	$24,284	$28,057

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill and non-amortizable intangible assets during the first two quarters of fiscal 2007 are as follows:

	Goodwill	Non-Amortizable Intangibles
	(In thousands)
Balance at December 30, 2006	$14,458	$11,393
Cumulative tax effect of adoption of FIN 48	8	—

Balance at June 30, 2007	$14,466	$11,393

The changes to Goodwill during the first two quarters of fiscal 2007 relate to the cumulative tax effect of the adoption of FIN 48 for the Company’s Altama brand. There were no changes in nonamortizable intangible assets during the first half of fiscal 2007.

The changes in the carrying amounts of amortizable intangible assets during the first two quarters of fiscal 2007 are as follows:

	Gross	Amortizable Intangibles Amortization	Net
	(In thousands)
Balance at December 30, 2006	$10,406	$(1,887)	$8,519

Amortization Expense	—	(556)	(556)

Balance at June 30, 2007	$10,406	$(2,443)	$7,963

Changes in amortizable intangibles during the first and second quarters of fiscal 2007 related to the amortization of other intangibles.

Intangible assets consist of the following as of June 30, 2007 and December 30, 2006:

	Useful Life (Years)	June 30, 2007	December 30, 2006
		(In thousands)
Non-amortizing:
Trademarks and tradenames	—	$5,410	$5,410
DoD relationship	—	5,983	5,983

Total		$11,393	$11,393

Amortizing:
Customer lists	1-20	$7,605	$7,605
Covenant not to compete	2-5	2,776	2,776
Other	5	25	25
Less: Accumulated Amortization		(2,443)	(1,887)

Total		$7,963	$8,519

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1 to 20 years. During the three and six month periods ended June 30, 2007 aggregate amortization expense was approximately $279,000 and $556,000, respectively. During the three and six month periods ended July 1, 2006 aggregate amortization expenses was approximately $295,000 and $594,000, respectively. Amortization expense related to intangible assets at June 30, 2007 for each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2007	$560
2008	1,131
2009	1,143
2010	864
2011	568
Thereafter	3,697

Total	$7,963

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company measures its Intangible Assets for impairment at least annually, and more often when events indicate that an impairment may exist. The Company performs a measurement for impairment on its reporting segments in December of each fiscal year with the exception of its accessories segment, which is measured in June of each fiscal year. In performing its impairment test of goodwill and intangible assets for its accessories segment, the Company determined that there was no impairment of goodwill and intangible assets related to its accessories segment at June 30, 2007.

6. Accounting for Stock-Based Compensation

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
		(In thousands)
Selling, general and administrative	$27	$35	$62	$80

Pre-tax stock-based compensation expense	27	35	62	80
Income tax benefit	2	5	7	13

Total stock-based compensation expense	$25	$30	$55	$67

The Company did not grant stock option awards or modify any outstanding stock options during the three or six month periods ended June 30, 2007. The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at June 30, 2007 is $83,000 and the estimated weighted-average period of time over which this cost will be recognized is 1 year. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits in the first two quarters of 2007 that have been credited to additional paid-in capital.

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

	June 30, 2007	July 1, 2006
Expected life (years)	6	6
Risk-free interest rate	4.16%	4.16%
Expected volatility	44.26%	44.26%
Expected dividend yield	0.0%	0.0%

The following table summarizes the stock option transactions during the first two quarters of fiscal 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, expect per share and contractual life data)
Options outstanding December 30, 2006	668	$7.00

Granted	—	—
Exercised	—	—
Canceled	10	8.10

Options outstanding June 30, 2007	658	$6.99	5.8	$20

Options exercisable June 30, 2007	624	$7.04	5.7	$20

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options and rights exercised were $0 during the three and six months ended June 30, 2007 and July 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the first and second quarters of fiscal 2007 there were no stock options granted.

The Company’s Board of Directors approved the issuance of 260,000 Performance Stock Rights to Directors and certain officers and executive managers of the Company, subject to the approval of a form of award agreement by its Compensation Committee. The form of the awards agreement was approved by the Compensation Committee during September 2006. The outstanding Stock Rights have an expected weighted average remaining life of approximately 2.4 years. The Stock Rights that could vest upon achievement of the performance targets at June 30, 2007 total 774,000 shares, which includes 420,000 Performance Stock Rights which were granted to the Company’s new CEO during the second quarter of 2007. The Company will recognize compensation expense based on the fair value of the Stock Rights upon cliff-vesting. The Company deems Stock Rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The following table summarizes Performance Based Stock Rights outstanding as of June 30, 2007:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 30, 2006	399
Granted	423
Exercised	—
Cancelled	48

Stock Rights outstanding June 30, 2007	774	$2,553

7. Per Share Data

Basic net (loss) earnings from continuing operations per share is computed by dividing net (loss) earnings from continuing operations by the weighted average number of common shares outstanding for the period. Diluted net (loss) earnings from continuing operations per share is calculated by dividing net (loss) earnings from continuing operations and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings from continuing operations per share is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except per share data)
Basic net (loss) earnings from continuing operations per share:
Net (loss) earnings from continuing operations	$(780)	$(173)	$(1,289)	$1,613

Weighted average common shares outstanding	8,045	7,912	8,016	7,894
Basic net (loss) earnings from continuing operations per share	$(.10)	$(.02)	$(.16)	$0.20

Diluted net (loss) earnings from continuing operations per share:
Net (loss) earnings from continuing operations	$(780)	$(173)	$(1,289)	$1,613

Weighted average common shares outstanding	8,045	7,912	8,016	7,894
Effect of stock options outstanding	—	—	—	371

Weighted average common and potential common shares outstanding	8,045	7,912	8,016	8,265
Diluted net (loss) earnings from continuing operations per share	$(.10)	$(.02)	$(.16)	$0.20

Options and performance stock rights, to purchase shares of common stock which totaled 750,000 in the first six months of fiscal 2006, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 121,000 shares as of June 30, 2007, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for the purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During fiscal 2007, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of June 30, 2007. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

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

8. Contingent Liabilities and Contractual Obligations

The Company has various license agreements to manufacture and distribute products bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $575,000 and $936,000 for the three and six months ended June 30, 2007, respectively, and incurred royalty expense of approximately $571,000 and $1.1 million for the three and six months ended July 1, 2006, respectively. These amounts are included in the Company's cost of sales. The Company has various agreements in effect at June 30, 2007 which expire on various dates between 2007 and 2012. Future minimum royalty commitments under such license agreements at June 30, 2007 are as follows:

(In thousands)
2007	$2,091
2008	2,027
2009	2,037
2010	2,002
2011	2,463
Thereafter	1,152

Total	$11,772

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

On June 15, 2007, Tommy Bahama Group, Inc. filed a claim against The Walking Company in the United States District Court for the Northern District of Georgia, seeking undisclosed damages in excess of $75,000 and to enjoin it from using certain Tommy Bahama trademarks and images in its catalog, website and in store displays. The Company is a licensee of Tommy Bahama marks in connection with its Tommy Bahama Footwear line. The Walking Company claims it had permission from the Company to use the Tommy Bahama marks in this manner as part of the arrangement with the Company for the sale of Tommy Bahama footwear in The Walking Company retail stores and through its catalogs. On July 10, 2007, The Walking Company filed a third party claim against Phoenix Footwear for contribution and indemnification for the claims in Tommy Bahama Group's complaint, as well as an undisclosed amount of damages for breach of contract, fraudulent and negligent misrepresentation in connection with the purported agreement and alleged representations made about use of the Tommy Bahama marks in connection with entering into their sales arrangements, including recovery of its expenses in producing the marketing material. Although the Company believes that it has meritorious defenses and intends to vigorously defend this lawsuit, management cannot predict the outcome of this litigation.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2007, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

9. Debt

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

The Company was in default of four of its financial covenants as of June 30, 2007, March 31, 2007 and December 30, 2006. The Company obtained waivers from its bank with respect to its December 30, 2006 and March 31, 2007 defaults. The Company has not requested a waiver for the June 30, 2007 default as it is discussing with its bank a replacement facility with improved financing rates and financial covenants to align with its reduced funding needs and increased borrowing capacity. Additionally, the Company expects that it will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. Therefore, in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor (“EITF 86-30”), the Company reclassified its long-term debt as current liabilities as of the end of its second quarter ended June 30, 2007.

The available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $2.4 million, was approximately $4.1 million at June 30, 2007, and net of outstanding letters of credit of $1.9 million, was approximately $4.3 million at December 30, 2006.

Debt as of June 30, 2007 and December 30, 2006 consisted of the following:

	June 30, 2007	December 30, 2006
	(In thousands)
Term A payable to bank in variable quarterly installments through November 13, 2011, interest payable quarterly and bears an initial rate of LIBOR plus 4.0% (effective rate of 9.4% at June 30, 2007) (1)	$22,400	$24,000
Term B requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.0% (effective rate of 13.4% at June 30, 2007)	10,000	10,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest payable monthly and bears a rate primarily at LIBOR plus 3.5% (effective rate of 8.9% at June 30, 2007) (1)	18,766	19,966

	51,166	53,966
Less: current portion	51,166	53,966

Non-current portion	$—	$—

(1)	The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00%. per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan.

The aggregate principal payments of notes payable are as follows:

One year or less	$51,166
One to three years	—
Three to five years	—

Total	$51,166

10. Other expenses (income) — net

Other expenses (income) — net, totaled $0 and $6,000 in net expense for the three and six months ended June 30, 2007 and consisted primarily of losses on the sale of property and equipment. Other expenses (income) — net totaled $829,000 in net expense for the second quarter of fiscal 2006 which consisted primarily of severance costs associated with the departure of the Company’s CEO. Other expenses (income) — net totaled $565,000 in net income for the first two quarters of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related the Company’s Altama acquisition partially offset by severance expense associated with the departure of the Company’s CEO.

11. Operating Segment Information

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

On July 2, 2007, Phoenix Footwear sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, to Kellwood, a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri and, concurrently, PXG Canada sold certain assets and assigned certain obligations of PXG Canada that related solely to PXG Canada’s business devoted to the purchasing, marketing, distribution and sale of Royal Robbins branded products to Canadian Recreation, a wholly-owned subsidiary of Kellwood. The results of Royal Robbins, previously included in the footwear and apparel segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for all periods presented.

Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The following table summarizes sales to customers by operating segment that are 10% or greater.

	Customer Concentration Summary
	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Premium Footwear:
Tommy Bahama Retail	20%	16%	23%	13%
Nordstrom	18%	17%	11%	17%
Military:
Department of Defense	36%	60%	51%	66%
US Government	* %	* %	18%	*
Accessories:
Wal-Mart	66%	61%	66%	57%

*	Less than 10% for the period presented

No individual off-shore customer, excluding the Company’s Canadian subsidiary, represents more than 10% of net sales for any segment.

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
	(In thousands)
Net Revenues
Footwear and Apparel	$5,552	$5,237	$13,493	$12,839
Premium Footwear	2,897	5,596	6,110	12,290
Military Boots	5,354	6,512	16,420	13,698
Accessories	11,366	11,028	21,540	18,712

	$25,169	$28,373	$57,563	$57,539

Operating Income (loss)
Footwear and Apparel	$665	$1,064	$2,513	$2,818
Premium Footwear	(954)	303	(1,927)	(157)
Military Boots	137	377	1,039	1,474
Accessories	1,072	1,244	2,078	1,637
Reconciling Items(1)	(2,249)	(2,610)	(4,960)	(2,811)

	$(1,329)	$378	$(1,257)	$2,961

Depreciation and Amortization
Footwear and Apparel	$10	$13	$19	$69
Premium Footwear	29	55	57	114
Military Boots	198	194	394	379
Accessories	258	252	512	502
Reconciling Items(2)	81	53	160	105

	$576	$567	$1,142	$1,169

Capital Expenditures
Footwear and Apparel	$4	$—	$5	$42
Premium Footwear	—	2	—	7
Military Boots	32	64	77	173
Accessories	29	44	100	71
Reconciling Items(2)	10	81	107	153

	$75	$191	$289	$446

	As of June 30, 2007	As of December 30, 2006
	(In thousands)
Identifiable Assets
Footwear and Apparel	$11,743	$12,582
Premium Footwear	6,157	7,320
Military Boots	9,189	14,439
Accessories	25,250	23,792
Discontinued Operations	9,438	8,453
Goodwill
Footwear and Apparel	1,949	1,949
Premium Footwear	162	162
Military Boots	6,663	6,655
Accessories	5,692	5,692
Discontinued Operations	4,894	4,894
Non-amortizable intangibles
Footwear and Apparel	—	—
Premium Footwear	590	590
Military Boots	8,133	8,133
Accessories	2,670	2,670
Discontinued Operations	2,590	2,590
Reconciling Items(3)	9,450	7,511

	$104,570	$107,432

(1)	Represents corporate general and administrative expenses and other income (expense) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in corporate expenses during fiscal 2007 is due to the $1.5 million net gain related to the Altama purchase price reduction settlement recognized during the first quarter of fiscal 2006, in addition to increased spending on legal, tax and auditing fees and initiatives addressing Sarbanes Oxley compliance and FIN 48 implementation during fiscal 2007.

(2)	Represents capital expenditures and depreciation of the Company’s corporate office not utilized by management in determining segment performance.

(3)	Identifiable assets are comprised of net receivables, net inventory, certain property, plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the four segments and includes amortizable intangibles and other assets.

12. Related Parties

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Managers of the Company’s Chambers Belt and Tommy Bahama Footwear brands, who are former principals of Chambers Belt prior to the Company’s 2005 acquisition of the brand, each own an equity interest in Maquiladora Chambers de Mexico, S.A. As of June 30, 2007 and December 30, 2006, there was $0 due to or from the Company from Maquiladora Chambers de Mexico, S.A. For the three and six months ended June 30, 2007, the Company purchased a total of $594,000 and $1.1 million, respectively, and for the three and six months ended July 1, 2006, the Company purchased a total of $462,000 and $843,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

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

14. Recent Accounting Pronouncements

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

15. Subsequent Event

On July 9, 2007, the Defense Supply Center Philadelphia (the “DSCP”) of the United States Department of Defense awarded Altama a contract to furnish hot weather infantry combat boots. The contract contains an initial one year term with four one year extension options available to the DSCP. The contract is a fixed price with economic price adjustment, indefinite delivery, and indefinite quantity contract. The contract provides for a minimum of approximately 83,000 pairs, for a fixed price of approximately $5.0 million, and a maximum of approximately 337,000 pairs, for a fixed price of approximately $20.4 million, in contract year one. It also provides for a minimum of approximately 61,000 pairs and a maximum of approximately 308,000 pairs in each of the next four contract option years. As a result, there can be no assurance of the ultimate number of combat boots that the DSCP will purchase under the contract.

On July 2, 2007, Phoenix Footwear sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, to Kellwood, a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri and, concurrently, PXG Canada sold certain assets and assigned certain obligations of PXG Canada that related solely to PXG Canada’s business devoted to the purchasing, marketing, distribution and sale of Royal Robbins branded products to Canadian Recreation.

At closing, the aggregate cash consideration of $38 million anticipated to be paid under the stock purchase agreement and the asset purchase agreement was reduced by $132,529, resulting from the preliminary closing date working capital being less than $6.5 million pursuant to the working capital collar formula. The final closing date working capital adjustment remains subject to post-closing review by Kellwood and Phoenix Footwear. As a result, the closing date working capital adjustment may be further adjusted up or down. The purchase price was determined through arms-length negotiations between the parties. In addition to the aggregate cash consideration, Canadian Recreation assumed certain accounts payable owed by PXG Canada to Phoenix Footwear in an amount not to exceed $750,000. The accounts payable are required to be paid by Canadian Recreation within 45 days of the closing. Phoenix Footwear preliminarily estimates it will record a gain of approximately $22.9 million as a result of this sale.

As part of the transactions, Phoenix Footwear caused a $3 million standby letter of credit to be issued by Phoenix Footwear’s lender for Kellwood’s benefit to partially fund indemnification payments. Phoenix Footwear will maintain the $3 million standby letter of credit for eighteen months following the closing, subject to reduction on the first anniversary of the closing to an amount equal to the greater of $1.5 million or the amount of all unresolved indemnification claims of Kellwood, if any, made under the stock purchase agreement.

Also as part of the transactions, on July 2, 2007, Phoenix Footwear and M&T entered into a termination agreement (the “Termination Agreement”), with respect to the termination of certain agreements executed by Royal Robbins and PXG Canada in connection with Phoenix Footwear’s Amended and Restated Credit Facility Agreement. Approximately $35.2 million of the net proceeds from the aforementioned sale transactions were used by Phoenix Footwear to pay down the outstanding indebtedness owed by Phoenix Footwear to M&T under the Credit Agreement. The Termination Agreement terminated all security agreements, guaranties, financing statements and other collateral arrangements that created or granted or lien, security interest or other encumbrance on the assets or capital stock of Royal Robbins and terminated all security agreements, financing statements or other collateral documents that created or granted a lien, security interest or other encumbrance on the assets of PXG Canada sold to Canadian Recreation under the asset purchase agreement.

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

References to our “fiscal 2005” refer to our fiscal year ended December 31, 2005, references to our “fiscal 2006” refer to our fiscal year ended December 30, 2006, and references to our “fiscal 2007” refer to our fiscal year ending December 29, 2007.

Overview

We design, develop and market a diversified selection of men’s and women’s footwear, belts, and outdoor apparel. In addition, we design and manufacture military combat and uniform boots. Our brands include the Tommy Bahama®, Trotters®, SoftWalk®, H.S. Trask® footwear, Altama® boots and Chambers Belts®. Through a series of acquisitions, we have built this portfolio of brands that we believe provide us with organic growth potential. We may continue to build our portfolio of brands through acquisitions of footwear, apparel or related products; however, we have no present plans to do so. Rather, our current focus is on building value within these existing brands through investments in key personnel, product development and operating process improvements and expanding the distribution of our products.

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

We are continuing to integrate the brands we have acquired and are focused on improving our operational efficiencies. In this regard, we have undertaken initiatives to attract the human resources necessary to succeed, strengthen our balance sheet, improve our operating margins and invest in organic growth projects.

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

Balance Sheet Strengthening. During fiscal 2006 and continuing into fiscal 2007 we have taken a number of steps to reduce the working capital required to run our business. First among these is the reduction of inventory used in running our brands. We have sold off considerable amounts of excess inventory and are installing inventory management practices to reduce standard inventory levels which we believe will help substantially reduce the units and value of inventory necessary to operate our brands. In addition, we are converting to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs. Lastly, on July 2, 2007, we sold our Royal Robbins subsidiary, and related brand assets from our PXG Canada subsidiary, to Kellwood Company, a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri. Thus far we have used a portion of the net proceeds from the sale to pay down $35.2 million of our bank debt and preliminarily estimate that we will record a gain of approximately $22.9 million as a result of this sale. We plan to utilize the remaining net proceeds to further pursue our growth strategy of strengthening our remaining brands. As a result of the sale, we have reported the results of our Royal Robbins business as discontinued operations for all current and prior periods presented, pursuant to SFAS No. 144 “Accounting for the Disposal of Long-Lived Assets”.

Operating Margin Improvements. We have several initiatives which in the near term have suppressed margins, but which we believe will lead to improvement in our operating margins over the course of fiscal 2007. Our emphasis on inventory reduction, particularly closeout and slower moving goods, yielded gross margins which were below the normalized rates for several of our brands in fiscal 2005 and fiscal 2006. We were particularly aggressive in the last part of fiscal 2006 and first part of fiscal 2007 and as a result have inventory levels which we expect should generate considerably better gross margins. We are also in the process of making substantial changes to our footwear sourcing network which we expect will further improve gross margins and pricing flexibility in the later part of fiscal 2007 and beyond. This past year we closed a significant number of third party sourcing relationships, as well as opened up a second foreign sourcing office. We currently have duplicative costs within our sourcing operations as we complete this migration, but expect to see both the elimination of these additional costs and product from the new sources enter our supply system over the course of fiscal 2007. Lastly, we are undertaking the consolidation of our distribution facilities into a single, unified and state of the art warehousing chain. Concurrent with our realigned sourcing operations we expect this to yield more efficient and timely fulfillment of our customer requirements.

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

Fiscal Quarter Ended June 30, 2007 Compared to Fiscal Quarter Ended July 1, 2006.

	Fiscal Quarter Ended
	June 30, 2007		July 1, 2006		Increase (Decrease)
			(In thousands)
Net sales	$25,169	100%	$28,373	100%	$(3,204)	(11)%
Cost of goods sold	17,618	70%	18,391	65%	(773)	(4)%

Gross profit	7,551	30%	9,982	35%	(2,431)	(24)%
Operating expenses:
Selling, general and administrative expense	8,880	35%	8,775	31%	105	1%
Other expense (income) — net	—	—%	829	3%	(829)	(100)%

Total operating expenses	8,880	35%	9,604	34%	(724)	(8)%

Operating (loss) income	(1,329)	(5)%	378	1%	(1,707)	(* )%
Interest expense	602	(3)%	649	2%	(47)	(7)%

Loss before income taxes and discontinued operations	(1,931)	(8)%	(271)	(1)%	(1,660)	* %
Income tax (benefit) provision	(1,151)	(5)%	(98)	(* )%	(1,053)	* %

Net loss before discontinued operations	(780)	(3)%	(173)	(1)%	(607)	* %
(Loss) income from discontinued operations	(149)	(1)%	(169)	(* )%	20	(12)%

Net loss	$(929)	(4)%	$(342)	(1)%	$(587)	* %

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales from continuing operations for the second quarter of fiscal 2007 were $25.2 million compared to $28.4 million for the second quarter of fiscal 2006, representing a $3.2 million, or 11%, decrease. The decrease in sales from continuing operations during the second quarter of 2007 is attributable to a decrease of $2.7 million in sales in our premium footwear segment and a decrease of $1.2 million in sales in our military boot segment, offset slightly by an increase in sales in our footwear and apparel and accessories segments. In our military boot segment, sales to the DoD decreased $2.4 million in the second quarter of 2007 compared to the second quarter of 2006. In our premium footwear segment, the decrease is primarily attributable to a decrease in sales for our Tommy Bahama footwear brand which was a result of the repositioning of the brand and the development of new styles.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit from continuing operations for the second quarter of fiscal 2007 decreased 24% to $7.6 million compared to $10.0 million for the comparable prior year period. Gross profit as a percentage of net sales from continuing operations decreased to 30% compared to 35% in the comparative prior year period. The decrease in gross profit and gross profit as a percentage of sales is primarily attributable to increased sales discounts and allowances related to our premium footwear segment, higher manufacturing costs associated with lower production volumes at our military segment and additional sourcing and logistics costs incurred in connection with our product sourcing transition during the period from Brazil to China.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative, or SG&A, expenses from continuing operations were $8.9 million, or 35% of net sales, for the second quarter of fiscal 2007 compared to $8.8 million or 31% of net sales for the second quarter of fiscal 2006. The increase in SG&A expenses from continuing operations in the second quarter of fiscal 2007 is primarily attributable to increased spending on design costs, offset by decreased spending on advertising and marketing programs, decreased headcount, in addition to efficiencies recognized in our warehousing and shipping departments.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the second quarter of fiscal 2007 and 2006, we recognized $27,000 and $35,000, respectively, in compensation costs for the vesting of stock options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Consolidated Other Expenses (Income) — Net, from Continuing Operations

Consolidated “Other expenses (income) — net” from continuing operations totaled $829,000 in other expense for the second of quarter fiscal 2006 which consisted primarily of severance costs associated with the departure of the Company’s CEO.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense from continuing operations for the second quarter of fiscal 2007 was $602,000, compared to $649,000 for the second quarter of fiscal 2006. The consistency of interest expense between the two periods is a result of increased interest rates during fiscal 2007, offset by a lower debt balance at the end of the current period, compared to the prior year.

Consolidated Income Tax Provision from Continuing Operations

The Company records a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

The Company realized an effective tax rate of 60% for the second quarter ended June 30, 2007, compared to an effective tax rate of 36% for the second quarter ended July 1, 2006. The increase in the effective tax rate is primarily due to a change in the apportionment of state income taxes.

Consolidated Net Loss from Continuing Operations

Our net loss from continuing operations for the second quarter of fiscal 2007 was $780,000, compared to net loss from continuing operations of $173,000 for the second quarter of fiscal 2006. Our net loss per diluted share from continuing operations was $0.10 for the second quarter of fiscal 2007, compared to net loss per diluted share from continuing operations of $0.02 for the comparable period of fiscal 2006. The increase in our net loss from continuing operations is attributable to lower overall gross margins realized in our premium footwear, military boot and accessories segments during the second quarter of 2007.

Net Loss from Discontinued Operations

Pursuant to our Board of Directors’ approval of the plan to sell our wholly-owned subsidiary, Royal Robbins, and related Canadian operations, to Kellwood, all operating results related to Royal Robbins have been reclassified and included in discontinued operations. For the three months ended June 30, 2007, and July 1, 2006, net loss from discontinued operations was $149,000 and $169,000, respectively.

Footwear and Apparel Business

Net Sales

Net sales for the second quarter of fiscal 2007 were $5.6 million, compared to $5.2 million for the second quarter of fiscal 2006, representing a 6% increase. Net sales for our Trotters brand increased $444,000, or 15%, and was partially offset by a decrease of approximately $154,000, or 7%, in our SoftWalk brand for the comparative period. During the first quarter of fiscal 2007 we made our first shipments of footwear under a previously signed license with American Red Cross. These shipments resulted in net sales of $37,000 during the second quarter of 2007. The increase in sales for our Trotters brand was primarily attributable to increased international sales, offset by increased sales at close-out prices during the current fiscal quarter for our SoftWalk brand, which translated to lower overall sales for the brand.

Gross Profit

Gross profit for the second quarter of fiscal 2007 was $2.4 million, compared to $2.5 million for the prior fiscal year period. Gross margin in this segment as a percentage of net sales decreased to 44% compared to 48% in the prior comparative fiscal quarter. The decrease in gross profit dollars primarily relates to an increase in close-out sales in our SoftWalk and Trotters brands. The decrease in gross profit as a percentage of sales is primarily a result of a change in product sales mix within this segment.

Operating Expenses

SG&A expenses were $1.7 million or 31% of net sales in this segment for the second quarter of fiscal 2007, compared to $1.4 million or 27% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses in the second quarter of fiscal 2007 can be attributed to the bankruptcy of a large customer during the current quarter, resulting in bad debt expense of approximately $130,000. Increases in spending during the current year second quarter on marketing and promotional programs also contributed to the increase in SG&A expenses.

Premium Footwear Business

Net Sales

Net sales for the second quarter of fiscal 2007 were $2.9 million, compared to $5.6 million for the second quarter of fiscal 2006, representing a $2.7 million decrease. This decrease is primarily attributable to a decrease in sales for our Tommy Bahama footwear brand during the second quarter of 2007, compared to the second quarter of 2006 which was a result of the repositioning of the brand and the development of new styles. The new Tommy Bahama styles began shipping in January 2007 and we expect shipments will continue to increase throughout 2007 as more styles become available. In addition, the Tommy Bahama accessories line is included in our accessories segment during fiscal 2007, while prior to May 2006, it was included in the premium footwear segment. Total net sales for the Tommy Bahama accessories line included in this segment during the second quarter of fiscal 2006 was approximately $161,000.

Gross Profit

Gross profit for the second quarter of fiscal 2007 decreased to $861,000, compared to $2.1 million for the comparable prior fiscal year while gross profit as a percentage of net sales decreased from 38% to 30% for the same comparable period. The decrease in gross profit margin as a percentage of sales resulted from a decrease in direct to consumer sales, which generate a higher gross profit, for our H.S. Trask brand during the quarter, in addition to an increase in product sales at close-out prices.

Operating Expenses

SG&A expenses were $1.8 million or 63% of net sales in this segment for the second quarter of fiscal 2007, compared to $1.8 million or 33% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses as a percentage of sales is a result of our continued investment in the product design and development of our Tommy Bahama Footwear and H.S. Trask brands.

Military Boot Business

Net Sales

Net sales for the second quarter of fiscal 2007 were $5.4 million for the Military Boot segment, a decrease of 18%, compared to $6.5 million of net sales for the prior year comparable quarter. Sales to the DoD were $1.5 million or 28% of total net sales for our military boot business and sales to commercial customers were $3.9 million or 72% of total net sales for our military boot business. The decrease in sales in this segment is a result of decreased DoD sales of approximately $2.4 million during the current year quarter. Our latest DoD contract expired September 30, 2006 and the final deliveries under this contract were shipped during May 2007. In July 2007, we were notified by the DoD that we were awarded a new contract. The contract contains an initial one year term with four one year extension options available to the DSCP. The contract is a fixed price with economic price adjustment, indefinite delivery, and indefinite quantity contract. The contract provides for a minimum of approximately 83,000 pairs, for a fixed price of approximately $5.0 million, and a maximum of approximately 337,000 pairs, for a fixed price of approximately $20.4 million, in contract year one. It also provides for a minimum of approximately 61,000 pairs and a maximum of approximately 308,000 pairs in each of the next four contract option years. As a result, there can be no assurance of the ultimate number of combat boots that the DSCP will purchase under the contract. This award was made at lower per boot prices than Altama’s prior award. As a result, we expect to generate lower margins than under the prior award, the impact of which we expect to be lessened if higher volumes are ordered under the contract. We expect to begin delivering product under the new contract in September 2007. The decrease in DoD sales during the current quarter was partially offset by an increase in commercial sales of $1.3 million.

Gross Profit

Gross profit for the second quarter of fiscal 2007 was $882,000 or 16% of net sales for this segment, compared to gross profit of $1.3 million or 20% of net sales for the second quarter of fiscal 2006. The decrease in gross profit dollars and as a percentage of sales was primarily attributable to an increase in sales to non-DoD U.S. government agencies which generate lower gross margins than sales to our other commercial customers, in addition to lower production volumes during the current quarter as a result of the final shipments being made under our prior DoD contract.

Operating Expenses

Direct SG&A expenses were $745,000 or 14% of net sales for this segment for the second quarter of fiscal 2007, compared to $914,000 or 14% of net sales for the second quarter of fiscal 2006. This decrease in direct SG&A expenses in fiscal 2007, compared to the prior year period, is attributable to decreased levels of selling and advertising expenditures during the current year period.

Accessories Business

Net Sales

Net sales for the second quarter of fiscal 2007 were $11.4 million, compared to $11.0 million for the second quarter of fiscal 2006. The increase is primarily related to our Tommy Bahama accessories line which is included in our accessories segment during 2007, while prior to May 2006, it was included in the premium footwear segment. Net sales related to Tommy Bahama accessories during the second quarter of 2007 were $653,000.

Gross Profit

Gross profit for the second quarter of fiscal 2007 was $3.4 million, or 30% of net sales, compared to gross profit for the second quarter of fiscal 2006 of $4.0 million, or 37% of net sales. The decrease in gross profit as a percentage of sales during 2007 is a result of an increase in sales to mass merchant customers, which includes Wal-Mart, which generate lower gross margin sales than Chambers’ other wholesale customers.

Operating Expenses

Operating expenses for the second quarter of fiscal 2007 totaled $2.3 million compared to $2.8 million for the second quarter of fiscal 2006. The decrease in operating expenses is due to lower headcount and decreased expenses associated with brand selling expenses for this segment.

Fiscal Six Month Period Ended June 30, 2007 Compared to Fiscal Six Month Period Ended July 1, 2006.

The following table sets forth selected consolidated operating results for each of the six month periods indicated, presented in dollars and as a percentage of net sales.

	Fiscal Six Months Ended
	June 30, 2007		July 1, 2006		Increase (Decrease)
			(In thousands)
Net sales	$57,563	100%	$57,539	100%	$24	—%
Cost of goods sold	39,898	69%	37,632	65%	2,266	6%

Gross profit	17,665	31%	19,907	35%	(2,242)	(11)%
Operating expenses:
Selling, general and administrative expense	18,916	33%	17,511	31%	1,405	8%
Other expense (income) — net	6	—%	(565)	(1)%	571	( *)%

Total operating expenses	18,922	33%	16,946	30%	1,976	12%

Operating (loss) income	(1,257)	(2)%	2,961	5%	(4,218)	( *)%
Interest expense	1,220	2%	1,244	2%	(24)	(2)%

(Loss) earnings before income taxes and discontinued operations	(2,477)	(4)%	1,717	3%	(4,194)	( *)%
Income tax (benefit) provision	(1,188)	(2)%	104	—%	(1,292)	( *)%

(Loss) earnings before discontinued operations	(1,289)	(2)%	1,613	3%	(2,902)	( *)%
Income from discontinued operations	774	1%	1,075	2%	(301)	(28)%

Net (loss) earnings	$(515)	(1)%	$2,688	5%	$(3,203)	( *)%

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales from continuing operations for the first six months of fiscal 2007 were $57.6 million, compared to $57.5 million for the first six months of fiscal 2006. The overall consistency in sales during the first six months of 2007 is attributable to a decrease of $6.2 million in sales in our premium footwear segment, offset by an increase in sales in our footwear and apparel segment of $667,000, an increase in net sales in our military boot segment of $2.7 million, and an increase in net sales in our accessories segment of $2.8 million. In our premium footwear segment, a decrease in sales for our Tommy Bahama footwear brand during the first six months of 2007, compared to the first six months of 2006, was a result of the repositioning of the brand and the development of new styles. In addition, a decrease in sales for our H.S. Trask brand resulted from an initiative begun in the fourth quarter of 2006 which included updating and redesigning the product line. These updated products are currently being developed and we expect to see an increase in sales for these brands later in 2007 as the new styles become available for shipment to our customers.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit from continuing operations for the first six months of fiscal 2007 decreased 11% to $17.7 million, compared to $19.9 million for the comparable prior year period. Gross profit as a percentage of net sales decreased to 31% compared to 35% in the comparative prior year period. The decrease in gross profit and gross profit as a percentage of sales is primarily attributable to a larger increase in sales associated with our military boot and accessories segments which generate lower gross margins than our footwear and apparel and premium footwear segments, in addition to an increased percentage of product being sold at close-out prices in our footwear and apparel and premium footwear segments.

Consolidated Operating Expenses from Continuing Operations

Consolidated SG&A expenses from continuing operations were $18.9 million, or 33% of net sales, for the first six months of fiscal 2007, compared to $17.5 million or 31% of net sales for the first six months of fiscal 2006. The increase in SG&A expenses in fiscal 2007 is primarily attributable to increased spending on legal, tax and auditing fees and initiatives addressing Sarbanes Oxley compliance and FIN 48 implementation, offset by decreased spending on advertising and marketing programs and decreased headcount at the consolidated level, in addition to efficiencies recognized in our warehousing and shipping departments.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the first six months of fiscal 2007 and 2006, we recognized $62,000 and $80,000, respectively, in compensation costs for the vesting of stock options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Consolidated Other Expenses (Income) — Net, from Continuing Operations

Consolidated “Other expenses (income) — net” from continuing operations totaled $6,000 in other expense for the first six months of fiscal 2007 which consisted primarily of losses on the sale of property and equipment. Consolidated “Other income (expense) — net” totaled $565,000 in other income for the six month period of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition partially offset by $829,000 in severance costs. On January 8, 2006 we entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which we acquired Altama. As a result of the agreement, the total price paid by us for Altama was reduced by approximately $1.5 million in cash, 196,967 in Phoenix Footwear shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction we recorded a net gain of $1.5 million in the six month period of fiscal 2006.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense from continuing operations for the first six months of fiscal 2007 and fiscal 2006 was $1.2 million. The consistency of interest expense between the two periods is a result of increased interest rates during fiscal 2007, offset by a lower debt balance at the end of the current period, compared to the prior year.

Consolidated Income Tax Provision from Continuing Operations

The Company records a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

The Company realized an effective tax rate of 48% for the six month period ended June 30, 2007 compared to an effective tax rate of 8% for the six month period ended July 1, 2006. The increase in the effective tax rate is primarily due to a non-recurring, non-taxable net gain recorded in the first six months ended July 1, 2006 related to the Altama purchase price reduction transaction, in addition to a change in the apportionment of state income taxes.

The Company anticipates an actual effective tax rate of approximately 43.1% for fiscal 2007.

Consolidated Net Loss (Earnings) from Continuing Operations

Our net loss from continuing operations for the first six months of fiscal 2007 was $1.3 million, compared to net earnings from continuing operations of $1.6 million for the first six months of fiscal 2006. Our net loss per diluted share from continuing operations was $0.16 for the first six months of fiscal 2007, compared to net earnings from continuing operations of $0.20 per diluted share for the comparable period of fiscal 2006. The decrease in net earnings is attributable to lower overall sales and gross margins realized in our premium footwear segment and lower gross margins realized in our military boot and accessories segments during the first six months of 2007, in addition to the $1.5 million net gain we recorded in the first six months of fiscal 2006 associated with the Altama purchase price reduction transaction.

Net Earnings from Discontinued Operations

Pursuant to our Board of Directors’ approval of the plan to sell our wholly-owned subsidiary, Royal Robbins and related Canadian operations, to Kellwood, all operating results related to Royal Robbins have been reclassified and included in discontinued operations. For the six months ended June 30, 2007 and July 1, 2006, net earnings from discontinued operations was $774,000 and $1.1 million, respectively.

Footwear and Apparel Business

Net Sales

Net sales for the first six months of fiscal 2007 were $13.5 million compared to $12.8 million for the first six months of fiscal 2006, representing a 5% increase. Net sales for our Trotters brand increased $884,000, or 12%, and were partially offset by a decrease of approximately $393,000, or 7%, in our SoftWalk brand for the comparative period. During the first six months of fiscal 2007 we made our first shipments of footwear under a previously signed license with American Red Cross. These shipments resulted in net sales of $173,000 during the six month period. The increase in sales for our Trotters brand was primarily attributable to increased international sales, offset by increased sales at close-out prices during the current six month period for our SoftWalk brand which translated to lower overall sales dollars for the brand.

Gross Profit

Gross profit for the first six months of fiscal 2007 increased 3% to $6.1 million, compared to $5.9 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales decreased to 45% compared to 46% in the prior comparative fiscal six month period. The slight increase in gross profit dollars primarily relates to increased sales in our Trotters brand, partially offset by a decrease in sales in our SoftWalk brand. The decrease in gross profit as a percentage of sales is primarily a result of a change in product sales mix within this segment which included a larger percentage of product being sold at close-out prices compared to the prior year period.

Operating Expenses

SG&A expenses were $3.6 million, or 26% of net sales in this segment for the first six months of fiscal 2007, compared to $3.1 million or 24% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses in the first six months of fiscal 2007 can be attributed to the bankruptcy of a large customer during the current period, resulting in bad debt expense of approximately $130,000. Increases in spending during the current year six month period on marketing and promotional programs also contributed to the increase in SG&A expenses.

Premium Footwear Business

Net Sales

Net sales for the first six months of fiscal 2007 were $6.1 million compared to $12.3 million for the first six months of fiscal 2006, representing a $6.2 million decrease. This decrease is primarily attributable to a decrease in sales for our Tommy Bahama footwear brand during the first six months of 2007 compared to the first six months of 2006, which was a result of the repositioning of the brand and the development of new styles. The new Tommy Bahama, styles began shipping in January 2007 and we expect shipments will continue to increase throughout 2007 as more styles become available. Sales also decreased in the H.S. Trask brand which resulted from an initiative begun in the fourth quarter of 2006 which included updating and redesigning the product line. These updated products are currently being developed and we expect to see an increase in sales for these brands later in 2007 as the new styles become available for shipment to our customers. In addition, the Tommy Bahama accessories line is included in our accessories segment during fiscal 2007, while prior to May 2006 it was included in the premium footwear segment and included net sales totaling $765,000 during the first six months of 2006 which were included in this segment.

Gross Profit

Gross profit for the first six months of fiscal 2007 decreased to $2.1 million, compared to $3.9 million for the comparable prior fiscal year while gross profit as a percentage of net sales increased from 32% to 35% for the same comparable period. The increase in gross profit margin as a percentage of sales resulted from a lower level of close-out sales in the first quarter, compared to the prior year period which included our transition out of the old Tommy Bahama line and lower margin sales in our Lady Trask and discontinued Colter Creek brand, offset by a decrease in gross profit margin as a percentage of sales during the second quarter of the current year resulting from a decrease in direct to consumer sales, which generate a higher gross profit, for our H.S. Trask brand during the current period, in addition to an increase in product sales at close-out prices during the second quarter of the current year.

Operating Expenses

SG&A expenses were $4.1 million or 66% of net sales in this segment for the first six months of fiscal 2007, compared to $4.0 million or 33% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses as a percentage of sales is a result of our continued investment in the product design and development of our Tommy Bahama Footwear and H.S. Trask brands.

Military Boot Business

Net Sales

Net sales for the first six months of fiscal 2007 were $16.4 million for the Military Boot segment an increase of 20%, compared to $13.7 million of net sales for the prior year six month period. Sales to the DoD were $7.4 million or 45% of total net sales for our military boot business and sales to commercial customers were $9.0 million or 55% of total net sales for our military boot business. The overall increase in sales is a result of increased commercial sales of approximately $4.3 million. DoD sales decreased approximately $1.6 million during the current year six month period. Our latest DoD contract expired September 30, 2006 and the final deliveries under this contract were shipped during May 2007. In July 2007, we were notified by the DoD that we were awarded a new contract. We expect to begin delivering product under the new contract in September 2007.

Gross Profit

Gross profit for the first six months of fiscal 2007 was $2.7 million or 16% of net sales for this segment, compared to gross profit of $3.3 million or 24% for the first six months of fiscal 2006. The decrease in gross profit dollars and as a percentage of sales was primarily attributable to an increase in sales to non-DoD U.S. government agencies which generate lower gross margins than sales to our other commercial customers.

Operating Expenses

Direct SG&A expenses were $1.6 million or 10% of net sales for this segment for the first six months of fiscal 2007, compared to $1.8 million or 13% of net sales for the first six months of fiscal 2006. This decrease in direct SG&A expenses in fiscal 2007, compared to the prior year period, is attributable to relocation expenses associated with a change in third party distribution services and the relocation of the brand’s sales office which both occurred during fiscal 2006.

Accessories Business

Net Sales

Net sales for the first six months of fiscal 2007 were $21.5 million compared to $18.7 million for the first six months of fiscal 2006. The increase is primarily due to increased sales of approximately $3.4 million to Wal-Mart during the current year. An additional increase is related to our Tommy Bahama accessories line which is included in our accessories segment during 2007, while prior to May 2006, it was included in the premium footwear segment. Net sales related to the Tommy Bahama accessories line during the first six months of 2007 was $971,000.

Gross Profit

Gross profit for the first six months of fiscal 2007 was $6.8 million, or 31% of net sales, compared to gross profit for the first six months of fiscal 2006 of $6.8 million, or 36% of net sales. The decrease in gross profit as a percentage of sales during 2007 is a result of an increase in sales to mass merchant customers, which includes Wal-Mart, which generate lower gross margin sales than Chambers’ other wholesale customers.

Operating Expenses

Operating expenses for the first six months of fiscal 2007 totaled $4.7 million compared to $5.1 million for the first six months of fiscal 2006. The decrease in operating expenses is due to lower headcount and decreased expenses associated with brand selling expenses for this segment.

Seasonal and Quarterly Fluctuations

The following sets forth our consolidated net sales and operating income (loss) from continuing operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales from continuing operations	$32,394	$25,169	$—	$—
Operating income (loss) from continuing operations	$72	$(1,329)	$—	$—

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales from continuing operations	$29,166	$28,373	$27,337	$24,560
Operating income (loss) from continuing operations	$2,583	$378	$34	$(27,901)

Our quarterly consolidated results of continuing operations have fluctuated, and we expect will continue to fluctuate in the future, as a result of seasonal variances. Notwithstanding the effects of our acquisition activity, net sales and income from continuing operations in our first and third quarters historically have been stronger than in our second and fourth quarters.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. As of June 30, 2007, March 31, 2007 and December 30, 2006, we were in default with the financial covenants under our credit agreement. On May 14, 2007 and March 30, 2007, we received waivers of the financial covenant defaults with respect to our December 30, 2006 and March 31, 2007 defaults. We have not requested a waiver for the June 30, 2007 default as we are discussing with our bank a replacement facility with improved financing rates and financial covenants to align with our reduced funding needs and increased borrowing capacity. Additionally, we expect that we will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided.

If we are not successful in obtaining a replacement facility or amendment or waiver, or if we have a future default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such a demand were made, we currently have insufficient funds to pay our debt in full. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our bank indebtedness, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving credit facility, to meet our debt service requirements and other projected cash needs for the next twelve months.

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

At June 30, 2007, our outstanding credit facility balance was $51.2 million consisting of the revolving credit facility and our term loans of $18.8 million and $32.4 million, respectively. At December 30, 2006 our outstanding credit facility balance was $54.0 million consisting of the revolving credit facility and our term loans of $20.0 million and $34.0 million, respectively. Our available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was approximately $4.3 million at December 30, 2006, and net of outstanding letters of credit of $2.4 million was approximately $4.1 million at June 30, 2007. On July 2, 2007, we paid down $35.2 million of the term loans and revolving credit facility from the proceeds of the sale of our Royal Robbins subsidiary. As a result, as of July 28, 2007, our outstanding credit facility balance was $14.1 million.

Working Capital

We have implemented and are implementing initiatives to reduce the working capital required for our business including reducing inventory and installing a new credit platform. As discussed above, we are in default of our financial covenants as of June 30, 2007. Accordingly, we have classified our long-term debt as current liabilities as of the end of the second quarter of fiscal 2007 and as of the end of fiscal 2006 in accordance with EITF 86-30, Classification of Obligations When a Violation Is Waived by the Creditor.

Working capital at the end of the second quarter of fiscal 2007 was a net deficit of approximately $8.5 million, compared to a net deficit of approximately $9.5 million at the end of fiscal 2006. During fiscal 2006 and continuing into fiscal 2007, we have taken a number of steps to reduce the working capital required to run our business. This includes the reduction of inventory used in running our brands and converting to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt), was 2.0 at June 30, 2007, compared to 3.1 at December 30, 2006. Current assets at the end of the second quarter of fiscal 2007 decreased $1.9 million from fiscal 2006. Accounts receivable days sales outstanding decreased from 80 days as of the end of fiscal 2006 to 75 days at the end of the second quarter of fiscal 2007, reflective of increased collection efforts.

Changes in Cash Flow

The following table sets forth our change in cash flow:

	Six Months ended
	June 30, 2007	July 1, 2006
	(In thousands)
Cash provided by (used in) Operating Activities	$3,323	$(91)
Cash used in Investing Activities	$(315)	$(461)
Cash (used in) provided by Financing Activities	$(2,800)	$1,040

Net increase in Cash	$208	$488

Cash Flows Provided by (Used in) Operations. During the first six months of fiscal 2007 our net cash provided by operating activities was $3.3 million compared to $91,000 net cash used in operating activities during the comparable period of fiscal 2006. The increase in operating cash inflows from the prior year is due primarily to a net decrease in accounts receivable and inventory and the collection of income taxes receivable, offset by a decrease in accrued expenses and a decline in net earnings during the current period.

Investing Activities. In the first six months of fiscal 2007, our cash used in investing activities totaled $315,000 compared to cash used totaling $461,000 in the comparable period of fiscal 2006. During the first six months of fiscal 2007 and fiscal 2006 cash used in investing activities was primarily due to improvements at our manufacturing facilities, further enhancement of our e-commerce platform and expenditures incurred in the continued integration of our operations across all brands.

For the remainder of fiscal 2007, we anticipate capital expenditures of approximately $539,000, which will consist generally of new computer hardware and software, further development of an e-commerce platform for our brands and investment in new machinery and equipment for our manufacturing facilities to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2007 may differ from this estimate, largely depending on acquisitions we may complete or unforeseen needs to replace existing assets.

Financing Activities. For the first six months of fiscal 2007, our net cash used in financing activities was $2.8 million compared to cash provided by financing activities of $1.0 million for the comparable period of fiscal 2006. The cash used in the current period was primarily related to payments made on our notes payable during the six month period, compared to cash provided by financing activities during 2006 which was primarily due to the proceeds from borrowings made on our revolving line of credit, partially offset by notes payable payments made during the period. In 2007, this cash was primarily generated through the reductions of inventory and through the collection of accounts receivable balances. In 2006, this cash was primarily used to purchase inventory to support our sales for the first six months of the fiscal year.

Our ability to generate sufficient cash to fund our operations depends generally on the results of our operations and the availability of financing. Assuming there is no intervening acceleration of our bank indebtedness, our management believes that cash flows from operations in conjunction with the available borrowing capacity under our amended credit facility will be sufficient for the next twelve months to fund operations, meet debt service and contingent earn-out payment requirements and fund capital expenditures other than future acquisitions.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Contractual Obligations

In the Annual Report on Form 10-K for the year ended December 30, 2006 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the three and six months ended June 30, 2007, there have been no material changes in the contractual obligations specified except for the additional borrowings under our amended credit facility as described above.

During the second quarter of fiscal 2007, we entered into an employment agreement with Cathy B. Taylor, our new Chief Executive Officer, effective April 23, 2007. The agreement is for a term of five years which, if not earlier terminated, will renew in successive one-year increments and provides, among other things,

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

Ms. Taylor’s employment under the agreement is terminable for any reason by the Company, with or without cause, at any time. Upon termination without cause or at any time by Ms. Taylor for good reason, Ms. Taylor is entitled severance of continued annual salary payments for 18 months for termination prior to April 15, 2008, and 12 months for termination thereafter. She is also entitled to a pro rated portion of any bonus earned, if terminated during the last four months of a fiscal year. Additionally, if the termination is by her with good reason, or by the Company without cause, following a change of control, as defined in the agreement, all unvested performance-based deferred stock awards not previously forfeited, vest. Lastly, she is entitled to severance of six months of continued salary payments it either party fails to renew the agreement following the initial five year term, or the successive one year terms thereafter.

In connection with its acquisition of Chambers Belt, the Company agreed to pay the former owners as part of the purchase price potential earn-out cash payments equal to 50% of the net contribution of Chambers Belt division for the 12-month periods ending June 28, 2007 and 2006, respectively, as long as minimum thresholds are achieved by the acquired business during these periods. The net contribution is defined as the operating earnings of the Chambers division determined in accordance with GAAP, with allocation of expenses for services, facilities, equipment and products shared with its other brands. For the periods ending June 28, 2007 and June 28, 2006, Chambers Belt did not meet the minimum threshold necessary for the Company to make a cash payout pursuant to the agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases. See “Contractual Obligations” above. We do not believe that these operating leases are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies

As of June 30, 2007, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 30, 2006, except for the following:

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

Upon the adoption of FIN No. 48, the Company recognized an adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense. During the quarter ended June 30, 2007 the Company recognized a charge of $6,000 related to interest. The cumulative effect of FIN 48 on the Company’s accumulated deficit is as follows (in thousands):

Accumulated deficit, 12/30/06, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net loss, six-months ended June 30, 2007	(515)

Accumulated deficit, 6/30/07	$(11,551)

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

Foreign Currency Fluctuations

As a majority of our purchasing commitments are denominated in U.S. dollars and all of our sales are denominated in U.S. dollars, we were not significantly exposed to fluctuations in foreign currency rates during the second quarter of fiscal 2007. In January of 2006, we established an operating presence in Canada and began selling our product into the Canadian market. As the volume of transactions in a foreign currency was relatively low in the second quarter of fiscal 2007, we do not expect to experience significant exposure to foreign currency risk in fiscal 2007.

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

Interest Rate Fluctuations

We are exposed to interest rate changes primarily as a result of our revolver and long-term debt under our credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At June 30, 2007 and December 30, 2006, we had $51.2 million and $54.0 million, respectively, in outstanding borrowings under our credit facility. Note 9 to the Company’s Condensed Consolidated Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the three months ended June 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the three months ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1A.	Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 30, 2006 a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). As of June 30, 2007, the Company’s risk factors have not materially changed from those disclosed in the Company’s in the Annual Report on Form 10-K for the year ended December 30, 2006, except as follows:

Defaults under our secured credit arrangement could result in expensive refinancing, dilutive stock issuances, or an acceleration of bank debt and foreclosure on our assets by our bank

We have a $62.0 million credit facility with our bank, under which we had $14.1 million outstanding as of July 28, 2007. In the future, we may incur additional indebtedness in connection with acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.

Under the prior credit facility, we were in default of some of our financial covenants as of the end of the first three quarters of fiscal 2006 but obtained waivers from our bank related to these violations. We modified these financial covenants in November 2006 when entering into our current facility. We were in default of four financial covenants under our current credit facility at December 30, 2006, March 31, 2007 and June 30, 2007. We received waivers from our bank with respect to our December 30, 2006 and March 31, 2007 defaults. We have not requested a waiver for the June 30, 2007 default as we are discussing with our bank a replacement facility with improved financing rates and financial covenants to align with our reduced funding needs and increased borrowing capacity. Additionally, we expect that we will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided.

If we fail to obtain a replacement facility or a waiver and amendment or if we experience future defaults under our credit agreement which we are unable to cure and we cannot obtain appropriate waivers, our bank could increase our interest rates, charge us additional fees, impose significant restrictions and requirements on our operations or declare our debt to be immediately due and payable. In such event, we would need to repay the debt or the bank could foreclose on our assets. To repay the debt we would need to either obtain a new credit facility or issue equity securities. A new credit facility following an acceleration would likely have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we would be able to obtain replacement financing or issue sufficient equity securities to refinance our current bank debt.

Item 3.	Default Upon Senior Securities

We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants at June 30, 2007 and March 31, 2007 under our amended and restated credit facility agreement with M&T Bank. On May 14, 2007, we obtained a waiver from our lender with respect to the March 31, 2007 default. We have not requested a waiver for the June 30, 2007 default as we are discussing with our bank a replacement facility with improved financing rates and financial covenants to align with our reduced funding needs and increased borrowing capacity. Additionally, we expect that we will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4.	Submission of Matters to a Vote of Security Holders

(a) We held our Annual Meeting of Stockholders on May 31, 2007.

(b) At the meeting, the following nominees were elected as directors to hold office until the Annual Meeting of Stockholders to be held in 2008, and until his or her successor is elected and shall qualify:

Nominee	Votes For	Votes Withheld
Steven M. DePerrior	6,452,705	1,239,839
Robert A. Gunst	6,464,537	1,228,007
Gregory M. Harden	6,464,337	1,228,207
John C. Kratzer	6,464,537	1,228,007
Wilhelm Pfander	6,464,637	1,227,907
Frederick R. Port	6,464,737	1,227,807
James R. Riedman	6,438,762	1,253,782
John M. Robbins	6,464,537	1,228,007
Cathy B. Taylor	7,404,066	288,478

Item 6.	Exhibits

2.1	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc. and Kellwood Company dated June 18, 2007 (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Asset Purchase Agreement dated June 18, 2007 by and between PXG Canada, Inc. and Canadian Recreation Products, Inc. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

10.1	Employment Agreement dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor (incorporated by reference to Exhibit 10.1 of Form 8-K dated April 23, 2007 (SEC file No. 001-31309))* **

10.2	Standby Letter of Credit issued July 2, 2007 between Manufacturers & Traders Trust Company and Phoenix Footwear Group, Inc., with Kellwood Company as a beneficiary.

10.3	Termination Agreement, dated July 3, 2007, by and among Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc.

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth E. Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

Date: August 14, 2007	/s/ Cathy B. Taylor
Cathy B. Taylor
President and Chief Executive Officer

Date: August 14, 2007	/s/ Kenneth E. Wolf
Kenneth E. Wolf
Chief Financial Officer

EXHIBIT INDEX

2.1	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc. and Kellwood Company dated June 18, 2007 (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Asset Purchase Agreement dated June 18, 2007 by and between PXG Canada, Inc. and Canadian Recreation Products, Inc. (Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

10.1	Employment Agreement dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor (incorporated by reference to Exhibit 10.1 of Form 8-K dated April 23, 2007 (SEC file No. 001-31309))* **

10.2	Standby Letter of Credit issued July 2, 2007 between Manufacturers & Traders Trust Company and Phoenix Footwear Group, Inc., with Kellwood Company as a beneficiary.

10.3	Termination Agreement, dated July 3, 2007, by and among Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc.

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth E. Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.