Form 10-Q
period 2007-09-29
PHOENIX FOOTWEAR GROUP INC
filed 2007-11-13
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes to Financial Statements	3
Condensed Consolidated Balance Sheets as of September 29, 2007 (unaudited) and December 30, 2006	3
Condensed Consolidated Statements of Operations and Comprehensive Earnings for the Three and Nine Months Ended September 29, 2007 and September 30, 2006 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2007 and September 30, 2006 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4T. Controls and Procedures	34
PART II OTHER INFORMATION
Item 1A. Risk Factors	34
Item 3. Default Upon Senior Securities	35
Item 5. Other Information	35
Item 6. Exhibits	35
Signatures	36

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 29, 2007	December 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$494	$845
Accounts receivable (less allowances of $1,736 and $1,923 in 2007 and 2006, respectively)	21,764	17,573
Inventories (less provision of $2,179 and $1,487 in 2007 and 2006, respectively)	25,927	28,057
Other current assets	2,195	2,519
Income tax receivable	—	2,503
Deferred income tax asset	1,378	1,291
Current assets of discontinued operations	—	7,693

Total current assets	51,758	60,481
PLANT AND EQUIPMENT — Net	3,671	4,084
OTHER ASSETS:
Goodwill	14,466	14,458
Unamortizable intangibles	11,393	11,393
Intangible assets, net	7,683	8,519
Other assets — net	50	50
Long-term assets of discontinued operations	—	8,447

Total other assets	33,592	42,867

TOTAL ASSETS	$89,021	$107,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$20,366	$53,966
Accounts payable	10,871	7,278
Accrued expenses	3,429	5,582
Other current liabilities	1,073	1,054
Income taxes payable	—	82
Current liabilities of discontinued operations	6,000	2,048

Total current liabilities	41,739	70,010
OTHER LIABILITIES:
Other long-term liabilities	1,246	1,419
Deferred income tax liability	2,964	3,013
Long term liabilities of discontinued operations	—	1,146

Total other liabilities	4,210	5,578

Total liabilities	45,949	75,588
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,383,000 shares issued in 2007 and 2006	84	84
Additional paid-in-capital	46,227	45,921
Accumulated deficit	(489)	(10,884)
Accumulated other comprehensive gain (loss)	196	(18)

	46,018	35,103
Less: Treasury stock at cost, 338,000 and 459,000 shares in 2007 and 2006, respectively	(2,946)	(3,259)

Total stockholders’ equity	43,072	31,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,021	$107,432

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
NET SALES	$25,977	$27,337	$83,540	$84,876
COST OF GOODS SOLD	20,272	18,705	60,170	56,337

GROSS PROFIT	5,705	8,632	23,370	28,539

OPERATING EXPENSES:
Selling, general and administrative expenses	9,232	8,584	28,148	26,095
Other (income) expenses — net	(30)	14	(24)	(551)

Total operating expenses	9,202	8,598	28,124	25,544

OPERATING (LOSS) INCOME	(3,497)	34	(4,754)	2,995
INTEREST EXPENSE	663	630	1,883	1,874

(LOSS) EARNINGS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(4,160)	(596)	(6,637)	1,121
INCOME TAX BENEFIT	(1,165)	(222)	(2,353)	(118)

NET (LOSS) EARNINGS BEFORE DISCONTINUED OPERATIONS	(2,995)	(374)	(4,284)	1,239

NET EARNINGS FROM DISCONTINUED OPERATIONS, INCLUDING GAIN ON SALE OF $14,057, NET OF TAX (Note 3)	14,057	717	14,831	1,792

NET EARNINGS	$11,062	$343	$10,547	$3,031

NET EARNINGS (LOSS) PER SHARE (Note 7)
BASIC:
CONTINUING OPERATIONS	$(.37)	$(.05)	$(.54)	$.16
DISCONTINUED OPERATIONS	1.75	.09	1.85	.22

NET EARNINGS	$1.38	$.04	$1.31	$.38

DILUTED:
CONTINUING OPERATIONS	$(.37)	$(.05)	$(.54)	$.15
DISCONTINUED OPERATIONS	$1.57	$.09	$1.65	$.22
NET EARNINGS	$1.23	$.04	$1.17	$.37

SHARES OUTSTANDING:
Basic	8,044,871	7,927,306	8,025,762	7,905,209

Diluted	8,974,018	8,203,837	8,997,252	8,188,667

NET EARNINGS	$11,062	$343	$10,547	$3,031
Other comprehensive earnings, net of tax:
Foreign currency translation adjustment	61	30	214	32

COMPREHENSIVE EARNINGS	$11,123	$373	$10,761	$3,063

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,547	$3,031
Adjustments to reconcile net earnings to net cash used in operating activities:
Income from discontinued operations	(14,831)	(1,792)
Depreciation and amortization	1,709	1,787
Provision for losses on accounts receivable	(187)	193
Deferred income taxes	(179)	—
Allocation of shares in defined contribution plan	400	484
Loss on sale of property and equipment	4	147
Non-cash share-based compensation	85	115
Non-cash debt issuance cost amortization	493	235
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,004)	(3,028)
Inventories — net	2,130	(813)
Other receivable	(42)	48
Other current assets	224	(640)
Income taxes receivable	(345)	—
Other non current assets	—	(28)
Increase (decrease) in:
Accounts payable	3,593	(506)
Accrued expenses	(2,153)	1,708
Other liabilities	(399)	(400)
Income taxes payable	(128)	(80)

Net cash (used in) provided by operating activities from continuing operations	(3,083)	461
Net cash used in operating activities from discontinued operations	(1,070)	(1,582)

Net cash used in operating activities	(4,153)	(1,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(471)	(937)
Proceeds from disposal of property and equipment	6	26

Net cash used in investing activities from continuing operations	(465)	(911)
Net cash provided by (used in) investing activities from discontinued operations, including proceeds from the sale of Royal Robbins	37,867	(72)

Net cash provided by (used in) investing activities	37,402	(983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable-line of credit	17,100	10,450
Repayments of notes payable and line of credit	(50,700)	(7,812)
Issuance of common stock	—	50

Net cash (used in) provided by financing activities from continuing operations	(33,600)	2,688

NET (DECREASE) INCREASE IN CASH	(351)	584
CASH — Beginning of period	845	564

CASH — End of period	$494	$1,148

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$3,046	$3,997

Income taxes	$103	$1,712

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In 2006, the Company received 196,967 of its Common Stock previously held in escrow in connection with a reduction in the purchase price recorded for its acquisition of Altama in 2004 (see Note 13, Settlement of Claims).	$—	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature that are necessary for the fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2006. Amounts related to disclosures of December 30, 2006 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three and nine months ended September 29, 2007, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s independent registered public accounting firm, Grant Thornton, LLP, had issued a report, dated March 30, 2007, on the Company’s consolidated financial statements as of December 30, 2006 that included an explanatory paragraph referring to the Company’s inability to meet the financial covenants under its bank credit agreement and delay by the U.S. Department of Defense (“DoD”) in announcing awards of the military boot contract to replace the prior contract with the Company’s Altama subsidiary, which raised substantial doubt about the Company’s ability to continue as a going concern.

Since December 30, 2006, the DoD has notified the Company of its award of a new DoD contract and the Company sold its Royal Robbins division on July 2, 2007 for a gross purchase price of $37.2 million, with a resulting a gain, net of tax, of $14.1 million. The Company applied the net proceeds from the sale to the repayment of the Company’s terms loans and a reduction in its revolving credit loans. In addition, the Company has implemented and is implementing initiatives to reduce working capital requirements for its business. As a result, the Company’s reported financial position has improved significantly since December 30, 2006. The Company, however, has not revised its existing credit agreement or refinanced its debt, but is seeking a new replacement facility with improved financing rates and financial covenants to align the facility with the Company’s reduced funding needs and increased borrowing capacity.

As of September 29, 2007, the Company was not in compliance with the financial covenants under its existing credit agreement which have not been revised to reflect the Royal Robbins sale. The Company has not requested a waiver for the September 29, 2007 default in connection with discussing with its bank a replacement facility. Additionally, the Company expects that it will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. If a refinancing cannot be successfully concluded, or if the Company has a future default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, the Company currently has insufficient cash to immediately pay its bank debt in full. Additionally, if the Company is unable to enter into an amended facility by December 15, 2007, the Company does not expect to be able to make its estimated tax payment of approximately $6.8 million due on that date which relates primarily to the gain on the sale of the Royal Robbins business. As a result, the Company would be subject to interest and penalties for late payment. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co. (“H.S. Trask”), Altama Delta Corporation (“Altama”), Altama Delta (“Puerto Rico”) Corporation, Chambers Belt Company (“Chambers”), PXG Canada, Inc. (“PXG Canada”) and Phoenix Delaware Acquisition Company (“Tommy Bahama Footwear”). Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31st. The third quarters consisted of the 13 weeks ended September 29, 2007 and September 30, 2006.

Reclassifications

Certain reclassifications have been made to the three and nine months ended 2006 financial statements to conform to the classifications used in 2007.

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

The Company realized an effective tax rate of 28.0% for the third quarter ended September 29, 2007 compared to an effective tax rate of 37.2% for the third quarter ended September 30, 2006. The decrease in the effective tax rate from 2006 is primarily due to a decrease in the Company’s anticipated actual effective tax rate for fiscal 2007 to 36.9%, from 43.1% as of the second quarter of the current year, in addition to the increased net loss from continuing operations incurred in the current year, which dilutes the effect of permanent differences on the annual tax rate, resulting in a lower effective tax rate.

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

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, the Company changed its accounting policy and began to classify interest expense and penalties on tax liabilities in income tax expense on its Consolidated Statement of Operations. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, in the Company’s Consolidated Statement of Operations. For Federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, the Company recognized an adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. The Company recognizes accrued interest related to unrecognized tax benefits as part of income tax expense. During the quarter ended September 29, 2007, the Company recognized a charge of $4,000 related to interest. The cumulative effect of FIN 48 on the Company’s accumulated deficit is as follows (in thousands):

Accumulated deficit, December 30, 2006, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net earnings, nine-months ended September 29, 2007	10,547

Accumulated deficit, September 29, 2007	$(489)

3. Discontinued Operations

On July 2, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, Inc., (“Royal Robbins”), to Kellwood Company (“Kellwood”), a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri and, concurrently, PXG Canada sold certain assets and assigned certain obligations of PXG Canada that related solely to PXG Canada’s business devoted to the purchasing, marketing, distribution and sale of Royal Robbins branded products to Canadian Recreation Products, Inc., (“Canadian Recreation”), a wholly-owned subsidiary of Kellwood.

At closing, the aggregate cash consideration of $38.0 million anticipated to be paid under the stock purchase agreement and the asset purchase agreement was reduced by $132,529, resulting from the preliminary closing date working capital being less than $6.5 million pursuant to the working capital collar formula. The final closing date working capital adjustment was subject to post-closing review by Kellwood and the Company. As a result of the post-closing review, the closing date working capital adjustment was further adjusted down by $639,049 to $771,578, resulting in a net purchase price of $37.2 million. The purchase price was determined through arms-length negotiations between the parties. In addition to the aggregate cash consideration, Canadian Recreation assumed certain accounts payable owed by PXG Canada to the Company in an amount not to exceed $750,000. The accounts payable required to be paid by Canadian Recreation within 45 days of the closing was zero. The Company recorded a gain, net of tax, of $14.1 million as a result of this sale.

As part of the transactions, the Company caused a $3.0 million standby letter of credit to be issued by the Company’s lender for Kellwood’s benefit to partially fund indemnification payments. The Company will maintain the $3.0 million standby letter of credit for eighteen months following the closing, subject to reduction on the first anniversary of the closing to an amount equal to the greater of $1.5 million or the amount of all unresolved indemnification claims of Kellwood, if any, made under the stock purchase agreement.

Also as part of the transactions, on July 2, 2007, the Company and Manufacturers and Traders Trust Company (“M&T”) entered into a termination agreement (the “Termination Agreement”), with respect to the termination of certain agreements executed by Royal Robbins and PXG Canada in connection with the Company’s Amended and Restated Credit Facility Agreement (the “Credit Agreement”). Approximately $35.2 million of the net proceeds from the aforementioned sale transactions were used by the Company to pay down the outstanding indebtedness owed by the Company to M&T under the Credit Agreement. The Termination Agreement terminated all security agreements, guaranties, financing statements and other collateral arrangements that created or granted a lien, security interest or other encumbrance on the assets or capital stock of Royal Robbins and terminated all security agreements, financing statements or other collateral documents that created or granted a lien, security interest or other encumbrance on the assets of PXG Canada sold to Canadian Recreation under the asset purchase agreement.

The results of the Royal Robbins business, previously included in the footwear and apparel segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 29, 2007 and September 30, 2006. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”), interest expense incurred on the debt that was required to be repaid as a result of the sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three and nine month periods ended September 29, 2007 interest expense allocated to discontinued operations was $0 and $1.9 million, respectively. During the three and nine month periods ended September 30, 2006 interest expense allocated to discontinued operations was approximately $898,000 and $2.5 million, respectively.

The following table summarizes the results of the Royal Robbins business, including the gain on the sale of the business

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands)
Net Sales	$—	$9,116	$16,051	$26,790
Cost of goods sold and operating expenses	—	7,972	14,587	23,857
Gain on the sale of Royal Robbins	22,544	—	22,544	—

Earnings before income taxes	22,544	1,144	24,008	2,933
Income tax expense	8,487	427	9,177	1,141

Earnings from discontinued operations	$14,057	$717	$14,831	$1,792

Assets and liabilities of Royal Robbins included in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 29, 2007	December 30, 2006
	(In thousands)
Assets
Cash	$—	$1
Accounts receivable, net	—	3,259
Inventories, net	—	4,132
Other current assets	—	98
Deferred income tax asset	—	203

Total Current Assets	$—	$7,693

Plant and equipment, net	—	287
Goodwill and intangible assets	—	8,160

Total Long-Term Assets	$—	$8,447

Liabilities
Accounts payable	—	1,283
Accrued liabilities	639	765
Income taxes payable	5,361	—

Total Current Liabilities	$6,000	$2,048

Deferred income tax liability	—	1,146

Total Long-Term Liabilities	$—	$1,146

4. Inventories

The components of inventories as of September 29, 2007 and December 30, 2006, net of reserves are as follows:

	September 29, 2007	December 30, 2006
	(In thousands)
Raw materials	$3,589	$4,015
Work in process	1,349	1,305
Finished goods	20,989	22,737

	$25,927	$28,057

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill and non-amortizable intangible assets during the first three quarters of fiscal 2007 are as follows:

	Goodwill	Non-Amortizable Intangibles
	(In thousands)
Balance at December 30, 2006	$14,458	$11,393
Cumulative tax effect of adoption of FIN 48	8	—

Balance at September 29, 2007	$14,466	$11,393

The changes to Goodwill during the first three quarters of fiscal 2007 relate to the cumulative tax effect of the adoption of FIN 48 for the Company’s Altama brand. There were no changes in nonamortizable intangible assets during the first three quarters of fiscal 2007.

The changes in the carrying amounts of amortizable intangible assets during the first three quarters of fiscal 2007 are as follows:

	Gross	Amortizable Intangibles Amortization	Net
	(In thousands)
Balance at December 30, 2006	$10,406	$(1,887)	$8,519
Amortization Expense	—	(836)	(836)

Balance at September 29, 2007	$10,406	$(2,723)	$7,683

Changes in amortizable intangibles during the first three quarters of fiscal 2007 related to the amortization of other intangibles.

Intangible assets consist of the following as of September 29, 2007 and December 30, 2006:

	Useful Life (Years)	September 29, 2007	December 30, 2006
	(In thousands)
Non-amortizing:
Trademarks and tradenames	—	$5,410	$5,410
DoD relationship	—	5,983	5,983

Total		$11,393	$11,393

Amortizing:
Customer lists	1-20	$7,605	$7,605
Covenant not to compete	2-5	2,776	2,776
Other	5	25	25
Less: Accumulated Amortization		(2,723)	(1,887)

Total		$7,683	$8,519

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 1 to 20 years. During the three and nine month periods ended September 29, 2007 aggregate amortization expense was approximately $280,000 and $836,000, respectively. During the three and nine month periods ended September 30, 2006 aggregate amortization expense was approximately $282,000 and $876,000, respectively. Amortization expense related to intangible assets at September 29, 2007 for each of the next five fiscal years and beyond is expected to be incurred as follows (in thousands):

Remainder of 2007	$280
2008	1,131
2009	1,143
2010	864
2011	568
Thereafter	3,697

Total	$7,683

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004). The following table summarizes compensation costs related to the Company’s stock-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands)
Selling, general and administrative	$23	$35	$85	$115

Pre-tax stock-based compensation expense	23	35	85	115
Income tax benefit	—	5	7	18

Total stock-based compensation expense	$23	$30	$78	$97

The Company did not grant stock option awards or modify any outstanding stock options during the three or nine month periods ended September 29, 2007. The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at September 29, 2007 is $60,000 and the estimated weighted-average period of time over which this cost will be recognized is 9 months. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits in the first three quarters of 2007 that have been credited to additional paid-in capital.

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

	September 29, 2007	September 30, 2006
Expected life (years)	6	6
Risk-free interest rate	4.16%	4.16%
Expected volatility	44.26%	44.26%
Expected dividend yield	0.0%	0.0%

The following table summarizes the stock option transactions during the first three quarters of fiscal 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, expect per share and contractual life data)
Options outstanding December 30, 2006	668	$7.00

Granted	—	—
Exercised	—	—
Canceled	10	8.10

Options outstanding September 29, 2007	658	$6.99	5.6	$23

Options exercisable September 29, 2007	624	$7.04	5.5	$23

SFAS No. 123 (Revised 2004) requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options and rights exercised were $0 during the three and nine months ended September 29, 2007 and September 30, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the first nine months of fiscal 2007 there were no stock options granted.

The Company from time to time grants Performance Based Stock Rights (“Stock Rights”). The Stock Rights cliff-vest based on the achievement of specific mutually agreed criteria and expire within a three year period if the criteria have not been met. The cost relating to the Stock Rights will be recognized at the time the Stock Rights cliff vest. No compensation cost will be recognized for Stock Rights until employees render the requisite service.

The Company’s Board of Directors approved the issuance of 260,000 Performance Stock Rights to Directors and certain officers and executive managers of the Company, subject to the approval of a form of award agreement by its Compensation Committee. The form of the awards agreement was approved by the Compensation Committee during September 2006. The outstanding Stock Rights have an expected weighted average remaining life of approximately 2.2 years. The Stock Rights that could vest upon achievement of the performance targets at September 29, 2007 total 774,000 shares, which includes 420,000 Performance Stock Rights which were granted to the Company’s new CEO during the second quarter of 2007. The Company will recognize compensation expense based on the fair value of the Stock Rights upon cliff-vesting. The Company deems Stock Rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The following table summarizes Performance Based Stock Rights outstanding as of September 29, 2007:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 30, 2006	399
Granted	423
Exercised	—
Cancelled	48

Stock Rights outstanding September 29, 2007	774	$2,475

7. Per Share Data

Basic net (loss) earnings from continuing operations per share is computed by dividing net (loss) earnings from continuing operations by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings from continuing operations per share is calculated by dividing net (loss) earnings from continuing operations and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings from continuing operations per share is presented below.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands, except per share data)
Basic net (loss) earnings from continuing operations per share:
Net (loss) earnings from continuing operations	$(2,995)	$(374)	$(4,284)	$1,239

Weighted average common shares outstanding	8,045	7,927	8,026	7,905
Basic net (loss) earnings from continuing operations per share	$(.37)	$(.05)	$(.54)	$.16

Diluted net (loss) earnings from continuing operations per share:
Net (loss) earnings from continuing operations	$(2,995)	$(374)	$(4,284)	$1,239

Weighted average common shares outstanding	8,045	7,927	8,026	7,905
Effect of stock options outstanding	—	—	—	284

Weighted average common and potential common shares outstanding	8,045	7,927	8,026	8,189
Diluted net (loss) earnings from continuing operations per share	$(.37)	$(.05)	$(.54)	$.15

The denominator used in the diluted per share calculation for continuing operations excluded the effect of stock options and rights outstanding, totaling 1.8 million as the effect would have been antidilutive for the three and nine month periods ended September 29, 2007. Options and performance stock rights, to purchase shares of common stock, which totaled 1.5 million and 562,000 for the three and nine months ended September 30, 2006, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held approximately 121,000 shares as of September 29, 2007, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for the purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During fiscal 2007, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of September 29, 2007. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

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

8. Contingent Liabilities and Contractual Obligations

The Company has various license agreements to manufacture and distribute products bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $1.1 million and $2.0 million for the three and nine months ended September 29, 2007, respectively, and incurred royalty expense of approximately $470,000 and $1.6 million for the three and nine months ended September 30, 2006, respectively. These amounts are included in the Company’s cost of sales. The Company has various agreements in effect at September 29, 2007 which expire on various dates between 2007 and 2012. Future minimum royalty commitments under such license agreements at September 29, 2007 are as follows:

(In thousands)
2007	$530
2008	1,946
2009	1,952
2010	1,912
2011	2,002
Thereafter	3,615

Total	$11,957

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

On September 10, 2007, the Company notified the American Red Cross that it was discontinuing participation under the license agreement between the parties. The Company had entered the license agreement with American Red Cross in April 2006 to use the Red Cross Emblem in connection with the sales and marketing of footwear. In September 2007, the Company learned of certain litigation, in which the Company has not been named as a party, challenging the power and authority of the American Red Cross to license commercial use of the Red Cross Emblem. As a result of the claims alleged in that litigation, the Company made a decision to discontinue its participation under the license agreement. In response to the Company’s notice, the American Red Cross has demanded payment of the remaining minimum royalty payments which it claims under the license agreement of $362,500, plus interest. Although the Company believes that it has meritorious grounds to discontinue participation under the license agreement without the payment of any minimum royalty payments and intends to vigorously defend against any claims initiated, management cannot predict the outcome of the dispute, therefore the Company has accrued the remaining minimum royalty payments of $362,500 remaining under the license agreement as of September 29, 2007.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 29, 2007, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

9. Debt

On November 16, 2006, the Company and M&T entered into a First Lien Senior Secured Credit Facility Agreement (the “First Lien Agreement”), The First Lien Agreement consisted of a Revolving Credit Facility (“Revolver”) with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A (“Term A Loan”) of $24 million and a $10 million First Lien Term Loan B (“Term B Loan”). The Revolver and Term A Loan bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan. The Revolver interest is payable monthly and the Term A Loan interest and principal is payable quarterly. The Revolver and Term A Loan expire on November 13, 2011 and all borrowings are due and payable on that date. The Term B Loan has a fifteen month maturity, requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%.

The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all the assets of the Company and its subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA and (d) maintain maximum average borrowed funds to EBITDA ratio, measured quarterly. M&T acts as lender and administrative agent for additional lenders in the event a syndicate is formed, under the agreement. In connection with the new credit facility, the Company engaged M&T to syndicate the loan among additional potential lenders. The Company paid M&T a $250,000 fee for its syndication efforts, which was amortizing over the fifteen month maturity of the Term B Loan. Upon repayment of the term loans, as discussed below, the unamortized portion of this fee was fully expensed.

The Company was in default of four of its financial covenants as of September 29, 2007, June 30, 2007, March 31, 2007 and December 30, 2006. The Company obtained waivers from its bank with respect to its December 30, 2006 and March 31, 2007 defaults. The Company has not requested a waiver for the September 29, 2007 and June 30, 2007 defaults as it is discussing with its bank a replacement facility with improved financing rates and financial covenants to align with its reduced funding needs and increased borrowing capacity. Additionally, the Company expects that it will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. Therefore, in accordance with FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor, (“SFAS No. 78”), the Company reclassified its long-term debt as current liabilities as of the end of its third quarter ended September 29, 2007.

On September 12, 2007, the Company entered into an agreement to amend its First Lien Agreement (the “Amendment”) with its bank. The Amendment, among other things, establishes a $1.0 million overline credit facility in addition to the Company’s Revolver under the First Lien Agreement. The Amendment also revises the borrowing base formula to permit the Company higher advances against its inventory. The initial amendment expired on October 31, 2007. The Company extended the term of the Amendment on October 31, 2007, through November 30, 2007.

On July 2, 2007, the Company repaid in full the Term A Loan and Term B Loan with the net proceeds from the sale of Royal Robbins. At September 29, 2007, the available borrowing capacity under the Revolver, net of outstanding letters of credit of $3.2 million, was approximately $3.9 million, and at December 30, 2006, net of outstanding letters of credit of $1.9 million, was approximately $4.3 million.

Debt as of September 29, 2007 and December 30, 2006 consisted of the following:

	September 29, 2007	December 30, 2006
	(In thousands)
Term A payable to bank in variable quarterly installments through November 13, 2011, interest payable quarterly and bears an initial rate of LIBOR plus 4.0%	$—	$24,000
Term B requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.0%	—	10,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest payable monthly and bears a rate primarily at LIBOR plus 3.5% (effective rate of 8.5% at September 29, 2007)	20,366	19,966

	20,366	53,966
Less: current portion	20,366	53,966

Non-current portion	$—	$—

The aggregate principal payments of notes payable are as follows:

One year or less	$20,366
One to three years	—
Three to five years	—

Total	$20,366

Subsequent to September 29, 2007, the Company drew an additional $3.1 million on its Revolver and had an outstanding debt balance of $23.5 million at October 27, 2007. At October 27, 2007, the available borrowing capacity under the Revolver, net of outstanding letters of credit of $3.5 million, was approximately $1.0 million.

10. Other (income) expenses — net

Other (income) expenses — net, totaled $30,000 and $24,000 in other income for the three and nine months ended September 29, 2007, respectively, and consisted primarily of interest received in conjunction with income tax refunds received during the current year. Other (income) expenses — net totaled $14,000 in other expense for the third quarter of fiscal 2006, and $551,000 in other income for the first three quarters of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related the Company’s Altama acquisition partially offset by severance expense associated with the departure of the Company’s CEO.

11. Operating Segment Information

For the fiscal year ended December 30, 2006, the Company’s operating segments were classified into four segments: footwear, premium footwear, military boot operations and accessories. Through the acquisition of Chambers Belt in 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama Footwear, the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment and prior year numbers related to H.S. Trask were reclassified to conform to current year presentation.

The footwear operation designs, develops and markets various moderately-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over its Internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over its Internet web sites. The military boot operation manufactures one brand of mil-spec combat boots for sale to the DoD which serves all four major branches of the U.S. military, however these boots are used primarily by the U.S. Army and the U.S. Marines. In addition, the military boot operation manufactures or outsources commercial combat boots, infantry combat boots, tactical boots and safety and work boots and sells these products primarily through domestic footwear retailers, footwear and military catalogs and directly to consumers over its own web site. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers.

On July 2, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, to Kellwood, a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri and, concurrently, PXG Canada sold certain assets and assigned certain obligations of PXG Canada that related solely to PXG Canada’s business devoted to the purchasing, marketing, distribution and sale of Royal Robbins branded products to Canadian Recreation, a wholly-owned subsidiary of Kellwood. The results of Royal Robbins, previously included in the footwear and apparel segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations for all periods presented. In addition, the footwear and apparel segment has been renamed as the footwear segment.

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

	Customer Concentration Summary
	Three Months Ended			Nine Months Ended
	September 29, 2007		September 30, 2006	September 29, 2007		September 30, 2006
Premium Footwear:
Tommy Bahama Retail	29%		18%	25%		14%
Newton Buying Corp.	*	%	13%	*	%	* %
Nordstrom	*	%	* %	*	%	13%
Military:
Department of Defense	26%		44%	41%		61%
Army Security Assistance	13%		* %	*	%	* %
US Government	*	%	* %	19%		* %
Accessories:
Wal-Mart	62%		58%	64%		58%
K-Mart	*	%	14%	*	%	11%

*	Less than 10% for the period presented

No individual off-shore customer, excluding the Company’s Canadian subsidiary, represents more than 10% of net sales for any segment.

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
	(In thousands)
Net Revenues
Footwear	$8,009	$7,681	$21,502	$20,520
Premium Footwear	3,569	2,379	9,679	14,669
Military Boots	3,657	3,758	20,077	17,456
Accessories	10,742	13,519	32,282	32,231

	$25,977	$27,337	$83,540	$84,876

Operating Income (loss)
Footwear	$226	$1,592	$2,739	$4,410
Premium Footwear	(1,410)	(1,407)	(3,337)	(1,564)
Military Boots	(718)	32	321	1,506
Accessories	489	1,675	2,567	3,312
Reconciling Items(1)	(2,084)	(1,858)	(7,044)	(4,669)

	$(3,497)	$34	$(4,754)	$2,995

Depreciation and Amortization
Footwear	$7	$24	$25	$93
Premium Footwear	29	39	86	153
Military Boots	195	259	590	638
Accessories	260	248	772	750
Reconciling Items(2)	76	48	236	153

	$567	$618	$1,709	$1,787

Capital Expenditures
Footwear	$4	$48	$9	$90
Premium Footwear	—	4	—	11
Military Boots	57	22	134	195
Accessories	85	37	185	108
Reconciling Items(2)	36	380	143	533

	$182	$491	$471	$937

	As of September 29, 2007	As of December 30, 2006
	(In thousands)
Identifiable Assets
Footwear	$15,754	$12,582
Premium Footwear	8,424	7,320
Military Boots	10,534	14,439
Accessories	23,610	23,792
Discontinued Operations	—	8,453

Goodwill
Footwear	1,949	1,949
Premium Footwear	162	162
Military Boots	6,663	6,655
Accessories	5,692	5,692
Discontinued Operations	—	4,894

Non-amortizable intangibles
Footwear	—	—
Premium Footwear	590	590
Military Boots	8,133	8,133
Accessories	2,670	2,670
Discontinued Operations	—	2,590
Reconciling Items(3)	4,840	7,511

	$89,021	$107,432

(1)	Represents corporate general and administrative expenses and other expenses not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in other expense during 2007 is related to increased selling, general and administrative expenses at the corporate level.
(2)	Represents capital expenditures and depreciation of the Company’s corporate office not utilized by management in determining segment performance.
(3)	Identifiable assets are comprised of net receivables, net inventory, certain property, plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the four segments and includes amortizable intangibles and other assets.

12. Related Parties

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Managers of the Company’s Chambers Belt and Tommy Bahama Footwear brands, who are former principals of Chambers Belt prior to the Company’s 2005 acquisition of the brand, each own an equity interest in Maquiladora Chambers de Mexico, S.A. As of September 29, 2007 and December 30, 2006, there was $0 due to or from the Company from Maquiladora Chambers de Mexico, S.A. For the three and nine months ended September 29, 2007, the Company purchased a total of $502,000 and $1.6 million, respectively, and for the three and nine months ended September 30, 2006, the Company purchased a total of $480,000 and $1.3 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

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

On June 15, 2007, Tommy Bahama Group, Inc. filed a claim against The Walking Company in the United States District Court for the Northern District of Georgia, seeking undisclosed damages in excess of $75,000 and to enjoin it from using certain Tommy

Bahama trademarks and images in its catalog, website and in store displays. The Company is a licensee of Tommy Bahama marks in connection with its Tommy Bahama Footwear line. The Walking Company claims it had permission from the Company to use the Tommy Bahama marks in this manner as part of the arrangement with the Company for the sale of Tommy Bahama Footwear in The Walking Company retail stores and through its catalogs. On July 10, 2007, The Walking Company filed a third party claim against the Company for contribution and indemnification for the claims in Tommy Bahama Group’s complaint, as well as an undisclosed amount of damages for breach of contract, fraudulent and negligent misrepresentation in connection with the purported agreement and alleged representations made about use of the Tommy Bahama marks in connection with entering into their sales arrangements, including recovery of its expenses in producing the marketing material. On October 31, 2007, the parties settled the litigation and agreed to dismiss the lawsuit. The Company agreed to make a payment of $37,000 in consideration of the settlement to The Walking Company.

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

15. Subsequent Event

On October 18, 2007, Kenneth E. Wolf announced his intention to resign as the Chief Financial Officer and Secretary of the Company, effective November 15, 2007. In connection with this transition, Mr. Wolf will receive severance in the form of continuation of his salary for eight months and company paid health benefits during this time. In addition, on October 19, 2007, Sivaprasad Reddy announced his intention to resign from his position as the Vice President, Sourcing of the Company, effective October 26, 2007. Mr. Reddy will receive six months of salary continuation and company paid health benefits during this time.

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

References to our “fiscal 2005” refer to our fiscal year ended December 31, 2005, references to our “fiscal 2006” refer to our fiscal year ended December 30, 2006, references to our “fiscal 2007” refer to our fiscal year ending December 29, 2007, and references to our “fiscal 2008” refer to our fiscal year ending January 3, 2009.

Overview

We design, develop and market a diversified selection of men’s and women’s footwear and belts. In addition, we design and manufacture military combat and uniform boots. Our brands include Tommy Bahama®, Trotters®, SoftWalk®, and H.S. Trask® footwear brands, Altama® boots and Chambers Belts®. Through a series of acquisitions, we have built this portfolio of brands that we believe provide us with long-term organic growth potential. We may continue to build our portfolio of brands through acquisitions of footwear, apparel or related products; however, we have no present plans to do so. Rather, our current focus is on building value within these existing brands through investments in key personnel, product development and operating process improvements and expanding the distribution of our products.

Our operations are comprised of four reportable segments: footwear, premium footwear, military boot and accessories. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of footwear and accessories through wholesale channels, military channels including the U.S. government, direct to consumer catalogs and website sales. See “Segment Information” in the Notes to Consolidated Financial Statements.

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

Expanding our Industry Expertise. As we have grown, so too has our need for individuals well versed in the operating disciplines of the footwear and accessories business. Over the course of fiscal 2006 and 2007, a significant number of individuals have been added to the staff to advance our design, sourcing and sales capabilities. In April 2007, we appointed Cathy B. Taylor as Chief Executive Officer. Ms. Taylor has over 25 years of executive and consulting experience in the retail footwear industry. In October 2007, we implemented a number of management changes that we believe will help better support our business improvement efforts. These changes include the appointment of Scott Sporrer as Chief Financial Officer, effective November 15, 2007, the appointment of Jim Ferguson as country manager responsible for our China sourcing office and operations and the appointment of new product development and material specialist personnel in the China office and at corporate headquarters. To further support efforts to improve our operational performance, we made several appointments in the area of corporate operations. This includes retaining Doug Ford to consult on operational matters. As an outside consultant, Mr. Ford will serve in the position of Senior Vice President Operations and be responsible for logistics, information technology, forecasting, planning, human resources, and e-commerce technology functions.

Balance Sheet Strengthening. During fiscal 2006 and continuing into fiscal 2007 we have taken a number of steps to reduce the working capital required to run our business. First among these is the July 2, 2007 sale of our Royal Robbins subsidiary, and related brand assets from our PXG Canada subsidiary, to Kellwood Company, a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri. Thus far we have used the majority of the net proceeds from the sale to pay down $35.2 million of our bank debt and recorded a gain, net of tax, of $14.1 million as a result of this sale. We utilized the remaining net proceeds to further pursue our growth strategy of strengthening our remaining brands. As a result of the sale, we have reported the results of our Royal Robbins business as discontinued operations for all current and prior periods presented, pursuant to SFAS No. 144 “Accounting for the Disposal of Long-Lived Assets”.

Additionally, we have reduced the levels of inventory required to service our brands. We have been accomplishing this through the sale of considerable amounts of excess inventory and through the installation of inventory management practices to reduce standard inventory levels. We believe this new system will help substantially reduce the units and value of inventory necessary to operate our brands. In addition, we are converting to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs.

Operating Margin Improvements. We have several initiatives which during fiscal 2007 have suppressed margins, but which we believe will lead to improvement in our operating margins in the fourth quarter of fiscal 2007 and over the course of fiscal 2008. Our emphasis on inventory reduction, particularly closeout and slower moving goods, yielded gross margins which were below the normalized rates for several of our brands in fiscal 2005, fiscal 2006, and through the third quarter of fiscal 2007. We were particularly aggressive in the last part of fiscal 2006 and throughout fiscal 2007 and as a result have inventory levels which we expect should generate considerably better gross margins. We are also in the process of making substantial changes to our footwear sourcing network which we expect will further improve gross margins and pricing flexibility in fiscal 2008 and beyond. This past year we closed a significant number of third party sourcing relationships, as well as opened up a second foreign sourcing office. We currently have duplicative costs within our sourcing operations as we complete this migration, but expect to see both the elimination of these additional costs and product from the new sources that enter our supply system over the course of the fourth quarter of fiscal 2007 and in fiscal 2008. Concurrent with our realigned sourcing operations we expect this to yield more efficient and timely fulfillment of our customer requirements.

Organic Growth Initiatives. We have a number of avenues for organic growth in which we have invested during the last several quarters. Most notably, we built an organization to support the relaunch of Tommy Bahama Footwear and accessories. These investments included product design, sales, marketing and planning resources. While a cost to us in fiscal 2006 and fiscal 2007, we believe the opportunity to profitably grow our Tommy Bahama Footwear business unit more than warranted these investments.

In addition to Tommy Bahama we are in the process of reinvesting in our H.S.Trask brand. During the last year we underwent a marketing study to assess what, if any, strategic opportunities existed within the men’s marketplace that H.S. Trask was capable of exploiting. The results of this study concluded that H.S. Trask was well positioned to expand its market share conditioned upon a successful updating and redesign of its line. Accordingly, late in fiscal 2006 and continuing into the current year we are developing the products while refocusing our efforts within the brand.

Results of Operations

The following table sets forth selected consolidated operating results for each of the periods indicated, presented in dollars and as a percentage of net sales.

Fiscal Quarter Ended September 29, 2007 Compared to Fiscal Quarter Ended September 30, 2006.

	Fiscal Quarter Ended				Increase (Decrease)
	September 29, 2007		September 30, 2006
			(In thousands)
Net sales	$25,977	100%	$27,337	100%	$(1,360)	(5)%
Cost of goods sold	20,272	78%	18,705	68%	1,567	8%

Gross profit	5,705	22%	8,632	32%	(2,927)	(34)%
Operating expenses:
Selling, general and administrative expense	9,232	35%	8,584	32%	648	8%
Other (income) expense — net	(30)	—%	14	—%	(44)	(	*)%

Total operating expenses	9,202	35%	8,598	32%	604	7%

Operating (loss) income	(3,497)	(13)%	34	—%	(3,531)	(	*)%
Interest expense	663	3%	630	2%	33	5%

Loss before income taxes and discontinued operations	(4,160)	(16)%	(596)	(2)%	(3,564)	*	%
Income tax benefit	(1,165)	(4)%	(222)	(1)%	(943)	*	%

Loss before discontinued operations	(2,995)	(12)%	(374)	(1)%	(2,621)	*	%
Net earnings from discontinued operations	14,057	54%	717	2%	13,340	*	%

Net earnings	$11,062	42%	$343	1%	$10,719	*	%

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales from continuing operations for the third quarter of fiscal 2007 were $26.0 million compared to $27.3 million for the third quarter of fiscal 2006, representing a $1.4 million, or 5%, decrease. The decrease in sales from continuing operations during the third quarter of fiscal 2007 is primarily attributable to a decrease of $2.7 million in sales in our accessories segment offset by an increase in sales in our premium footwear segment of $1.2 million. In our accessories segment, sales to mass merchants decreased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 due to the discontinuance of various product programs during the current year in addition to competitive pricing pressures. In our premium footwear segment, the increase is primarily attributable to an increase in sales for our Tommy Bahama Footwear brand which was a result of an increase in sales to the Tommy Bahama retail stores in addition to an overall expansion of the distribution channels for this brand.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit from continuing operations for the third quarter of fiscal 2007 decreased 34% to $5.7 million compared to $8.6 million for the comparable prior year period. Gross profit as a percentage of net sales from continuing operations decreased to 22% compared to 32% in the comparative prior year period. The decrease in gross profit and gross profit as a percentage of net sales is primarily attributable to increased inventory write-downs and liquidation costs, a reduction in selling prices related to aggressive sales activity associated with slow moving and discontinued product programs, higher manufacturing costs associated with lower production volumes in our military segment and additional sourcing and logistics costs incurred in connection with our product sourcing transition during the period from Brazil to China in our footwear and premium footwear segments. We expect our gross profit to improve during the fourth quarter of fiscal 2007 and over the course of fiscal 2008 to more historical rates based on our current business initiatives.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative, or SG&A, expenses from continuing operations were $9.2 million, or 35% of net sales, for the third quarter of fiscal 2007 compared to $8.6 million or 31% of net sales for the third quarter of fiscal 2006. The increase in SG&A expenses from continuing operations in the third quarter of fiscal 2007 is primarily attributable to increased costs incurred in conjunction with the hiring of a new CEO during the current year, in addition to increased spending on consulting costs and brand expenses, which include design costs and direct to consumer marketing and advertising.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the third quarter of fiscal 2007 and 2006, we recognized $23,000 and $35,000, respectively, in compensation costs for the vesting of stock options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Consolidated Other (Income) Expenses — Net, from Continuing Operations

Other (income) expenses — net, totaled $30,000 in other income for the third quarter of 2007 and consisted primarily of interest received in conjunction with income tax refunds received during the current year. Other (income) expenses — net totaled $14,000 in other expense for the third quarter of fiscal 2006.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense from continuing operations for the third quarter of fiscal 2007 was $663,000, compared to $630,000 for the third quarter of fiscal 2006. The slight increase in interest expense between the two periods is a result of increased interest rates during fiscal 2007, offset by a lower debt balance at the end of the current period, compared to the prior year.

Consolidated Income Tax Provision from Continuing Operations

We record a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

We realized an effective tax rate of 28.0%, from continuing operations, for the third quarter ended September 29, 2007, compared to an effective tax rate of 37.2%, from continuing operations, for the third quarter ended September 30, 2006. The decrease in the effective tax rate is primarily due to a decrease in our anticipated actual effective tax rate for fiscal 2007 to 36.9%, from 43.1% as of the second quarter of the current year, in addition to the increased net loss from continuing operations incurred in the current year, which dilutes the effect of permanent differences on the annual tax rate, resulting in a lower effective tax rate.

Consolidated Net Loss from Continuing Operations

Our net loss from continuing operations for the third quarter of fiscal 2007 was $3.0 million, compared to net loss from continuing operations of $374,000 for the third quarter of fiscal 2006. Our net loss per diluted share from continuing operations was $0.37 for the third quarter of fiscal 2007, compared to net loss per diluted share from continuing operations of $0.05 for the comparable period of fiscal 2006. The increase in our net loss from continuing operations is attributable to lower overall gross margins realized in our footwear, military boot and accessories segments during the third quarter of fiscal 2007, in addition to increased selling, general and administrative expenses at the corporate and brand levels.

Net Earnings from Discontinued Operations

Pursuant to our Board of Directors’ approval of the plan to sell our wholly-owned subsidiary, Royal Robbins, and related Canadian operations, to Kellwood, all operating results related to Royal Robbins have been reclassified and included in discontinued operations. For the three months ended September 29, 2007, and September 30, 2006, net earnings from discontinued operations was $14.1 million and $717,000, respectively.

Footwear Business

Net Sales

Net sales for the third quarter of fiscal 2007 were $8.0 million, compared to $7.7 million for the third quarter of fiscal 2006, representing a 3% increase. Net sales for our SoftWalk brand increased $315,000, or 10%, and were partially offset by a decrease of approximately $65,000, or 1%, in our Trotters brand as compared to the prior year comparative period. During the first quarter of fiscal 2007 we made our first shipments of footwear under a previously signed license with American Red Cross. These shipments resulted in net sales of $68,000 during the third quarter of fiscal 2007, but we anticipate minimal future sales of this product for the remainder of fiscal 2007 as this product line has been discontinued. The increase in sales for our SoftWalk brand was primarily attributable to increased sales of new products sold at higher per pair prices than the prior year, offset by increased sales at close-out prices during the current fiscal quarter for our Trotters brand, which translated to lower overall sales for the brand.

Gross Profit

Gross profit for the third quarter of fiscal 2007 was $2.3 million, compared to $3.4 million for the prior fiscal year period. Gross margin in this segment as a percentage of net sales decreased to 29% compared to 44% in the prior comparative fiscal quarter. The decrease in gross profit dollars, and as a percentage of sales, primarily relates to an increase in costs incurred during the current quarter in our Trotters and SoftWalk brands related to Brazilian exit costs, additional freight costs incurred during the quarter related to expediting product from China, in addition to duplicative costs incurred related to sourcing in Brazil and China, which we expect to continue in the fourth quarter of fiscal 2007, however at a lower rate. Additional costs were also incurred during the third quarter of the current year related to inventory liquidation costs associated with the discontinuance of the American Red Cross product line during the current quarter, in addition to an accrual of approximately $363,000 recorded at September 29, 2007 which represents the remaining minimum royalty payments due under our agreement with the American Red Cross as we have requested to discontinue our participation under the license agreement.

Operating Expenses

SG&A expenses were $2.1 million or 26% of net sales in this segment for the third quarter of fiscal 2007, compared to $1.7 million or 22% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses in the third quarter of fiscal 2007 can be attributed to costs incurred during the quarter related to the American Red Cross product line, which includes severance costs related to the discontinuation of this product line.

Premium Footwear Business

Net Sales

Net sales for the third quarter of fiscal 2007 were $3.6 million, compared to $2.4 million for the third quarter of fiscal 2006, representing a $1.2 million increase. This increase is primarily attributable to an increase in sales for our Tommy Bahama Footwear brand during the third quarter of fiscal 2007, compared to the third quarter of fiscal 2006 which resulted from an increase in sales to the Tommy Bahama retail stores in addition to an overall expansion of the distribution channels for this brand. Sales also increased in our H.S. Trask brand during the current year quarter which was a result of increased third party catalog sales, in addition to an increase in the volume of sales of new product offerings.

Gross Profit

Gross profit for the third quarter of fiscal 2007 increased to $634,000, compared to $92,000 for the comparable prior fiscal year while gross profit as a percentage of net sales increased from 4% to 18% for the same comparable period. The increase in gross profit margin dollars, and as a percentage of net sales, resulted from a decrease in product sales at close-out prices during the current year in both the H.S. Trask and Tommy Bahama brands. Although gross profits have increased during the current year, the margins are still not at the levels we would expect for this segment due to additional freight costs associated with expediting product from source country manufacturers, in addition to an increase in the minimum royalty obligations for the Tommy Bahama brand. We expect our gross profit to improve in the premium footwear segment during the fourth quarter of fiscal 2007 and over the course of fiscal 2008 to more historical rates based on our current business initiatives.

Operating Expenses

SG&A expenses were $2.0 million or 57% of net sales in this segment for the third quarter of fiscal 2007, compared to $1.5 million or 65% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses in dollars is due to additional costs incurred in order to support a higher volume of sales, increased salary and commission expenses, and increased direct to consumer marketing, advertising and trade show expenses, offset by a decrease in external consulting expenses in our Tommy Bahama Footwear brand.

Military Boot Business

Net Sales

Net sales for the third quarter of fiscal 2007 were $3.7 million for the Military Boot segment, a decrease of 3%, compared to $3.8 million of net sales for the prior year comparable quarter. Sales to the U.S. Department of Defense, or DoD, were $938,000 or 26% of total net sales for our military boot business and sales to commercial customers were $2.7 million or 74% of total net sales. The decrease in sales in this segment is a result of decreased DoD sales of approximately $726,000 during the current year quarter, partially offset by an increase in commercial sales of $625,000. Our latest contract with the DoD agency, Defense Supply Center Philadelphia, or DSCP, expired September 30, 2006 and the final deliveries under this contract were shipped during May 2007. In July 2007, we were notified that we were awarded a new contract by the DoD. The contract contains an initial one year term with four one year extension options available to the DSCP. The contract is a fixed price with economic price adjustment, indefinite delivery, and indefinite quantity contract. The contract provides for a minimum of approximately 83,000 pairs, for a fixed price of approximately $5.0 million, and a maximum of approximately 337,000 pairs, for a fixed price of approximately $20.4 million, in contract year one. It also provides for a minimum of approximately 61,000 pairs and a maximum of approximately 308,000 pairs in each of the next four contract option years. As a result, there can be no assurance of the ultimate number of combat boots that the DSCP will purchase under the contract. This award was made at lower per boot prices than Altama’s prior award. As a result, we expect to generate lower margins than under the prior award, the impact of which we expect to be lessened if higher volumes are ordered under the contract. We began delivering product under the new contract in September 2007.

Gross Profit

Gross profit for the third quarter of fiscal 2007 was $123,000 or 3% of net sales for this segment, compared to gross profit of $735,000 or 20% of net sales for the third quarter of fiscal 2006. The decrease in gross profit dollars, and as a percentage of net sales for fiscal 2007, was primarily attributable to manufacturing inefficiencies experienced during the current year quarter as a result of the ramp up of production for the new DoD contract.

Operating Expenses

Direct SG&A expenses were $842,000 or 23% of net sales for this segment for the third quarter of fiscal 2007, compared to $704,000 or 19% of net sales for the third quarter of fiscal 2006. The increase in direct SG&A expenses in fiscal 2007, compared to the prior year period, is attributable to increased costs associated with supporting a larger commercial sales volume in addition to increased third party consulting expenses during the current year period.

Accessories Business

Net Sales

Net sales for the third quarter of fiscal 2007 were $10.7 million, compared to $13.5 million for the third quarter of fiscal 2006, representing a decrease of $2.7 million, or 20%. The decrease is primarily related to a decrease in sales to Wal-Mart of approximately $1.0 million during the current year quarter related to inventory decisions made at Wal-Mart carried forward from the second quarter of the current year. In addition, decreased average sales prices for mass merchant customers, due to competitive pricing pressures and the discontinuance of various product programs during the current year, contributed to a decrease in sales during the current year quarter.

Gross Profit

Gross profit for the third quarter of fiscal 2007 was $2.6 million, or 25% of net sales, compared to gross profit for the third quarter of fiscal 2006 of $4.4 million, or 33% of net sales. The decrease in gross profit dollars, and as a percentage of net sales, during fiscal 2007 is a result of increased inventory write-downs and liquidation costs combined with a reduction in selling prices related to aggressive sales activity associated with slow moving and discontinued product programs. We expect our gross profit to improve in the accessories segment during the fourth quarter of fiscal 2007 to more historical rates based on our current business initiatives.

Operating Expenses

Operating expenses for the third quarter of fiscal 2007 totaled $2.2 million compared to $2.8 million for the third quarter of fiscal 2006. The decrease in operating expenses is due to a decrease in commission and marketing expenses for this segment during the current year.

Fiscal Nine Month Period Ended September 29, 2007 Compared to Fiscal Nine Month Period Ended September 30, 2006.

The following table sets forth selected consolidated operating results for each of the nine month periods indicated, presented in dollars and as a percentage of net sales.

	Fiscal Nine Months Ended				Increase (Decrease)
	September 29, 2007		September 30, 2006
	(In thousands)
Net sales	$83,540	100%	$84,876	100%	$(1,336)	(2)%
Cost of goods sold	60,170	72%	56,337	66%	3,833	7%

Gross profit	23,370	28%	28,539	34%	(5,169)	(18)%
Operating expenses:
Selling, general and administrative expense	28,148	34%	26,095	31%	2,053	8%
Other (income) expense — net	(24)	—%	(551)	(1)%	527	(96)%

Total operating expenses	28,124	34%	25,544	30%	2,580	10%

Operating (expense) income	(4,754)	(6)%	2,995	4%	(7,749)	( *)%
Interest expense	1,883	2%	1,874	2%	9	1%

(Loss) earnings before income taxes and discontinued operations	(6,637)	(8)%	1,121	2%	(7,758)	( *)%
Income tax benefit	(2,353)	(3)%	(118)	—%	(2,235)	* %

(Loss) earnings before discontinued operations	(4,284)	(5)%	1,239	2%	(5,523)	( *)%
Net earnings from discontinued operations	14,831	18%	1,792	2%	13,039	* %

Net earnings	$10,547	13%	$3,031	4%	$7,516	* %

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales from continuing operations for the first nine months of fiscal 2007 were $83.5 million, compared to $84.9 million for the first nine months of fiscal 2006. The slight decrease in sales during the first nine months of 2007 is attributable to a decrease of $5.0 million in sales in our premium footwear segment, offset by an increase in sales in our footwear segment of $982,000, an increase in net sales in our military boot segment of $2.6 million, and an increase in net sales in our accessories segment of $51,000. In our premium footwear segment, a decrease in sales for our Tommy Bahama Footwear and H.S. Trask brands during the first nine months of fiscal 2007, compared to the first nine months of fiscal 2006, was a result of the repositioning of the brands and the development of new styles, to include updating and redesigning the product lines. During the third quarter of fiscal 2007, sales for our premium footwear brand have begun to show improved sales, such as an increase in sales to the Tommy Bahama retail stores, in addition to an overall expansion of the distribution channels for the Tommy Bahama brand. Sales also increased in our H.S. Trask brand during the current year third quarter which was a result of increased third party catalog sales, in addition to an increase in the volume of sales of our new product offerings.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit from continuing operations for the first nine months of fiscal 2007 decreased 18% to $23.4 million, compared to $28.5 million for the comparable prior year period. Gross profit as a percentage of net sales decreased to 28% compared to 34% in the comparative prior year period. The decrease in gross profit dollars, and as a percentage of net sales, is primarily attributable to increased inventory write-downs and liquidation costs, a reduction in selling prices related to aggressive sales activity associated with slow moving and discontinued product programs, higher manufacturing costs associated with lower production volumes in our military segment, and additional sourcing, logistics and freight costs incurred in connection with our product sourcing transition from Brazil to China. We expect our gross profit to improve during the fourth quarter of fiscal 2007 to more historical rates based on our current business initiatives.

Consolidated Operating Expenses from Continuing Operations

Consolidated SG&A expenses from continuing operations were $28.1 million, or 34% of net sales, for the first nine months of fiscal 2007, compared to $26.1 million or 31% of net sales for the first nine months of fiscal 2006. The increase in SG&A expenses in fiscal 2007 is primarily attributable to increased spending on legal, tax and auditing fees and initiatives addressing Sarbanes Oxley compliance and FIN 48 implementation, in addition to increased costs incurred in conjunction with the hiring of a new CEO during the current year and increased spending on consulting costs and brand expenses, which include design costs and direct to consumer marketing and advertising.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share Based Payment,” using the modified prospective method. In accordance with SFAS No. 123 (Revised 2004), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. For performance-based stock rights which cliff vest based on specifically defined performance criteria, the cost is recognized at the time those rights are expected to cliff vest. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. For the first nine months of fiscal 2007 and 2006, we recognized $85,000 and $115,000, respectively, in compensation costs for the vesting of stock options. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (Revised 2004).

Consolidated Other (Income) Expenses — Net, from Continuing Operations

Consolidated “Other (income) expenses — net” from continuing operations totaled $24,000 in other income for the first nine months of fiscal 2007 which consisted primarily of interest received in conjunction with income tax refunds received during the current year. Consolidated “Other (income) expense — net” totaled $551,000 in other income for the nine month period of fiscal 2006 which primarily consists of a $1.5 million net gain associated with a purchase price reduction related to our Altama acquisition partially offset by $829,000 in severance costs. On January 8, 2006 we entered into an agreement with the seller of the Altama Delta Corporation which modified the terms of the Stock Purchase Agreement dated June 15, 2004 among them pursuant to which we acquired Altama. As a result of the agreement, the total price paid by us for Altama was reduced by approximately $1.5 million in cash, 196,967 in the Company’s shares valued at the original purchase price of $2.5 million and the termination of all future obligations under the stock purchase agreement, including a contingent earn-out covenant, and consulting and non-competition agreements which totaled $1.6 million. As a result of this transaction, we recorded a net gain of $1.5 million in the nine month period of fiscal 2006.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense from continuing operations was $1.9 million for the first nine months of fiscal 2007 and 2006. The consistency of interest expense between the two periods is a result of increased interest rates during fiscal 2007, offset by a lower debt balance at the end of the current period, compared to the prior year.

Consolidated Income Tax Provision from Continuing Operations

We record a quarterly tax provision based on estimates that consider year-to-date results, forecasted results for the fiscal year and operational factors that affect income taxes. Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

We realized an effective tax rate of 35.5%, from continuing operations, for the nine month period ended September 29, 2007 compared to an effective tax rate of 10.5%, from continuing operations, for the nine month period ended September 30, 2006. The increase in the effective tax rate, compared to the prior year, is primarily due to a non-recurring, non-taxable net gain recorded in the first nine months ended September 30, 2006 related to the Altama purchase price reduction transaction, in addition to a change in the apportionment of foreign and state income taxes.

We anticipate an actual effective tax rate of approximately 36.9% for continuing operations for fiscal 2007, which is due to our expected foreign and state income tax apportionment ratios, deferred tax valuation reserves, and the effect of permanent differences on the annual tax rate due to the current year net loss from continuing operations.

Consolidated Net (Loss) Earnings from Continuing Operations

Our net (loss) earnings from continuing operations for the first nine months of fiscal 2007 was a net loss of $4.3 million, compared to net earnings from continuing operations of $1.2 million for the first nine months of fiscal 2006. Our net loss per diluted share from continuing operations was $0.54 for the first nine months of fiscal 2007, compared to net earnings from continuing operations of $0.15 per diluted share for the comparable period of fiscal 2006. The decrease in net earnings is attributable to lower overall sales and gross margins realized in our premium footwear segment and lower gross margins realized in our remaining segments, in addition to increased selling, general and administrative expenses at the corporate and brand levels, during the first nine months of fiscal 2007.

Net Earnings from Discontinued Operations

Pursuant to our Board of Directors’ approval of the plan to sell our wholly-owned subsidiary, Royal Robbins and related Canadian operations, to Kellwood, all operating results related to Royal Robbins have been reclassified and included in discontinued operations. For the nine months ended September 29, 2007 and September 30, 2006, net earnings from discontinued operations was $14.8 million and $1.8 million, respectively.

Footwear Business

Net Sales

Net sales for the first nine months of fiscal 2007 were $21.5 million compared to $20.5 million for the first nine months of fiscal 2006, representing a 5% increase. Net sales for our Trotters brand increased $819,000, or 7%, and were partially offset by a decrease of approximately $78,000, or 1%, in our SoftWalk brand compared to the prior year comparative period. During the first nine months of fiscal 2007, we made our first shipments of footwear under a previously signed license with American Red Cross. These shipments resulted in net sales of $241,000 during the current year nine month period, but we anticipate minimal future sales of this product for the remainder of fiscal 2007 as this product line has been discontinued. The increase in sales for our Trotters brand was primarily attributable to increased international sales and an increase in new product offerings sold at higher per pair prices, offset by increased sales at close-out prices during the current nine month period for our SoftWalk brand which translated to lower overall sales dollars for the brand.

Gross Profit

Gross profit for the first nine months of fiscal 2007 decreased 9% to $8.4 million, compared to $9.3 million for the comparable prior fiscal year. Gross margin in this segment as a percentage of net sales decreased to 39% compared to 45% in the prior comparative fiscal nine month period. The decrease in gross profit dollars, and as a percentage of net sales, primarily relates to an increase in costs incurred during the current year in our Trotters and SoftWalk brands related to increased close-out sales, an increase in Brazilian exit costs, additional freight costs incurred during the current year related to expediting product from source country manufacturers, in addition to duplicative costs incurred related to sourcing in Brazil and China. Additional costs were also incurred during the current year related to inventory liquidation costs associated with the discontinuance of the American Red Cross product line during the current quarter, in addition to an accrual of approximately $363,000 recorded at September 29, 2007 which represents the remaining minimum royalty payments due under our agreement with the American Red Cross as we have requested to discontinue our participation under the license agreement.

Operating Expenses

SG&A expenses were $5.6 million, or 26% of net sales in this segment for the first nine months of fiscal 2007, compared to $4.8 million or 23% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses in the first nine months of fiscal 2007 can be attributed to the bankruptcy of a large customer during the second quarter, resulting in bad debt expense of approximately $130,000, in addition to costs incurred during the third quarter related to the American Red Cross brand, which includes severance costs incurred due to the discontinuation of this product line during the current quarter. Increases in spending during the current year nine month period on marketing and promotional programs also contributed to the increase in SG&A expenses.

Premium Footwear Business

Net Sales

Net sales for the first nine months of fiscal 2007 were $9.7 million compared to $14.7 million for the first nine months of fiscal 2006, representing a $5.0 million decrease. This decrease is primarily attributable to a decrease in sales for our Tommy Bahama Footwear brand during the first nine months of 2007 compared to the first nine months of 2006, which was a result of the repositioning of the brand and the development of new styles during the first half of 2007. The new Tommy Bahama styles began shipping in January 2007 and we experienced an increase in shipments during the third quarter of the current year as more styles became available, specifically to the Tommy Bahama retail stores during the third quarter. Sales also decreased in the H.S. Trask brand early in 2007 which resulted from an initiative begun in the fourth quarter of 2006 which included updating and redesigning the product line. These updated products were developed during the early part of 2007 and we experienced an increase in sales during the third quarter as the new styles became available for shipment to our customers. In addition, the Tommy Bahama accessories line is included in our accessories segment during fiscal 2007, while prior to May 2006 it was included in the premium footwear segment and included net sales totaling $765,000 during the first nine months of 2006.

Gross Profit

Gross profit for the first nine months of fiscal 2007 decreased to $2.8 million, compared to $4.0 million for the comparable prior fiscal year while gross profit as a percentage of net sales increased from 27% to 29% for the same comparable period. The increase in gross profit margin as a percentage of net sales resulted from a lower level of close-out sales in the first and third quarters, compared to the prior year comparable periods which included our transition out of the old Tommy Bahama line and lower margin sales in our Lady Trask and discontinued Colter Creek brands, offset by a decrease in gross profit margin as a percentage of sales during the second quarter of the current year resulting from a decrease in direct to consumer sales, which generate a higher gross profit, for our H.S. Trask brand, in addition to an increase in product sales at close-out prices during the second quarter of the current year.

Operating Expenses

SG&A expenses were $6.1 million or 63% of net sales in this segment for the first nine months of fiscal 2007, compared to $5.6 million or 38% of net sales for the comparable period of fiscal 2006. The increase in SG&A expenses in dollars, and as a percentage of sales, is a result of our continued investment in the product design and development of our Tommy Bahama Footwear and H.S. Trask brands, in addition to increased salary and commission expenses and increased direct to consumer marketing, advertising and trade show expenses, offset by a decrease in external consulting expenses in our Tommy Bahama Footwear brand.

Military Boot Business

Net Sales

Net sales for the first nine months of fiscal 2007 were $20.1 million for the Military Boot segment an increase of 15%, compared to $17.5 million of net sales for the prior year nine month period. Sales to the DoD were $8.3 million or 41% of total net sales for our military boot business and sales to commercial customers were $11.8 million or 59% of total net sales for our military boot business. The overall increase in sales is a result of increased commercial sales of approximately $4.9 million, which includes sales to non-DoD U.S. government agencies of approximately $3.8 million during 2007. DoD sales decreased approximately $2.3 million during the current year nine month period. Our latest DoD contract expired September 30, 2006 and the final deliveries under this contract were shipped during May 2007. In July 2007, we were notified by the DoD that we were awarded a new contract. We began delivering product under the new contract in September 2007.

Gross Profit

Gross profit for the first nine months of fiscal 2007 was $2.8 million or 14% of net sales for this segment, compared to gross profit of $4.0 million or 23% for the first nine months of fiscal 2006. The decrease in gross profit dollars, and as a percentage of sales, was primarily attributable to an increase in sales to non-DoD U.S. government agencies which generate lower gross margins than sales to our other commercial customers, in addition to manufacturing inefficiencies experienced during the third quarter as a result of the ramp up of production for the new DoD contract.

Operating Expenses

Direct SG&A expenses were $2.5 million or 12% of net sales for this segment for the first nine months of fiscal 2007, compared to $2.5 million or 15% of net sales for the first nine months of fiscal 2006. This consistency in direct SG&A expenses in fiscal 2007, compared to the prior year period, is attributable to increased costs incurred with supporting a higher commercial sales volume, in addition to external consulting expenses incurred during fiscal 2007, compared to relocation expenses associated with a change in third party distribution services and the relocation of the brand’s sales office which both occurred during fiscal 2006.

Accessories Business

Net Sales

Net sales for the first nine months of fiscal 2007 were $32.3 million compared to $32.2 million for the first nine months of fiscal 2006. The increase is primarily due to increased sales of approximately $2.4 million to Wal-Mart during the current year, offset by a decrease in sales of approximately $1.4 million to K-Mart as a result of the discontinuance during the current year of various product programs. An additional increase is related to our Tommy Bahama accessories line which is included in our accessories segment during 2007, while prior to May 2006, it was included in the premium footwear segment. Net sales related to the Tommy Bahama accessories line during the first nine months of 2007 was $1.6 million.

Gross Profit

Gross profit for the first nine months of fiscal 2007 was $9.4 million, or 29% of net sales, compared to gross profit for the first nine months of fiscal 2006 of $11.2 million, or 35% of net sales. The decrease in gross profit dollars, and as a percentage of sales, during 2007 is a result of an increase in sales to mass merchant customers, which includes Wal-Mart, which generate lower gross margin sales than Chambers’ other wholesale customers, in addition to increased inventory write-downs and liquidation costs and a reduction in selling prices related to aggressive sales activity associated with slow moving and discontinued product programs.

Operating Expenses

Operating expenses for the first nine months of fiscal 2007 totaled $6.8 million compared to $7.9 million for the first nine months of fiscal 2006. The decrease in operating expenses is due to decreased brand selling and marketing expenses for this segment during the current year.

Seasonal and Quarterly Fluctuations

The following sets forth our consolidated net sales and operating income (loss) from continuing operations summary operating results for the quarterly periods indicated (in thousands).

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales from continuing operations	$32,394	$25,169	$25,977	$—
Operating income (loss) from continuing operations	$72	$(1,329)	$(3,497)	$—

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales from continuing operations	$29,166	$28,373	$27,337	$24,560
Operating income (loss) from continuing operations	$2,583	$378	$34	$(27,901)

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

The consolidated financial statements have been prepared assuming that we will continue as a going concern. Our independent registered public accounting firm, Grant Thornton, LLP, had issued a report, dated March 30, 2007, on our consolidated financial statements as of December 30, 2006 that included an explanatory paragraph referring to our inability to meet the financial covenants under our bank credit agreement and delay by the DoD in announcing awards of the military boot contract to replace the prior contract with our Altama subsidiary, and stating that these factors, among others, raised substantial doubt about our ability to continue as a going concern.

Since December 30, 2006, the DoD has notified us of our award of a new DoD contract and we sold our Royal Robbins division on July 2, 2007 for a gross purchase price of $37.2 million, with a resulting gain, net of tax, of $14.1 million. We applied the net proceeds from the sale to the repayment of our terms loans and a reduction in our revolving credit loans. In addition, we have implemented and are implementing initiatives to reduce working capital requirements for our business. As a result, our reported financial position has improved significantly since December 30, 2006. We have not, however, revised our existing credit agreement (see discussion below) or refinanced our debt, but are seeking a new replacement facility with improved financing rates and financial covenants to align the facility with our reduced funding needs and increased borrowing capacity.

As of September 29, 2007, we were not in compliance with the financial covenants under our existing credit agreement which have not been revised to reflect the Royal Robbins sale. We have not requested a waiver for the September 29, 2007 default in connection with discussing a replacement facility. Additionally, we expect that we will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. If a refinancing cannot be successfully concluded, or if we have a future default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, we currently have insufficient cash to immediately pay our bank debt in full. During these discussions we entered into an agreement amending our current credit facility with our Bank to provide more flexibility until a revised facility is completed. The amendment provides a $1.0 million overline facility and revises the borrowing base formula to permit us higher advances against our inventory. See “Bank Credit Agreement” below. Additionally, if we are unable to enter into an amended facility by December 15, 2007, we do not expect to be able to make our estimated tax payment of approximately $6.8 million due on that date which relates primarily to the gain on the sale of our Royal Robbins business. In such event, we would be subject to interest and penalties for a late payment.

Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our bank indebtedness, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving credit facility, to meet our debt service requirements and other projected cash needs for the next twelve months other than our next estimated tax payment.

Bank Credit Agreement

On November 16, 2006, we entered into a First Lien Senior Secured Credit Facility Agreement (the “First Lien Agreement”) with M&T, The First Lien Agreement consisted of a Revolving Credit Facility (“Revolver”) with an aggregate maximum commitment of $28 million (subject to a borrowing base formula), a First Lien Term Loan A (“Term A Loan”) of $24 million and a $10 million First Lien Term Loan B (“Term B Loan”). The Revolver and Term A Loan bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of us, a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based our average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan. The Revolver interest is payable monthly and the Term A Loan interest and principal is payable quarterly. The Revolver and Term A Loan expire on November 13, 2011 and all borrowings are due and payable on that date. The Term B Loan has a fifteen month maturity, requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%.

The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all of our assets and those of our subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps and financial covenants requiring us to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA, (d) maintain a maximum average borrowed funds to EBITDA ratio, measured quarterly and (e) a minimum EBITDA requirement. M&T acts as lender and administrative agent for additional lenders under the agreement. In connection with the new credit facility, we engaged M&T to syndicate the loan among additional potential lenders. We paid M&T a $250,000 fee for its syndication efforts, which was amortizing over the fifteen month maturity of the Term B Loan. Upon repayment of the term loans, as discussed above, the unamortized portion of the fee was fully expensed.

On September 12, 2007, we entered into an agreement to amend (the “Amendment”) our First Lien Agreement with our bank. The Amendment, among other things, establishes a $1.0 million overline credit facility in addition to our Revolver under the First Lien Agreement. The amendment also revises the borrowing base formula to permit us higher advances against our inventory. The initial amendment expired on October 31, 2007. We extended the term of the amendment on October 31, 2007 through November 30, 2007.

At September 29, 2007, our outstanding credit facility balance was $20.4 million consisting entirely of the revolving credit facility. At December 30, 2006 our outstanding credit facility balance was $54.0 million consisting of the revolving credit facility and our term loans of $20.0 million and $34.0 million, respectively. Our available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $1.9 million, was approximately $4.3 million at December 30, 2006, and net of outstanding letters of credit of $3.2 million was approximately $3.9 million at September 29, 2007. The decrease in outstanding debt from the prior year end is due to a pay down of $35.2 million of the term loans and revolving credit facility from the proceeds of the sale of our Royal Robbins subsidiary which occurred on July 2, 2007.

Working Capital

We have implemented and are implementing initiatives to reduce the working capital required for our business including reducing inventory and installing a new credit platform. As discussed above, we are in default of our financial covenants as of September 29, 2007. Accordingly, we have classified our long-term debt as current liabilities as of the end of the third quarter of fiscal 2007 and as of the end of fiscal 2006 in accordance with FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor.

Working capital at the end of the third quarter of fiscal 2007 was approximately $10.0 million, compared to a working capital net deficit of approximately $9.5 million at the end of fiscal 2006. During fiscal 2006 and continuing into fiscal 2007, we have taken a number of steps to reduce the working capital required to run our business. This includes the reduction of inventory used in running our brands and converting to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections. Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt), was 2.4 at September 29, 2007, compared to 3.1 at December 30, 2006. Current assets at the end of the third quarter of fiscal 2007 decreased $5.0 million from fiscal 2006. Accounts receivable days sales outstanding decreased from 80 days as of the end of fiscal 2006 to 68 days at the end of the third quarter of fiscal 2007, reflective of increased collection efforts.

Changes in Cash Flow

The following table sets forth our change in cash flow:

	Nine Months ended
	September 29, 2007	September 30, 2006
	(In thousands)
Cash used in Operating Activities	$(4,153)	$(1,121)
Cash provided by (used in) Investing Activities	$37,402	$(983)
Cash (used in) provided by Financing Activities	$(33,600)	$2,688

Net (decrease) increase in Cash	$(351)	$584

Cash Flows Used in Operations. During the first nine months of fiscal 2007 our net cash provided by operating activities was $4.2 million compared to $ 1.1 million net cash used in operating activities during the comparable period of fiscal 2006. The increase in operating cash inflows from the prior year is due to a net decrease in inventory and an increase in accounts payable, offset slightly by an increase in accounts receivable and a decrease in accrued expenses during the current period.

Investing Activities. In the first nine months of fiscal 2007, our cash provided by investing activities totaled $37.4 million, compared to cash used totaling $983,000 in the comparable period of fiscal 2006. During the first nine months of fiscal 2007, cash provided by investing activities was primarily due to the proceeds from the sale of Royal Robbins, and during fiscal 2006 cash used in investing activities was primarily due to improvements at our manufacturing facilities, further enhancement of our e-commerce platform and expenditures incurred in the continued integration of our operations across all brands. We expect to expend $375,000 in capital expenditures during the remainder of fiscal 2007.

Financing Activities. For the first nine months of fiscal 2007, our net cash used in financing activities was $33.6 million compared to cash provided by financing activities of $2.7 million for the comparable period of fiscal 2006. The cash used in the current period was primarily related to payments made on our notes payable during the nine month period, compared to cash provided by financing activities during 2006 which was primarily due to the proceeds from borrowings made on our revolving line of credit, partially offset by notes payable payments made during the period. In 2007, this cash was primarily generated through the cash proceeds from the sale of Royal Robbins. In 2006, this cash was primarily used to purchase inventory to support our sales for the first nine months of the fiscal year.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Contractual Obligations

In the Annual Report on Form 10-K for the year ended December 30, 2006 under the heading “Contractual Obligations,” we outlined certain of our contractual obligations as described therein. For the three and nine months ended September 29, 2007, there have been no material changes in the contractual obligations specified except for the additional borrowings under our amended credit facility as described above and as follows:

On October 18, 2007, Kenneth E. Wolf announced his intention to resign as the Chief Financial Officer and Secretary of the Company, effective November 15, 2007. In connection with this transition, Mr. Wolf will receive severance in the form of continuation of his salary for eight months and company paid health benefits during this time. In addition, on October 19, 2007, Sivaprasad Reddy announced his intention to resign from his position as the Vice President, Sourcing of the Company, effective October 26, 2007. Mr. Reddy will receive six months of salary continuation and company paid health benefits during this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and license agreements. See “Contractual Obligations” above. We do not believe that these operating leases and license agreements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies

As of September 29, 2007, our consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 30, 2006, except for the following:

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

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

Any tax position recognized would be an adjustment to the effective tax rate. FIN No. 48 allows us to prospectively change our accounting policy as to where interest expense and penalties on income tax liabilities are classified. Effective January 1, 2007, we changed our accounting policy and began to classify interest expense and penalties on tax liabilities in income tax expense on our Consolidated Statement of Earnings. Prior to January 1, 2007, interest expense and penalties were recognized as a reduction to net interest income and an increase to selling, general and administrative expenses, respectively, in our Consolidated Statement of Earnings. For federal tax purposes, our 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

Upon the adoption of FIN No. 48, we recognized an adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. We recognize accrued interest related to unrecognized tax benefits as part of income tax expense. During the quarter ended September 29, 2007, we recognized a charge of $4,000 related to interest. The cumulative effect of FIN 48 on our accumulated deficit is as follows (in thousands):

Accumulated deficit, December 30, 2006, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net earnings, nine-months ended September 29, 2007	10,547

Accumulated deficit, September 29, 2007	$(489)

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

Foreign Currency Fluctuations

As a majority of our purchasing commitments are denominated in U.S. dollars and all of our sales are denominated in U.S. dollars, we were not significantly exposed to fluctuations in foreign currency rates during the third quarter of fiscal 2007. In January of 2006, we established an operating presence in Canada and began selling our product into the Canadian market. As the volume of transactions in a foreign currency was relatively low in the third quarter of fiscal 2007, we do not expect to experience significant exposure to foreign currency risk in fiscal 2007.

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We do not use derivative financial instruments to hedge this exposure nor does it enter into any trading or speculative positions with regard to foreign currency related derivative instruments.

We are exposed to foreign currency exchange rate risk inherent primarily in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies worldwide consisting of the Canadian Dollar and the Euro. For most foreign currency transactions, we are a net receiver of foreign currencies and, therefore, benefits from a weaker U.S. dollar and is adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transacts significant amounts of business.

Interest Rate Fluctuations

We are exposed to interest rate changes primarily as a result of our revolver credit facility, which we use to maintain liquidity and to fund capital expenditures and expansion. Our market risk exposure with respect to this debt is to changes in the “prime rate” in the U.S. and changes in LIBOR. Our revolver and our term loans provide for interest on outstanding borrowings at rates tied to the prime rate or, at our election, tied to LIBOR. At September 29, 2007 and December 30, 2006, we had $20.4 million and $54.0 million, respectively, in outstanding borrowings under our credit facility. Note 9 to our Condensed Consolidated Financial Statements outlines the principal amounts, if any, and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Item 4T.	Controls and Procedures

Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of whether any change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the three months ended September 29, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the three months ended September 29, 2007 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1A.	Risk Factors

We have included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 30, 2006 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). As of September 29, 2007, our risk factors have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006, except as follows:

Defaults under our secured credit arrangement could result in expensive refinancing, dilutive stock issuances, or an acceleration of bank debt and foreclosure on our assets by our bank

We have a $62.0 million credit facility with our bank, under which we had $23.5 million outstanding as of October 27, 2007. In the future, we may incur additional indebtedness in connection with acquisitions or for other purposes. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.

Under the prior credit facility, we were in default of some of our financial covenants as of the end of the first three quarters of fiscal 2006 but obtained waivers from our bank related to these violations. We modified these financial covenants in November 2006 when entering into our current facility. We were in default of four financial covenants under our current credit facility at December 30, 2006, March 31, 2007, June 30, 2007 and September 29, 2007. We received waivers from our bank with respect to our December 30, 2006 and March 31, 2007 defaults. We have not requested a waiver for the September 29, 2007 or June 30, 2007 default as we are discussing with our bank a replacement facility with improved financing rates and financial covenants to align with our reduced funding needs and increased borrowing capacity. Additionally, we expect that we will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided.

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

We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants at September 29, 2007, June 30, 2007 and March 31, 2007 under our amended and restated credit facility agreement with M&T Bank. On May 14, 2007, we obtained a waiver from our lender with respect to the March 31, 2007 default. We have not requested a waiver for the September 29, 2007 or June 30, 2007 default as we are discussing with our bank a replacement facility with improved financing rates and financial covenants to align with our reduced funding needs and increased borrowing capacity. Additionally, we expect that we will not meet certain of these financial covenants during the remainder of 2007. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided.

Since December 30, 2006, the DoD has notified us of our award of a new DoD contract and we sold our Royal Robbins division on July 2, 2007 for a gross purchase price of $37.2 million, with a resulting gain, net of tax, of $14.1 million. We applied the net proceeds from the sale to the repayment of our terms loans and a reduction in our revolving credit loans. In addition, we have implemented and are implementing initiatives to reduce working capital requirements for our business. As a result, our reported financial position has improved significantly since December 30, 2006. We have not, however, revised our existing credit agreement or refinanced our debt, but are seeking a new replacement facility with improved financing rates and financial covenants to align the facility with our reduced funding needs and increased borrowing capacity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Item 5.	Other Information

On September 12, 2007, we entered into an agreement to amend (the “Amendment”) our First Lien Agreement with our bank. The Amendment, among other things, establishes a $1.0 million overline credit facility in addition to our Revolver under the First Lien Agreement. The amendment also revises the borrowing base formula to permit us higher advances against our inventory. The initial amendment expired on October 31, 2007. We extended the term of the Amendment on October 31, 2007 through November 30, 2007.

Item 6.	Exhibits

10.1	Standby Letter of Credit issued July 2, 2007 between Manufacturers & Traders Trust Company and Phoenix Footwear Group, Inc., with Kellwood Company as a beneficiary. (incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 14, 2007 (SEC file No. 001-31309))

10.2	Termination Agreement, dated July 3, 2007, by and among Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 14, 2007 (SEC file No. 001-31309))

10.3	Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated July 9, 2007

10.4	Waiver and Release dated October 23, 2007 between Kenneth Wolf and Phoenix Footwear Group, Inc. *

10.5	Waiver and Release dated October 26, 2007 between Sivaprasad Reddy and Phoenix Footwear Group, Inc. *

10.6	Amended and Restated Credit Facility Agreement, Amendment Number 1, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc., dated September 12, 2007

10.7	Amended and Restated Credit Facility Agreement, Amendment Number 2, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc., dated October 31, 2007

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth E. Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

Date: November 13, 2007	/s/ Cathy B. Taylor
Cathy B. Taylor
President and Chief Executive Officer

Date: November 13, 2007	/s/ Kenneth E. Wolf
Kenneth E. Wolf
Chief Financial Officer

EXHIBIT INDEX

10.1	Standby Letter of Credit issued July 2, 2007 between Manufacturers & Traders Trust Company and Phoenix Footwear Group, Inc., with Kellwood Company as a beneficiary. (incorporated by reference to Exhibit 10.2 to Form 10-Q dated August 14, 2007 (SEC file No. 001-31309))

10.2	Termination Agreement, dated July 3, 2007, by and among Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q dated August 14, 2007 (SEC file No. 001-31309))

10.3	Award/Contract by and between the Defense Supply Center Philadelphia and Altama Delta Corporation dated July 9, 2007

10.4	Waiver and Release dated October 23, 2007, between Kenneth Wolf and Phoenix Footwear Group, Inc. *

10.5	Waiver and Release dated October 26, 2007 between Sivaprasad Reddy and Phoenix Footwear Group, Inc. *

10.6	Amended and Restated Credit Facility Agreement, Amendment Number 1, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc., dated September 12, 2007

10.7	Amended and Restated Credit Facility Agreement, Amendment Number 2, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc., dated October 31, 2007

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth E. Wolf pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.