Form 10-K
period 2007-12-29
PHOENIX FOOTWEAR GROUP INC
filed 2008-04-14
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 29, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,387,637, based on the closing sale price of $3.30 on such date as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2008
Common Stock, $.01 par value per share	8,382,762 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held in 2008 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

Item 1.	Business

General

We design, develop and market a diversified selection of men’s and women’s footwear and accessories. The brands we own include, Trotters®, SoftWalk®, and H.S. Trask® , while we hold licenses to Tommy Bahama, Wrangler, Riders and Lee. Through a series of acquisitions, we have built this portfolio of brands that we believe provides us with organic growth potential. We may continue to build our portfolio through acquisitions of or entering into additional third party brand licenses for footwear or related products. Our current focus, however, is on building value within our existing brands through investments in key personnel, product development, operating process improvements and expanding the distribution of our products.

Our operations are comprised of three reportable segments: footwear, premium footwear, and accessories. Segment revenues are generated from the sale of footwear and accessories through wholesale channels, direct to consumer catalogs and website sales.

Acquisitions and Divestitures

We have been engaged in the manufacture or importation and sale of quality footwear since 1882. Prior to 1996, we were a manufacturer and seller of men’s and women’s slippers. Since 2000 we have developed and refined our portfolio of brands through a series of acquisitions and divestitures.

In early fiscal 2000, we acquired Penobscot Shoe Company and its brand, Trotters. Later that year we also introduced a new brand called SoftWalk. In 2001, we exited the Company’s original business with the divestiture of the slipper brands.

In August 2003, we entered the men’s footwear business through our acquisition of H.S. Trask & Co., a Bozeman, Montana based company. In October 2003, we entered the apparel business with our acquisition of Royal Robbins, Inc., a Modesto, California based apparel company. On July 2, 2007, we exited the apparel business by selling all of the outstanding capital stock of Royal Robbins, Inc., and other related assets, to Kellwood Company (“Kellwood”).

In July 2004, we entered the military boot market through our acquisition of Altama Delta Corporation. Altama manufactures military footwear for the U.S. Department of Defense, and also sells a commercial line of high-performance combat and public safety boots for civilian use. On December 29, 2007, we exited the military boot market through the sale of all of the outstanding capital stock of Altama Delta Corporation to Tactical Holdings, Inc. (“Tactical”).

In June 2005, we entered into the accessories business through our acquisition of Chambers Belt Company, a leading manufacturer of men’s, women’s and children’s belts and accessories.

In August 2005, we expanded our footwear portfolio through the acquisition of The Paradise Shoe Company, LLC which included rights as the exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands. Concurrent with this transaction, we entered into a new licensing agreement with Oxford Industries extending our rights to the Tommy Bahama license for these products.

Business Initiatives

Our portfolio consists largely of small specialty brands, most of which serve a product need or provide an operational benefit to their customers beyond the price and aesthetics of their respective products. For instance, we believe that Trotters is one of the last brands providing retailers an “in stock, full size and widths” resource. Although our brands do not enjoy the national awareness of other better known brands, we believe that they can generate considerable organic growth and enjoy attractive operating margins, in part, because we can provide them with a shared infrastructure and access to resources they otherwise would not enjoy as a stand alone enterprise. These resources include: access to working capital, product development and sourcing capabilities and relationships, distribution, financing and information technology platforms, and most notably, human capital. By combining these brand attributes with operational leverage we believe we can create shareholder value.

We continue to focus on improving our operational efficiencies. In this regard, we have undertaken initiatives to strengthen our management leadership and balance sheet, improve our operating margins, and invest in organic growth projects.

Strengthening Management.    In April 2007, we appointed Cathy B. Taylor as Chief Executive Officer. Ms. Taylor has over 25 years of executive and consulting experience in the retail footwear industry. In the wake of Ms. Taylor’s appointment, a number of individuals have been recruited to our organization in an effort to improve our design, sourcing and sales capabilities. We also made changes in the leadership of our finance, sourcing, product development and administrative departments.

Strengthen Balance Sheet.    In early fiscal 2007, a careful review of our brand portfolio was undertaken. This analysis resulted in the decision to narrow our focus and portfolio, and in doing so, significantly strengthen our balance sheet, to allow us to aggressively pursue our growth strategies. More specifically, during 2007 we exited the apparel and military boot businesses through the divestiture of our Royal Robbins and Altama business units. The combined sale of these two divisions generated a gross sales price of $51.5 million and resulted in a net after tax gain of approximately $14.7 million. We used the net proceeds from these sales to retire outstanding bank debt. We have reported the results of our Royal Robbins and Altama businesses as discontinued operations for all current and prior periods presented, pursuant to Statements of Financial Accounting Standards No. 144, Accounting for the Disposal of Long-Lived Assets (SFAS No. 144).

Additionally, we have reduced the levels of inventory required to service our brands. We accomplished this through the sale of considerable amounts of excess inventory and the installation of inventory management practices to reduce standard inventory levels. We believe this process will help reduce the units and value of inventory necessary to operate our brands. Lastly, we have converted to a centralized credit platform which we believe will significantly improve our receivable turns, further reducing our average working capital needs.

Operating Margin Improvements.    In fiscal 2007, we undertook several initiatives designed to improve our operating margins over the course of fiscal 2008 and beyond. We reduced our inventory through closeouts and the sale of slower moving goods, which yielded gross margins in fiscal 2006 and fiscal 2007 below the normalized rates for several of our brands. We also made substantial changes to our footwear sourcing network which we expect will further improve gross margins and pricing flexibility. The sourcing changes resulted in duplicative costs during fiscal 2007. We expect to eliminate these additional costs as products from the new sources enter our supply system over the course of fiscal 2008. We also expect our realigned sourcing operations to yield more efficient and timely fulfillment of our customer requirements.

Organic Growth Initiatives.    During fiscal 2007, we invested in a number of organic growth initiatives. Most notably, we relaunched Tommy Bahama Footwear and accessories. These investments included product design, sales, marketing, planning resources and inventory. While a cost to us in fiscal 2006 and fiscal 2007, we believe the opportunity to profitably grow our Tommy Bahama Footwear business unit more than warrants these investments.

In addition to Tommy Bahama we are in the process of repositioning our H.S. Trask brand which is being relaunched during fiscal 2008. At the outset of this initiative, we undertook a marketing study to identify strategic opportunities within the men’s marketplace that H.S. Trask was capable of exploiting. The results of this study concluded that H.S. Trask was well positioned to expand its market share conditioned upon a successful updating and redesign of its line. Accordingly, over the course of fiscal 2007 we developed a new product line as well as new marketing initiatives for H.S. Trask.

Our accessories business was successful in securing a new license to manufacture and distribute footwear and accessories under the Lee label. We have begun developing product and expect to test market these goods during the second half of fiscal 2008. If this introduction is successful, we believe the Lee license represents a considerable opportunity for us to grow our accessories business in the future

Lastly, we have expanded the categories in which our Trotters and SoftWalk brands are competing in an effort to garner additional market share. More specifically, we have introduced a sub brand under our Trotters label known as the “Z Collection.” We believe this sub brand will allow us to compete at price categories and in distribution channels previously unavailable to Trotters.

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

Manufacturing Relationships.    We believe that one of the key factors in the growth of our brands has been our relationships with overseas manufacturers that are capable of meeting our requirements for quality and price in a timely fashion. We source all of our footwear products from third parties primarily in Asia, and to a lesser extent, India and Brazil. Similarly, our accessories are sourced largely from Asian factories, but we augment these purchases with Mexican goods and accessories we manufacture ourselves in our own domestic factory.

Accessory Production Strategy.    Our accessories business utilizes a production approach which balances offshore product sourcing with domestic manufacturing. Our domestic manufacturing facility allows smaller production runs with shorter lead times. We believe this strategy allows us to generate competitive product pricing through our foreign suppliers and improves our ability to react to current market trends through the utilization of our domestic manufacturing capabilities.

Emphasis on Moderate-to-Premium-Priced Categories in the Market.    We emphasize high-quality foreign sourced products in an effort to maintain competitive gross profit margins. Our footwear brands are sold through better department stores, independent retailers, specialty retailers and web sites. In addition to these channels, our accessories business also supplies the mass merchant and discount channels. This breadth of distribution gives us access to most retail categories in the industry.

Customer Relationships.    We support our footwear retailers, and to a lesser extent, our accessories retailers, by maintaining a limited in-stock inventory position for selected styles, which minimizes the time necessary to fill “in season” customer orders. In addition, we provide our wholesale customers with brand specific sales forces, EDI capability, co-op advertising, point-of-sale displays and assistance in evaluating which products are likely to appeal to their retail customer base.

We have historically grown our Company through acquisitions. We do not have any present plans for an acquisition. In the near term, we plan to pursue organic growth through the broadening of the products offered under each of our brands, and by expanding distribution of our products. We may also pursue new third party licensing opportunities.

Product Lines

Our current product lines consist of women’s and men’s footwear and accessories. These products emphasize quality, fit and classic styles. They compete predominately in the moderate-priced categories of the market. Several of our products include our patented foot bed technology.

Trotters.    Our Trotters brand primarily competes in the traditional women’s classification at moderate price points. The broad selection of sizes and widths for our Trotters brand fills an important need for our customers. This line emphasizes quality and fit with continuity of style from season to season.

SoftWalk.    Our SoftWalk brand competes in the women’s comfort footwear segment at moderate price points and has as a fundamental attribute, a patented foot bed which differentiates it from its competitors. All of our SoftWalk products utilize our patented foot bed technology, which provides the consumer with exceptional comfort without compromising style. This product line has exhibited strong growth since its launch in fiscal 2000. We believe SoftWalk’s popularity is attributable to its unique combination of comfort and contemporary styling.

H.S. Trask.    Our H.S. Trask brand is a premium priced men’s product line emphasizing its western heritage and the utilization of unique leather materials such as bison and elk. We believe this brand has significant growth potential due to its brand positioning and lifestyle potential.

Tommy Bahama.    In fiscal 2005, we entered into an exclusive license with Tommy Bahama Group, Inc., a wholly-owned subsidiary of Oxford Industries, Inc., to manufacture and distribute men’s, women’s, and children’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks in the United States, Canada, Mexico and certain Caribbean Islands for an initial term through May 31, 2012. We have the option to extend the license through May 31, 2016, if we meet certain requirements under the license agreement. The Tommy Bahama® line of footwear, hosiery and belts and accessories feature the brand’s signature style and benefits from a broad distribution network of Tommy Bahama®-branded stores, department stores and independent specialty stores throughout North America and the Caribbean at premium price points. We believe this brand also has significant growth potential due to its national brand presence and loyal consumer following.

Accessories Business.    Our accessories business includes both branded and private label sales of men’s, women’s, juniors’ and boys’ belts and small leather goods. Increasingly, our strategy is to leverage these capabilities by offering accessories under all brands that we own or license, including the four brands mentioned above. In addition, this division also produces private label products for Nordstrom’s, Gadzooks, Mervyn’s, Millers Outpost, Pacific Sunwear and Wet Seal. We have been a leading supplier of belts for Wal-Mart since 1987 and are currently one of three main vendors in its category. This division also holds exclusive licenses to distribute certain accessories for the “Wrangler Hero®,” “Timber Creek® by Wrangler®,” “Wrangler Jeans Co®,” “Wrangler Outdoor Gear®,” “Wrangler®,” “Wrangler Rugged Wear®,” “20X®” and “Twenty X®” marks. The majority of these license agreements continue through December 31, 2009. The exclusive license agreements to distribute certain accessories for “Wrangler®,” “Wrangler Rugged Wear®,” “20X®” and “Twenty X®” expired December 31, 2007. We are currently in negotiations with Wrangler Apparel Corp. to extend these licenses through 2010; however, there can be no assurance theses licenses will be extended. The licenses may be terminated prior to the end of the term, for among other reasons, if minimum net sales requirements are not met.

We are developing accessories product for sale under our newly licensed Lee brand. We expect to test market these new products during the second half of fiscal 2008.

Product Design and Development

We leverage designers and development teams across multiple product categories. We believe this approach results in a responsive design and product development process, which reduces new product introduction lead times. Our sales management and marketing departments also actively participate in the design and product development process by collaborating on opportunities related to new styles, patterns, design improvements and the incorporation of new materials.

We have developed a patented technology utilized in our SoftWalk brand. We believe this technology enhances our competitive position. The patented technology consists of an insole construction for footwear comprising an intermediate member having raised cushioning elements of a height, size and spacing so as to be self-adjusting to the foot. These elements combine to create a shoe with comfort and support that acts like a mattress for the foot.

We incurred design and product development costs of approximately $1.9 million in fiscal 2007 and $1.5 million in fiscal 2006. We expect to incur approximately $1.4 million of design and development costs in fiscal 2008.

Sales and Distribution

Approximately 10,000 stores in the U.S. carry our products, including many major department stores, mail order companies, and specialty retailers.

Ten major customers represented approximately 56% of our net sales from continuing operations in fiscal 2007 including Wal-Mart, which comprised 32%. Wal-Mart was our largest customer in fiscal 2007.

Footwear.    Our casual and dress footwear products are primarily sold to retailers and catalog companies through our own employee sales force that covers much of the U.S. and through independent sales representatives for certain brands. The Trotters and SoftWalk brands are sold primarily through independent retailers and department stores. Beginning January 1, 2006 we began selling our Trotters and SoftWalk footwear products through our wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent Canadian distributor.

Premium Footwear.    Our premium footwear products are sold through Tommy Bahama Retail stores, department stores, web sites and independent stores and chains throughout the United States. We sell our H.S. Trask products domestically through a combination of contracted key regional independent representatives and sales representative agencies. We sell our Tommy Bahama® footwear products and accessories through both our own employee sales force and independent sales representatives. We also sell H.S. Trask footwear products in Canada through our wholly-owned subsidiary.

Accessories.    We sell our accessories to department stores, specialty account, discount chains and mass merchandisers. We do so through a dedicated employee sales force.

Consumer Direct

We believe our e-commerce web sites offer a significant growth potential while simultaneously complementing our existing wholesale business by increasing consumer awareness of our brands. Sales through our internet web sites represented approximately 2.2% and 2.7% of our net sales for fiscal 2007 and fiscal 2006, respectively. The products marketed through consumer direct channels are sold at our suggested retail price, enabling us to maintain the full retail margins. Our products can be purchased at www.softwalkshoes.com; www.trotters.com; and www.hstrask.com.

Marketing and Advertising

We advertise and promote our products through a variety of methods, including point of purchase displays, product packaging, print advertising, co-op advertising with our retail customers, and direct to consumer marketing. Additionally, we attend tradeshows that are generally well-attended by our retail customers and provide a platform for the unveiling of new products and are an important source of pre-season sales orders. We have not granted restricted or exclusive product sale arrangements.

Manufacturing and Sourcing

Footwear and Premium Footwear.    We source our products in our footwear and premium footwear segments entirely through independent foreign third-party manufacturing facilities. We provide the independent manufacturers with detailed specifications and quality control standards. We currently source our footwear products for these segments primarily from China. We employ our own China based staff to monitor the production process to ensure high quality standards and timely delivery. We do not maintain long-term purchase commitments with our manufacturers, but rather use individual purchase orders. We use multiple sources for our foreign sourced products in an effort to reduce the risk of reliance on any one manufacturing facility or company. We believe that the various raw materials and components used in the manufacture of our products are generally available from multiple sources at competitive prices. See “Risk Factors — Our reliance on independent manufacturers for almost all of our products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships.”

Accessories.    Our accessories division has developed both internal and outsourced manufacturing capabilities creating significant manufacturing flexibility. These manufacturing resources include company-owned manufacturing facilities in City of Commerce, California, an exclusive third party full service manufacturing facility in Pitiquito, Mexico and a network of suppliers and sub-contractors in Asia.

Our manufacturing facility in City of Commerce, California is approximately 62,000 square feet in size. As of March 1, 2008, we employed 114 people at this facility.

Seasonality and Weather

Footwear and Premium Footwear.    Our product lines in the footwear and premium footwear segments are sold during two distinct selling seasons, Spring/Summer and Fall/Winter. We attempt to design and develop our new product introductions for these segments to coincide with this seasonal trend. Trotters and SoftWalk sales are approximately evenly split between these two seasons, Tommy Bahama is weighted more heavily to sales in the spring and summer season, while H.S. Trask is predominantly a fall line.

Accessories.    Our product lines in the accessories segment are sold throughout the year with a slightly higher weighting in the second half of the year which is driven by the “back to school” and holiday selling seasons.

Backlog

Footwear and Premium Footwear.    For sales made in our footwear and premium footwear segment, we typically enter a selling season four to six months in advance of the orders being shipped. For our footwear business, approximately 50% of our sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis during the selling season. We have backlog orders for our Spring business in December of the preceding year and for our Fall business in June of the same year. As of March 11, 2008 our footwear and premium footwear segments had cancelable backlog orders of approximately $7.6 million, compared with approximately $10.6 million as of March 1, 2007. We anticipate the majority of our backlog orders as of March 11, 2008 will be filled during the second quarter of fiscal 2008.

Accessories.    For accessories sales, approximately 25% of our net sales are based on orders placed in advance of the selling season and the remaining sales are on an at once basis. As of March 11, 2008 our accessories segment had cancelable backlog orders of approximately $1.3 million, compared to approximately $1.9 million as of March 1, 2007. We anticipate the majority of our backlog orders as of March 11, 2008 will be filled during the second quarter of fiscal 2008.

Employees

We believe we enjoy a good relationship with our employees. As of March 1, 2008, we employed 254 individuals most of whom are full-time. Almost half of our employees are employed in our California manufacturing facility. As of March 1, 2008, we employed 81 individuals as our executive, administrative office and field sales employees that work and/or report at our Carlsbad, California corporate headquarters. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

Trademarks, Patents and Licenses

We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks include Trotters, SoftWalk, H.S. Trask, and Chambers Belts which we have registered in the U.S. and many foreign countries. Our SoftWalk brand contains a patented technology in the foot bed of the shoe, for which we own a patent in the U.S. We vigorously protect our intellectual property against infringement. We cannot be sure, however, that our activities do not, and will not, infringe on the proprietary rights of others. See “Risk Factors — Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.”

We also hold licenses to design and distribute products bearing trademarks owned by other entities. We have an exclusive license from Tommy Bahama Group, Inc. to design and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks used in our premium footwear segment. We also hold exclusive licenses from Wrangler Apparel Corp. to distribute leather belts, accessories, and suspenders bearing the “Wrangler®” mark and related marks and a license to distribute accessories and footwear products bearing the “Lee” mark. These licenses are very important to our sales in these segments. See “Risk Factors — We depend on third-party trademarks to market some of our products and services and the loss of the right to use these trademarks or the diminished marketing appeal of these trademarks could adversely affect our business.”

Competition

We face intense competition in the footwear industry from numerous domestic and foreign designers and marketers. Many of our competitors have greater financial, distribution or marketing resources than we do, as well as greater brand recognition. Our ability to compete successfully depends on our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	maintain brand reputation and authenticity;

•	develop high quality products that appeal to consumers;

•	appropriately price our products;

•	provide strong and effective marketing support for our products;

•	ensure product availability; and

•	maintain and effectively access our distribution channels.

Footwear.    In our footwear segment, our Trotters footwear line primarily competes with the Naturalizer®, EasySpirit®, Munro America® and Ros Hommerson® brands, as well as with retailers’ private label footwear. Our SoftWalk® footwear line primarily competes with the EasySpirit® and ECCO® brands.

We believe we are well positioned to compete in the footwear industry. By emphasizing traditional style, quality and fit, we believe we can maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences.

Premium Footwear.    Our H.S. Trask footwear line primarily competes with the Cole-Haan®, ECCO® and Mephisto® brands. Our Tommy Bahama® footwear brand competes primarily with Cole Haan®, Sperry®, Sebago®, Born® and Sandro Moscoloni®.

Accessories.    We also face intense competition in our accessories segment from numerous domestic and foreign accessory designers and marketers. Our four major competitors are American Belt Company, Humphrey’s, Leegin Creative leather and Tandy Brands Accessories, Inc. We believe our accessory division is well positioned in the marketplace due to our ability to produce and source high quality value-priced products while staying on top of fashion trends. We also enjoy a reputation for customer care and satisfaction that has allowed us to increase our current customers’ purchases, as well as attract and maintain new customers. We also believe we have a competitive advantage through our many licensing agreements including our license with Wrangler® , one of the top five recognized apparel brands in the United States.

Regulation

We are subject to various laws and regulations concerning environmental and employee safety and health matters related to our manufacturing operations. We believe that we are operating in compliance with these laws and regulations.

Discontinued Operations

On July 2, 2007, we sold all of the outstanding capital stock of our wholly owned subsidiary, Royal Robbins, Inc., which represented our apparel division, and accordingly, reported the apparel division as a discontinued operation beginning on our Quarterly Report on Form 10-Q for the period ended June 30, 2007. On December 29, 2007, we sold all of the outstanding capital stock of our wholly owned subsidiary, Altama Delta Corporation, which represented our military boot division. As such, all prior periods have been reclassified to reflect the apparel and military boot divisions as discontinued operations.

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

Our bank debt could be accelerated and our assets foreclosed upon if we do not obtain a new credit facility or we do not obtain an amendment to our existing facility or we default in the future on our bank debt

We have a $28.0 million revolving credit facility with our bank, under which we had $12.3 million outstanding as of March 29, 2008. The financial covenants under this facility were established while we owned Royal Robbins and Altama and have not been revised since we sold those brands. During fiscal 2007 and continuing through the date hereof, we have not been in compliance with these covenants. We have not requested a waiver from these bank violations because we are currently negotiating with a new bank to refinance our existing debt. There is no assurance we will be able to obtain a new credit facility. All of our assets are pledged as collateral to secure our debt under our current credit facility and will also be pledged to secure any new credit facility.

If we fail to obtain a new credit facility or a waiver and amendment for our existing facility, if we do not close on a new credit facility, or if we experience future defaults under our then existing credit facility, which we are unable to cure and we cannot obtain appropriate waivers, our bank could increase our interest rates, charge us additional fees, impose significant restrictions and requirements on our operations or declare our debt to be immediately due and payable. In such event, we would need to repay the debt or the bank could foreclose on our assets. To repay the debt we would need to either obtain a new credit facility or issue equity securities. A new credit facility following an acceleration would likely have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we would be able to obtain replacement financing or issue sufficient equity securities to refinance our current bank debt.

Our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 29, 2007 with respect to our ability to continue as a going concern

We have also included a note to this effect in our financial statements because we are in default of our unrevised historic financial covenants. In the absence of an asset sale or refinancing transaction we would be unable to pay our bank debt if it accelerates our debt. If our bank accelerated its debt, there is no assurance that an asset sale or financing will be available at all or on terms acceptable to us. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all which could have a material adverse impact on our business, results of operations, financial condition and prospects. Additionally, if we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which our assets are carried on our consolidated financial statements which have been prepared on the basis of a going concern. This could have an adverse impact on your investment in us.

Future acquisitions or acquisition efforts may not be successful which may adversely affect our results of operations and financial condition

We have in the past and may in the future make acquisitions of footwear and related products companies that we believe could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to complete the acquisition timely or at all, or negotiate successfully the terms of or finance the acquisition. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of management attention or failure to integrate our information and accounting systems. Following an acquisition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

The growth of our business depends on the successful execution of our growth strategies.

Our growth depends on the continued success of existing products as well as the successful design and introduction of new products, such as have been developed for introduction during fiscal 2008 for our Tommy Bahama Footwear, H.S. Trask and Trotter’s “Z Collection” products and which we are working on for introduction under the Lee trademark during the second half of fiscal 2008. The failure to develop and launch successful new products could hinder the growth of our business.

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business

Ten major customers represented approximately 56% of net sales from continuing operations in fiscal 2007, including Wal-Mart, which comprised 32% of net sales from continuing operations for the period. Wal-Mart also represented a significant portion of net sales from continuing operations in fiscal 2006. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business.

Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully

A significant portion of our principal business is the design, development and marketing of dress and casual footwear and accessories. Although our focus in these segments of our business is on traditional and sustainable niche brands, our consumer brands may still be subject to rapidly changing consumer preferences and fashion trends. For example, our H.S. Trask and Tommy Bahama Footwear brands experienced decreased retail acceptance of various styles during fiscal 2006 and our Trotters and SoftWalk footwear brands experienced similar activity during fiscal 2005, which adversely affected our net sales and gross margin. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.

We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business and stock price could be harmed

We face intense competition from other companies in each of our business segments. Many of our competitors have greater financial, distribution or marketing resources, as well as greater brand awareness. In addition, the overall availability of overseas manufacturing opportunities and capacity allow for the introduction of competitors with new products. Moreover, new companies may enter the markets in which we compete, further increasing competition in the footwear industry.

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

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows

We sell much of our merchandise in our footwear, premium footwear and accessories segments to department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 35% of trade accounts receivable outstanding at December 29, 2007. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our business or financial condition.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement

We believe that we derive a competitive advantage from our ownership of the Trotters, SoftWalk, and H.S. Trask trademarks, and our patented foot bed technology and our license of the Wrangler and Tommy Bahama Footwear marks. We vigorously protect our trademarks against infringement. We believe that our trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source our products. We cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability that could divert our management’s attention and resources and otherwise adversely affect our business or financial condition.

We depend on third-party trademarks to market some of our products and services and the loss of the right to use these trademarks or the diminished marketing appeal of these trademarks could adversely affect our business

We hold licenses to design and distribute products bearing trademarks owned by other entities. We have an exclusive license from Tommy Bahama Group, Inc., to design and distribute men’s and women’s footwear, hosiery, belts and men’s small leather goods and accessories bearing the “Tommy Bahama®” mark and related marks and exclusive licenses from Wrangler Apparel Corp. to distribute leather belts, accessories, and suspenders bearing the “Wrangler®” mark and related marks. We are subject to risks that our licensors may not renew our licenses at the end of a term. For example, our exclusive license to distribute certain accessories for “Wrangler®,” “Wrangler Rugged Wear®,” “20X®” and “Twenty X®” expired December 31, 2007. We have continued to manufacture and sell these products with the knowledge of Wrangler Apparel Corp. and are currently negotiating to extend this license through 2010; however, there can be no assurance this license will be extended.

Additionally, each of our license agreements may be terminated by the respective licensors prior to the end of the applicable term for several reasons, including a material default by us under the applicable agreement, or if we do not meet certain sales requirements. The revenue generated from sales of our licensed products is a significant part of our overall revenue. If an owner of a trademark that we license terminates our license agreements because we have materially defaulted under the applicable agreement, have not met required sales requirements, or for any other reason permitted under such agreements, or if the name “Tommy Bahama®” (or related marks) or “Wrangler®” (or related marks) were to suffer diminished marketing appeal, or if we are unable to renew these agreements, our revenues and operations could be materially adversely affected.

Our inventory levels may exceed our actual needs, which could adversely affect our operating results by requiring us to make inventory write-downs

If we order more product than we are able to sell, we may be forced to liquidate excess inventories at a discount to customers resulting in markdowns and lower or negative margins, adversely affecting our margins and in turn, our operating results. Additionally, excess inventory may prolong our cash flow cycle, resulting in reduced cash flow which adversely affects our liquidity. Excess inventory could occur as the result of changes in customer order patterns, general sales activity, orders subject to cancellation by customers, misforecasting and consumer demand. We are continuing to take steps to reduce the inventory used in selling our brands, however, there can be no assurance that we will be able to set or maintain these at optimal levels or forecast future demand accurately.

Our financial results may fluctuate from quarter to quarter as a result of seasonality in our business, and if we fail to meet expectations, the price of our common stock may fluctuate

The footwear and accessories industries generally, and our business specifically, are characterized by seasonality in net sales and results of operations. Our business is seasonal, with the first and third quarters generally having stronger sales and operating results than the other two quarters. These events could cause the price of our common stock to fluctuate.

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products

We currently rely on foreign sourcing of our products, other than a portion of our belts manufactured at our California facility. We believe that one of the key factors in our growth has been our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We obtain our foreign-sourced products primarily from independent third-party manufacturing facilities located in Brazil and Asia. As a result, we are subject to the general risks of doing business outside the U.S., including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

Our reliance on independent manufacturers for almost all of our non-accessory products, with whom we do not have long-term written agreements, could cause delay and damage customer relationships

In fiscal 2007, we utilized 20 third-party manufacturers to produce our dress and casual footwear products and 19 third-party manufacturers to produce our accessories products. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. We experienced some instability in these relationships as we made changes to our sourcing network in fiscal 2007 by changing to new sourcing relationships. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

In addition, in the past, a manufacturer’s failure to ship products to us in a timely manner or to meet the required quality standards has caused us to miss the delivery date requirements of our customers for those items. This, in turn, has caused, and may in the future cause, customers to cancel orders, refuse to accept deliveries or demand reduced prices. This could adversely affect our business and results of operations.

Our results could be adversely affected by disruptions in our manufacturing systems

Our manufacturing operations at our Chambers Belt brand produced approximately 8% of the products we sold in our continuing operations in fiscal 2007 and over 5% of our combined net sales from continuing operations in fiscal 2007. Any significant disruption in this manufacturing operation for any reason, such as power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business.

Fluctuations in the price, availability and quality of raw materials could adversely affect our gross profit

Fluctuations in the price, availability and quality of raw materials, such as leather and bison hides, used to manufacture our products, could adversely affect our cost of goods or our ability to meet our customers’ demands. Although we do not expect our foreign manufacturing partners, or ourselves in manufacturing our Chambers brand, to have any difficulty in obtaining the raw materials required for footwear and accessories production, certain sources may experience some difficulty in obtaining raw materials. We generally do not enter into long-term purchase commitments. In the event of price increases in these raw materials in the future, we may not be able to pass all or a portion of these higher raw materials prices on to our customers, which would adversely affect our gross profit.

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

We may be required to recognize intangible impairment charges that could adversely affect our reported earnings in future periods

Our business acquisitions have resulted in goodwill and intangible assets. Pursuant to generally accepted accounting principles in the United States, we are required to perform impairment tests on our goodwill annually or at any time when events occur that could impact the value of our business, including protracted economic weakness, declines in operating results of our business segments and market capitalization declines. For the fiscal year ended December 29, 2007, we recorded non-cash intangible impairment charges of $1.1 million and $4.9 million which were associated with our premium footwear segment and accessories segment, respectively. For the fiscal year ended December 30, 2006, we recorded non-cash intangible impairment charges of $6.6 million and $16.9 million which were associated with our premium footwear segment and military boot segment (which has since been sold), respectively. Future significant and unanticipated changes could require a provision for further impairment in a future period that could adversely affect our reported earnings in a period of such change.

Charges to earnings from the compensation to employees under our deferred stock awards could adversely affect the value of your investment in our common stock

As of December 29, 2007, we had outstanding deferred stock awards entitling the holders to receive 598,000 shares upon the achievement of established performance targets. Upon the vesting and issuance of these shares, we will recognize compensation expense based on the fair value of these shares at that time. To the extent our stock price increases, we would be required to take a higher charge for these allocations and thereby decrease our reported earnings. This could adversely affect the value of your investment in our common stock.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock

James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a shareholder and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 26.1% of our outstanding shares as of December 29, 2007. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 33.0% as of December 29, 2007. Through this beneficial ownership, Mr. Riedman can significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

The purchase and sale agreements we entered into in connection with the Royal Robbins and Altama divestitures expose us to potential liabilities for indemnification and other claims for a period of time.

Each of the purchase and sale agreements we entered into in connection with the Royal Robbins and Altama divestitures contains an indemnity by us in favor of the buyers for certain matters, including for liabilities, losses, or expenses arising out of breaches of representations and warranties relating to the condition of the business prior to and at the time of sale. If a buyer makes an indemnification claim against us, we may have to spend time and cost to defend and settle the claim, which may have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We occupy offices and facilities in various locations in California, Maine, Arizona, New York, Colorado and China.

The following table summarizes our properties.

Facility/Location	Own/Lease	Description	Approximate Square Footage
Carlsbad, California	Lease	Office Space	21,700
Phoenix, Arizona	Lease	Office Space	4,800
Dongguan, People’s Republic of China	Lease	Office Space	1,400
Smithtown, New York	Lease	Office Space	800
Old Town, Maine	Own	Warehouse	75,000
City of Commerce, California	Lease	Manufacturing/Warehouse	62,000
New York, New York	Lease	Showroom	1,200
Denver, Colorado	Lease	Showroom	1,300
Dolgeville, New York	Own	Vacant Land	30 acres

We believe that our current facilities are adequate for our current and foreseeable future requirements.

Item 3.	Legal Proceedings.

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

	High	Low
Year Ended December 30, 2006:
First Quarter	$5.90	$4.55
Second Quarter	$5.97	$4.74
Third Quarter	$6.00	$4.67
Fourth Quarter	$5.03	$3.35
Year Ended December 29, 2007:
First Quarter	$5.50	$4.47
Second Quarter	$4.49	$2.57
Third Quarter	$4.08	$2.90
Fourth Quarter	$3.11	$1.13

At March 31, 2008, we had approximately 368 holders of record. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company did not grant stock option awards or modify any outstanding stock options, and granted performance based deferred stock awards to purchase 423,000 shares during the fiscal year ended December 29, 2007.

Information about our equity compensation plans at December 29, 2007 is as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
	(In thousands, except per share amounts)

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	644	$7.01	1,084
Performance Based Stock Rights(2)	598	N/A

	1,242
Equity compensation plans not approved by stockholders(3)	448	$3.51	—

Total	1,690	$5.57	1,084

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No further shares are available for grant under the 1995 Stock Incentive Plan at December 29, 2007. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Includes 598,000 shares of common stock issuable upon the achievement of performance targets. The performance-based stock rights do not have an exercise price.

(3)	Consists of options to purchase 398,000 shares of common stock granted to James R. Riedman and Riedman Corporation at a weighted average exercise price of $2.07 per share in connection with financial guaranties and loans granted to us and outstanding underwriter warrants to purchase up to 50,000 shares at an exercise price of $15.00 per share issued in July 2004 in connection with our follow-on public offering.

We did not make any repurchases of our common stock during fiscal 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective January 1, 2003, we changed our accounting year to a 52/53 week period. Our annual accounting period ends on the Saturday nearest to December 31. In this Annual Report on Form 10-K we refer to the fiscal year ended December 30, 2006 as “fiscal 2006,” to the fiscal year ended December 29, 2007 as “fiscal 2007,” and to the fiscal year ending January 3, 2009 as “fiscal 2008.”

Overview

We design, develop and market a diversified selection of men’s and women’s dress and casual footwear, belts, and personal items. Our moderate-to-premium priced brands include the Tommy Bahama®, Trotters®, SoftWalk®, and H.S. Trask® footwear lines, and Chambers Belts®.

Since 2000, we have developed and refined our portfolio of brands through a series of acquisitions and divestitures, including two divestitures during fiscal 2007.

Our operations are comprised of three reportable segments: footwear, premium footwear, and accessories. We identify operating segments based on, among other things, the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

In our footwear segment, we sell over 80 different styles of footwear. By emphasizing traditional style, quality and fit in this segment, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. As a result, a significant number of our product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products, are consistent with our brand images, and meet our high quality standards.

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

During fiscal 2007, in an effort to enhance shareholder value, improve working capital, and focus on our core brands, we sold our Royal Robbins and Altama divisions. The divestiture of these businesses generated a combined after-tax gain of approximately $14.7 million for the fiscal year ended December 29, 2007. We have reported the results of our Royal Robbins and Altama businesses as discontinued operations for all current and prior periods presented, pursuant to SFAS No. 144 “Accounting for the Disposal of Long-Lived Assets.”

On July 2, 2007 we sold our Royal Robbins division to Kellwood for a net cash purchase price of $37.2 million, with a resulting gain, net of tax, of $14.3 million. As part of the transaction, we caused a $3.0 million standby letter of credit to be issued by our bank for Kellwood’s benefit to partially fund indemnification payments. We are required to maintain the $3.0 million standby letter of credit for 18 months following the closing, subject to reduction on the first anniversary of the closing to an amount equal to the greater of $1.5 million or the amount of all unresolved indemnification claims made by Kellwood, if any.

On December 29, 2007, we sold all of the outstanding capital stock of our wholly-owned subsidiary, Altama, to Tactical. At closing, the gross purchase price of $13.5 million was paid through the delivery of a Promissory Note and Pledge Security Agreement which was paid in its entirety with principal and interest on February 29, 2008. Pursuant to the acquisition terms, $3.0 million of this payment was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical. As a result of the closing date working capital review performed by Tactical, we recorded a reserve for a working capital adjustment of approximately $197,000 at December 29, 2007, although the final closing date working capital remains subject to post-closing review by Tactical and Phoenix Footwear. As a result, the closing date working capital adjustment may be further adjusted up or down. Prior to any working capital adjustment, the sale resulted in a gain, net of tax of $438,000. The tax benefit included in this amount was approximately $7.4 million. In addition to the aggregate cash consideration, we entered into a Transition Services Agreement with Tactical providing for total payments to us in 2008 of $1.5 million in consideration for providing ongoing administrative and other services for the operation of the Altama business post-closing.

We used the net proceeds from both the Royal Robbins and Altama sale (other than the amount deposited into escrow) to retire outstanding bank debt. As of March 29, 2008, we had $12.3 million of bank debt outstanding under our revolving line of credit. We are currently negotiating with a new bank to establish a replacement revolving credit facility to refinance our existing bank debt.

Additionally, during fiscal 2007 we continued our efforts to reduce inventory levels required to service our brands. This involved the sale of considerable amounts of excess inventory and the installation of inventory management practices to reduce standard inventory levels. We believe this process will help reduce the units and value of inventory necessary to operate our brands. During fiscal 2007 we also converted to a centralized credit platform in an effort to significantly improve our receivable turns, further reducing our average working capital needs.

During fiscal 2006 and fiscal 2007 we undertook several initiatives designed to improve our operating margins over the course of fiscal 2008 and beyond. As mentioned above, we reduced our inventory through closeouts and the sale of slower moving goods, which yielded gross margins in fiscal 2006 and fiscal 2007 below the normalized rates for several of our brands. We also made substantial changes to our footwear sourcing network which we expect will further improve gross margins and pricing flexibility. The sourcing changes resulted in duplicative costs during fiscal 2007. We expect to eliminate these additional costs as products from the new sources enter our supply system over the course of fiscal 2008. We also expect our realigned sourcing operations to yield more efficient and timely fulfillment of our customer requirements.

During fiscal 2007, we invested in a number of organic growth initiatives. Most notably, we relaunched Tommy Bahama Footwear and accessories. These investments included product design, sales, marketing, planning resources and inventory. While a cost to us in fiscal 2006 and fiscal 2007, we believe the opportunity to profitably grow our Tommy Bahama Footwear business unit more than warrants these investments.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales.

Fiscal 2007 Compared to Fiscal 2006

	Fiscal Year Ended				Increase (Decrease)
	December 29, 2007		December 30, 2006
	(In thousands)
Net sales	$82,871	100%	$87,476	100%	$(4,605)	(5)%
Cost of goods sold(1)	57,215	69%	59,265	68%	(2,050)	(3)%

Gross profit	25,656	31%	28,211	32%	(2,555)	(9)%
Operating expenses:
Selling, general and administrative expense	34,921	42%	31,731	36%	3,190	10%
Intangible impairment charges	6,034	7%	6,558	8%	(524)	(8)%
Other expenses (income), net	451	1%	916	1%	(465)	(51)%

Total operating expenses	41,406	50%	39,205	45%	2,201	6%

Operating loss	(15,750)	(19)%	(10,994)	(13)%	(4,756)	43%
Interest expense	1,402	2%	1,462	1%	(60)	(4)%

Loss before income taxes and discontinued operations	(17,152)	(21)%	(12,456)	(14)%	(4,696)	38%
Income tax benefit	(559)	(1)%	(3,516)	(4)%	2,957	(84)%

Loss before discontinued operations	(16,593)	(20)%	(8,940)	(10)%	(7,653)	86%
Earnings (loss) from discontinued operations	15,249	18%	(11,438)	(13)%	26,687	*%

Net loss	$(1,344)	(2)%	$(20,378)	(23)%	$19,034	(93)%

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales from continuing operations for fiscal 2007 decreased $4.6 million to $82.9 million compared to $87.5 million in net sales for fiscal 2006, representing a 5% decrease. Of this decrease, $6.0 million is attributable to decreased sales in our premium footwear segment and $473,000 of decreased sales in our accessories segment. These decreases are offset by a $1.8 million increase in net sales in our footwear segment. The decrease in our premium footwear segment is primarily attributable to a large closeout sale of H.S. Trask product which occurred in fiscal 2006 and was not repeated in fiscal 2007. The decrease was offset by increased market penetration in the Canadian market and moderate growth in the domestic markets, for our footwear segment.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit from continuing operations for fiscal 2007 decreased 9% to $25.7 million compared to $28.2 million for the comparable prior year period. Gross profit as a percentage of net sales from continuing operations decreased to 31% compared to 32% in the prior year period. The decrease in our gross profit dollars and as a percentage of net sales was due to increased sales to mass channel customers in our accessories segment, which generate lower gross margin sales than other wholesale customers, and increased inventory write-downs and reduced selling prices related to aggressive sales activity associated with slow moving and discontinued product programs in our accessories segment.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative, or SG&A expenses, were $34.9 million, or 42% of net sales from continuing operations for fiscal 2007 compared to $31.7 million or 36% of net sales for fiscal 2006. The increase in SG&A expenses in fiscal 2007 is primarily attributable to increased spending on legal, tax and auditing fees and initiatives addressing Sarbanes Oxley compliance and FIN 48 implementation, in addition to increased costs incurred in conjunction with the hiring of a new CEO during the current year and increased spending on consulting costs and brand expenses, which include design costs and direct to consumer marketing and advertising.

On January 1, 2006, we adopted Statements of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment, (SFAS No. 123R), using the modified prospective method. In accordance with SFAS No. 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

Consolidated “Other expense (income), net” was $451,000 in net expense for fiscal 2007, compared to $916,000 in net expense for fiscal 2006. The fiscal 2007 expense consisted primarily of severance costs related to the departure of our chief financial officer, vice president of sourcing, and a reduction of staff at our corporate headquarters. The fiscal 2006 expense included $786,000 in severance costs associated with the resignation of our former chief executive officer.

In performing our annual impairment test of goodwill and intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142), we determined that the carrying value of goodwill, unamortizable intangible and intangible assets-net associated with certain of our segments exceeded their estimated fair values. Consequently, for the fiscal years ended December 29, 2007 and December 30, 2006, we recorded impairment charges of $1.1 million and $6.6 million, respectively for the premium footwear segment and for the fiscal year ended December 29, 2007, we recorded impairment charges of $4.9 million for the accessories segment. For further details see Note 5 — ”Goodwill and Intangible Assets” of Notes to Consolidated Financial Statements.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense from continuing operations for fiscal 2007 was $1.4 million compared to $1.5 million in fiscal 2006. We incurred a higher rate of interest during fiscal 2007, however, a lower average debt balance was outstanding, compared to the prior year.

Consolidated Income Tax Provision from Continuing Operations

We recorded an income tax benefit from continuing operations of $559,000 for fiscal 2007 compared to income tax benefit from continuing operations of $3.5 million for fiscal 2006. Our effective tax rate during fiscal 2007 and fiscal 2006 was 3.3% and 28.2%, respectively. Our fiscal 2007 tax rate was impacted by valuation allowances that were recorded against our deferred tax assets. In fiscal 2006, our impairment charge against goodwill was non-deductible. We expect our fiscal 2008 effective tax rate to return to more historical levels of approximately 40% as our sales and taxable income normalize across the various states in which we operate.

Consolidated Net Loss from Continuing Operations

Our net loss from continuing operations for fiscal 2007 was $16.6 million compared to a net loss from continuing operations of $8.9 million for fiscal 2006. The increase in net loss from continuing operations is attributable to lower consolidated gross profit on lower consolidated sales combined with higher SG&A expenses on lower sales. This increase was offset by the impairment charge of $6.6 million that was recorded during fiscal 2006 related to the premium footwear segment, compared to the fiscal 2007 impairment charge of $1.1 million related to the premium footwear segment and $4.9 million related to the accessories segment. Our net loss per basic share from continuing operations was $2.07 for fiscal 2007 compared to $1.13 net loss per basic share from continuing operations for fiscal 2006. Weighted-average basic shares outstanding for fiscal 2007 and 2006 were 8.0 million and 7.9 million, respectively.

Net Earnings (Loss) from Discontinued Operations

During fiscal 2007, in an effort to enhance shareholder value, improve working capital, and focus on our core brands, we sold our wholly owned subsidiaries, Royal Robbins, which represented our apparel business, and Altama, which represented our military boot business. The divestiture of these businesses generated a combined after-tax gain of approximately $14.7 million for the fiscal year ended December 29, 2007. As a result of the sale of our Royal Robbins, and related Canadian operations, and Altama divisions, all operating results related to Royal Robbins and Altama have been reclassified and included in discontinued operations. For the fiscal year of 2007, net earnings from discontinued operations was $15.2 million, or $1.90 net earnings per basic share, and for the fiscal year of 2006, net loss from discontinued operations was $11.4 million, or $1.45 net loss per basic share.

Footwear

Net Sales

Net sales for fiscal 2007 were $28.2 million compared to $26.4 million for fiscal 2006, representing a 7% increase. The increase in net sales was primarily attributable to improved penetration in the Canadian market for our footwear brands and moderate growth in the domestic markets. During fiscal 2007, we made our first shipments of footwear under a previously signed license with the American Red Cross. Though these shipments resulted in net sales of $334,000 during the current year, we have ceased production and marketing of this product line and do not anticipate additional sales of this product in future periods.

Gross Profit

Gross profit for fiscal 2007 decreased 3% to $10.8 million compared to $11.2 million for the prior fiscal year. Gross profit in this segment as a percentage of net sales was 38% compared to 42% for fiscal 2006. We realized a $525,000 gross margin loss upon exiting the American Red Cross product line due to the liquidation of all related inventory and similar exit costs. Margin was further reduced by higher product costs associated with exiting Brazilian factories which we do not anticipate experiencing in future periods as the sourcing of product has fully transitioned to Asia.

Operating Expenses

SG&A expenses were $7.6 million, or 27% of net sales, for fiscal 2007 compared to $6.5 million or 25% of net sales for fiscal 2006. The increase in SG&A expenses in fiscal 2007 is primarily attributable to approximately $430,000 of operating and exit costs related to the American Red Cross brand. Additionally, we incurred an increase of approximately $418,000 in costs associated with continued development of the Canadian market for our footwear segment which we expect to decrease as a percent of net sales as we anticipate continued penetration into that market. Moderate increases in spending during the current year on marketing and promotional programs also contributed to the increase in SG&A expenses.

Premium Footwear

Net Sales

Net sales for fiscal 2007 were $13.1 million compared to $19.0 million for fiscal 2006, representing a 31% decrease. This decrease is primarily attributable to a $4.0 million decrease in sales of product at close-out associated with a focused inventory reduction strategy for this segment during fiscal 2006. The remaining decrease in sales for this segment is attributable to the product relaunch of our Tommy Bahama brand that took place during fiscal 2007. While we experienced lower net sales in the first two quarters of fiscal 2007 due to a lower volume of close-out sales, this brand experienced substantially higher net sales dollars and shipped units in the third and fourth quarters of fiscal 2007. In addition, the Tommy Bahama accessories line is included in our accessories segment during all of fiscal 2007, while prior to June 1, 2006, it was included in the premium footwear segment. As a result, approximately $765,000 of Tommy Bahama accessories sales are included in the premium footwear segment in fiscal 2006.

Gross Profit

Gross profit for fiscal 2007 totaled $3.5 million, an increase of 8% from $3.2 million for fiscal 2006. Gross profit as a percent of net sales increased to 26% from 17% for the previous year. The increase in gross profit is due to a lower level of close-out sales in fiscal 2007. The improvement in gross profit was offset by approximately $400,000 in minimum royalty payments due under our Tommy Bahama license and by additional product costs associated with exiting Brazilian factories.

Operating Expenses

SG&A expenses were $9.5 million, or 73% of net sales, for fiscal 2007 compared to $14.8 million, or 78% of net sales, for fiscal 2006. SG&A expenses include a non-cash impairment charge of $1.1 million and $6.6 million in fiscal 2007 and fiscal 2006, respectively. Excluding these charges, SG&A expenses increased $127,000, or 1.5% from fiscal 2006 primarily due to our continued investment in the product design and development for our Tommy Bahama Footwear and H.S. Trask brands.

Accessories Business

Net Sales

Net sales for fiscal 2007 were $41.5 million compared to $42.0 million for fiscal 2006, representing a 1% decrease. The slight decrease in net sales during fiscal 2007 is primarily due to a change in product mix, a higher volume of sales to mass channel customers and the discontinuance of various product programs during the current year.

Gross Profit

Gross profit for fiscal 2007 was $11.4 million, or 27% of net sales, compared to $13.9 million or 33% of net sales for fiscal 2006. The decrease in gross profit dollars and gross profit as a percentage of net sales in fiscal 2007 is a result of an increase in sales to mass channel customers, which generate lower gross margin sales than other wholesale customers, along with increased inventory write-downs and a reduction in selling prices related to aggressive sales activity associated with slow moving and discontinued product programs.

Operating Expenses

SG&A expenses for fiscal 2007 totaled $14.9 million, or 36% of net sales, compared to $11.0 million, or 26% of net sales for fiscal 2006. The increase in SG&A expenses in fiscal 2007 is due to a non-cash intangible impairment charge of $4.9 million. This increase is offset by a decrease in brand selling and marketing expenses for this segment due to lower sales volumes and continued integration of this segment’s operations into shared processes.

Summarized Quarterly Fluctuations (Unaudited)

	Fiscal Year 2007 Quarters
	1st	2nd	3rd	4th
	(In thousands)
Net sales from continuing operations	$21,328	$19,815	$22,319	$19,409
Operating loss from continuing operations	$(772)	$(1,412)	$(2,726)	$(10,840)

	Fiscal Year 2006 Quarters
	1st	2nd	3rd	4th
	(In thousands)
Net sales from continuing operations	$21,980	$21,862	$23,579	$20,055
Operating income (loss) from continuing operations	$85	$55	$56	$(11,190)

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

Bank Credit Agreement

On November 13, 2006, we entered into a First Lien Senior Secured Credit Facility Agreement (the “First Lien Agreement”) with our lender, Manufacturers and Traders Trust Company (“M&T”). The First Lien Agreement consisted of a revolving credit facility with an aggregate maximum commitment of $28.0 million (subject to a borrowing base formula), a First Lien Term Loan A of $24.0 million and a $10.0 million First Lien Term Loan B. As discussed above, we repaid the term loans and reduced the outstanding principal balance on the revolving credit facility with the net proceeds from the Royal Robbins and Altama divestitures. Upon repayment of the term loans, we fully expensed the unamortized portion of a $250,000 syndication fee we had paid to M&T to syndicate the First Lien Agreement.

Our revolving credit facility bears an initial interest rate of LIBOR plus a margin of 3.5% and 4.0% or at our election, a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based on our average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum, and the alternative base rate margins varying from 0% to 0.75%. The revolving credit facility interest is payable monthly. The revolving credit facility matures on November 13, 2011 and all borrowings are due and payable on that date.

The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all of our assets and those of our subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps and financial covenants requiring us to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA, (d) maintain a maximum average borrowed funds to EBITDA ratio, measured quarterly and (e) a minimum EBITDA requirement. The financial covenants under this facility were established while we owned Royal Robbins and Altama and have not been revised since we sold those brands. During fiscal 2007 and continuing through the date hereof, we have not been in compliance with these covenants. We have not requested a waiver from these violations because we are currently negotiating with a new bank to refinance our existing debt. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. If a refinancing cannot be successfully concluded, or if we have a future default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, we currently have insufficient cash to immediately pay our bank debt in full.

On September 12, 2007, we entered into an agreement to amend our First Lien Agreement with our bank. The amendment, among other things, established a $1.0 million overline credit facility in addition to our revolving credit facility under the First Lien Agreement. The amendment also revised the borrowing base formula to permit us higher advances against our inventory. The initial amendment expired on October 31, 2007. We extended the term of the amendment on October 31, 2007 through November 30, 2007.

We received $50.5 million in net proceeds from the divestiture of our Royal Robbins and Altama brands. We applied the net proceeds from the divestitures to the repayment of our term loans and a reduction in our revolving credit loans. During fiscal 2007, we also implemented initiatives to reduce working capital requirements for our business. At March 29, 2008, our outstanding credit facility balance was $12.3 million consisting entirely of the revolving credit facility. As of that date, our available borrowing capacity under the revolving credit facility, net of outstanding letters of credit, was $5.1 million.

As of December 29, 2007, we had approximately $2.7 million of net operating loss carry forwards available for federal tax purposes, $6.1 million of net operating loss carry forwards for California and $9.0 million of net operating loss carry forwards on a pre-apportionment basis for Maine. Additionally, as of December 29, 2007, we had $3.2 million of capital loss carry forwards remaining from the pre-tax loss on the sale of Altama. In 2008, we intend to carry back a portion of these net operating losses to prior filing periods which we anticipate resulting in a cash refund of approximately $2.0 million. We intend to apply the tax refund to reduce our borrowings outstanding under our revolving credit facility.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. Our independent registered public accounting firm, Grant Thornton, LLP, issued a report, dated April 11, 2008, on our consolidated financial statements as of December 29, 2007 that included an explanatory paragraph referring to our inability to meet the financial covenants under our bank credit agreement raised substantial doubt about our ability to continue as a going concern.

Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our bank indebtedness, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving credit facility, to meet our debt service requirements and other projected cash needs for the next twelve months.

Summary of Cash Flows Data

	Fiscal year ended
	December 29, 2007	December 30, 2006
	(In thousands)
Cash (used in) provided by Operating Activities	$(3,798)	$3,210
Cash provided by (used in) Investing Activities	$36,701	$(1,145)
Cash used in Financing Activities	$(31,300)	$(1,851)
Net Increase in Cash	$1,603	$214

Cash Flows (Used in) Provided by Operations

During fiscal 2007 our net cash used in operating activities was $3.8 million compared to $3.2 million net cash provided by operating activities during the comparable period of fiscal 2006. The increase in net cash used in operating activities during fiscal 2007, compared to fiscal 2006, was primarily due to a $6.3 million decrease in inventory that occurred during fiscal 2006.

Our accounts receivables decreased $976,000 while our accounts receivable days sales outstanding, or DSO, decreased from 78 days at year end fiscal 2006 to 76 days at year end fiscal 2007 due to the reduction in past due accounts and increased credit collections. Inventories increased $954,000 due principally to an increase in inventory for H.S. Trask and Tommy Bahama as these brands have undergone significant redesign and redevelopment during fiscal 2007 and the brands are currently building into inventory requirements for forecasted fiscal 2008 sales.

The following sets forth the changes in working capital for the fiscal years ended:

	December 29, 2007	December 30, 2006	Increase (Decrease)
	(In thousands)
Total Current Assets	$54,173	$60,481	$(6,308)

Total Current Liabilities	$35,442	$70,010	$(34,568)

Working Capital (Deficit)	$18,731	$(9,529)	$28,260

The working capital at the end of fiscal 2007 of $18.7 million reflects current assets of $54.2 million in excess of current liabilities of $35.4 million, compared to approximately $9.5 million of working capital deficit at the end of fiscal 2006. The working capital deficit for fiscal 2006 primarily reflects the reclassification of $50.8 million of long term debt to current liabilities. Excluding the effects of long term debt reclassification, our working capital would have been approximately $41.4 million for fiscal 2007 and $41.2 million for fiscal 2006.

The improvement in working capital at the end of fiscal 2007 compared to the end of fiscal 2006 was due to the sale of Royal Robbins and Altama during fiscal 2007, which allowed us to decrease our outstanding debt balance. Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt), was 4.2 at December 29, 2007, compared to 3.1 at December 30, 2006. Current assets at the end of fiscal 2007 decreased $6.3 million from fiscal 2006.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

Cash Flows Provided by (Used in) Investing Activities

In fiscal 2007, our cash provided by investing activities totaled $36.7 million compared to cash used in investing activities totaling $1.1 million in the comparable period of fiscal 2006. During fiscal 2007, net cash provided by investing activities was primarily a result of the net proceeds received from the sales of Royal Robbins, offset by approximately $350,000 in capital expenditures. During fiscal 2006 cash used in investing activities was approximately $806,000 for capital expenditures related to office equipment, computer hardware and software, and machinery and equipment.

For fiscal 2008, we anticipate capital expenditures of approximately $1.2 million, and will consist generally of an upgrade to our ERP system, further development of an e-commerce platform for our brands and investment in new machinery and equipment for our manufacturing facility to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2008 may differ from this estimate, due to, among other things, unforeseen needs to replace existing assets.

Cash Flows Used in Financing Activities

For fiscal 2007, our net cash used in financing activities was $31.3 million compared to $1.9 million net cash used in financing activities in fiscal 2006. The net cash used in fiscal 2007 was due to the repayment of amounts due on our notes payable and line of credit, primarily made with the proceeds from the sale of Royal Robbins which occurred during fiscal 2007. The cash used in fiscal 2006 was due to notes payable payments made, partially offset by borrowings made on our revolving line of credit and notes payable during the year.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases and minimum royalty payments. We do not believe that these operating leases and minimum royalty payments are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

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

Accounts Receivable

We maintain allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, and any claims customers may have for merchandise. We initially record a provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, our management considers the age of the accounts receivable, our historical write-offs, and the credit-worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provisions for doubtful accounts may be required. At December 29, 2007, our gross trade accounts receivable balance was $16.3 million and our allowance for doubtful accounts, sales allowances and returns was $2.0 million.

Inventory

We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 29, 2007, inventories were $22.2 million and our inventory obsolescence reserve was $2.3 million.

Goodwill and Intangible Assets

Certain of our identifiable intangible assets, including non-compete agreements and customer lists, are being amortized on the straight-line method over their estimated useful lives, which range from 2 to 20 years. Additionally, we have recorded goodwill and trademarks and trade names, all of which have indefinite useful lives and are therefore not amortized. All of our intangible assets and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually. Among other considerations, we consider the following factors:

•	the assets’ ability to continue to generate income from operations and positive cash flow in future periods;

•	our future plans regarding utilization of the assets;

•	changes in legal ownership or rights to the assets; and

•	changes in consumer demand or acceptance of the related brand names, products or features associated with the assets.

The impairment tests for goodwill and other unamortizable intangible assets are assessed using fair value measurement techniques.

For unamortizable intangible assets other than goodwill, the impairment test consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In performing our annual impairment test during fiscal 2007 and fiscal 2006, we determined that the carrying value of certain goodwill, unamortizable intangible and intangible assets-net associated with certain of our segments exceeded their estimated fair values. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of our segments with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

We determined in accordance with SFAS No. 142 that our segments meet the criteria for aggregation and therefore performed our analysis at the operating segment level. The fair value of our segments was determined using a combination of the market approach and the income approach. Under the market approach, fair value is estimated based on market multiples of revenue and cash flow for comparable companies and similar transactions. Under the income approach, the fair value of a segment is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses our estimates of revenue for the segments, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The weighting that we applied to each of the market and income approaches was based on the data available and specific facts and circumstances surrounding each reporting unit.

Because the fiscal 2007 and fiscal 2006 trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was an indication that one or more of our segments would fail the first step of the goodwill impairment test. In fiscal 2007, in performing the first step of the goodwill impairment test, we determined that there was an indicator of impairment in the premium footwear segment and accessories segment, because the carrying value of these segments exceeded their estimated fair value, and in fiscal 2006, there were similar indicators of impairment in the premium footwear segment and military boot segment (which has since been sold).

In performing the second step of the goodwill impairment test, we allocated the estimated fair values of each respective segment determined in step one of the impairment test, to the assets and liabilities of the respective segment in accordance with SFAS No. 141, Business Combinations. As noted above, for the fiscal year ended December 29, 2007 we recorded impairment charges of $1.1 million for our premium footwear segment and $4.9 million for our accessories segment, and for the fiscal year ended December 30, 2006 we recorded impairment charges of $6.6 million for our premium footwear segment and $16.9 million for our military footwear segment (which has since been sold).

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

We evaluated the remaining useful lives of our intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

On December 31, 2006, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

Upon the adoption of FIN No. 48, we recognized a net adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. We recognize accrued interest related to unrecognized tax benefits as part of income tax expense. During the fiscal year ended December 29, 2007, we recognized a charge of $31,000 related to interest. The cumulative effect of FIN 48 on our accumulated deficit is as follows (in thousands):

Accumulated deficit, December 30, 2006, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net loss, year ended December 29, 2007	(1,344)

Accumulated deficit, December 29, 2007	$(12,380)

Recent Accounting Pronouncements

In September 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

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

The SEC staff believes that the errors should be quantified using both a balance sheet and an income statement approach. Thus, the financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.

SAB No. 108 states that to provide full disclosure, companies electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB No. 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 further provides that the cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. It also provides that companies should disclose the nature and the amount of each individual error being corrected in the cumulative adjustment. Finally, SAB No. 108 provides that the disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. We adopted SAB No. 108 in the fourth quarter of fiscal 2006. The application of SAB No. 108 did not have an effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Liabilities — Including an Amendment to FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings.

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. We will not early adopt SFAS Nos. 157 and 159 and believe that the adoption of SFAS Nos. 157 and 159 will not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141 (Revised)). SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. We do not expect the adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. We do not expect the adoption of this statement will have a material impact on our financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices of financial statement disclosure required to be reported under this item.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 29, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 29, 2007 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 28, 2008, the Company’s wholly-owned subsidiary, Chambers Belt Company, entered into a license agreement with Wrangler Apparel Corp., as licensor, for the use of certain Wrangler trademarks. Under the license agreement, Chambers has an exclusive license to distribute men’s and boy’s non-western belts and accessories and personal accessories bearing the “Wrangler Hero” mark in the United States and Canada and the “Wrangler Jeans Co.,” “Wrangler Outdoor Gear” and “Timber Creek by Wrangler” marks in the United States, each through December 31, 2009. Chambers has agreed to pay guaranteed minimum royalties under the agreement and a license fee based on a percentage of the annual net sales of products sold under the licensed marks. The license may be terminated prior to the end of the term, for among other reasons, if minimum net sales requirements are not met or if Chambers fails to make royalty payments when due after notice of default. The exclusivity period does not cover the last 6 months of the license at the discretion of Wrangler Apparel.

PART III

Item 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Reports of Independent Registered Public Accounting Firm — Grant Thornton, LLP

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Operations and Comprehensive Income (Loss)

4.	Consolidated Statements of Stockholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (See (c) below)

(3)	Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company, (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc., (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc., (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.4	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*

10.7	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.8	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.9	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.10	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.15	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.16	Amended and Restated Credit Facility Agreement dated as of November 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 16, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.17	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.18	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.19	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.21	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.22	Amended and Restated Credit Facility Agreement, Amendment Number 1, dated September 12, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company, (incorporated by reference to Exhibit 10.6 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	Amended and Restated Credit Facility Agreement, Amendment Number 2, dated October 31, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company, (incorporated by reference to Exhibit 10.7 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Standby Letter of Credit dated July 2, 2007, (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Termination Agreement, dated July 3, 2007, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc., (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Employment Agreement, dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor, (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 23, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))* **

10.27	Promissory Note and Pledge Security Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc., (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Security Agreement, dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation, (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Guaranty, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation, (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Guaranty, dated December 29, 2007, between GGC Administration, LLC, Golden Gate Private Equity, Inc. and Phoenix Footwear Group, Inc., (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Transition Services Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Altama Delta Corporation, (incorporated by reference to Exhibit 10.5 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Jensen Obligations Assignment and Assumption Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation, (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Consent and Termination Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, (incorporated by reference to Exhibit 10.7 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company, (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	Form of Irrevocable Standby Letter of Credit, (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated February 28, 2008**

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton, LLP

24	Power of Attorney

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott Sporrer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 29, 2007 and December 30, 2006

	Sales Allowances and Allowance for Doubtful Accounts	Allowance for Sales Returns	Reserve for Obsolete Inventory
	( In thousands)
Balance, December 31, 2005	$617	$175	$664

Provision	887	2,899	1,815
Write-off, disposal, costs, and other	(329)	(2,390)	(1,056)

Balance, December 30, 2006	1,175	684	1,423

Provision	1,155	2,202	1,734
Write-off, disposal, costs, and other	(885)	(2,332)	(836)

Balance, December 29, 2007	$1,445	$554	$2,321

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/S/ CATHY B. TAYLOR
Cathy B. Taylor, Chief Executive Officer

Date: April 14, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ CATHY B. TAYLOR Cathy B. Taylor	Chief Executive Officer (principal executive officer)	April 14, 2008

/S/ JAMES R. RIEDMAN James R. Riedman	Chairman of the Board and President	April 14, 2008

/S/ SCOTT SPORRER Scott Sporrer	Interim Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)	April 14, 2008

/S/ STEVEN M. DEPERRIOR* Steven M. DePerrior	Director	April 14, 2008

/S/ GREGORY M. HARDEN* Gregory M. Harden	Director	April 14, 2008

/S/ JOHN C. KRATZER* John C. Kratzer	Director	April 14, 2008

/S/ WILHELM PFANDER* Wilhelm Pfander	Director	April 14, 2008

/S/ FREDRICK R. PORT* Fredrick R. Port	Director	April 14, 2008

*By:	/S/ CATHY B. TAYLOR
(Cathy B. Taylor, Attorney in Fact)

PHOENIX FOOTWEAR GROUP, INC.

Index to Consolidated Financial Statements

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.:

We have audited the accompanying consolidated balance sheets of Phoenix Footwear Group, Inc. and subsidiaries (a Delaware corporation) as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations and comprehensive earnings (loss), stockholders’ equity and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II Consolidated Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Footwear Group, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss from continuing operations of $16,593,000 for the year ended December 29, 2007 and the Company is not in compliance with financial covenants under its current credit agreement as of December 29, 2007. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, Phoenix Footwear Group, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” using the modified prospective method on January 1, 2006 and also adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on December 31, 2006.

/s/ Grant Thornton LLP

Irvine, California

April 11, 2008

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2007 AND DECEMBER 30, 2006

(In thousands, except for share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,355	$752
Accounts receivable (less allowances of $1,999 and $1,859 in 2007 and 2006, respectively)	14,323	15,299
Inventories (less provision of $2,321 and $1,423 in 2007 and 2006, respectively)	19,874	18,920
Notes receivable	13,303	—
Other current assets	1,661	2,399
Income tax receivable	2,657	2,503
Deferred income tax asset	—	842
Current assets of discontinued operations	—	19,766

Total current assets	54,173	60,481
PROPERTY, PLANT AND EQUIPMENT, net	1,996	2,240
OTHER ASSETS:
Goodwill	5,850	9,707
Unamortizable intangibles	340	1,357
Intangible assets, net	5,268	7,334
Other assets, net	50	50
Deferred income tax asset	—	540
Long-term assets of discontinued operations	—	26,263

Total other assets	11,508	45,251

TOTAL ASSETS	$67,677	$107,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$22,666	$53,966
Accounts payable	7,032	7,509
Accrued expenses	3,833	2,336
Other current liabilities	1,467	1,054
Income taxes payable	444	82
Current liabilities of discontinued operations	—	5,063

Total current liabilities	35,442	70,010
OTHER LIABILITIES:
Other long-term liabilities	1,127	1,419
Deferred income tax liability	21	—
Long-term liabilities of discontinued operations	—	4,699

Total other liabilities	1,148	6,118

Total liabilities	36,590	76,128
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,383,000 and 8,383,000 shares issued and outstanding in 2007 and 2006, respectively	84	84
Additional paid-in-capital	46,161	45,921
Accumulated deficit	(12,380)	(10,884)
Accumulated other comprehensive income (loss)	168	(18)

	34,033	35,103
Less: Treasury stock at cost, 338,000 and 459,000 shares in 2007 and 2006, respectively	(2,946)	(3,259)

Total stockholders’ equity	31,087	31,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,677	$107,972

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

YEARS ENDED DECEMBER 29, 2007 and DECEMBER 30, 2006

(In thousands, except per share data)

	2007	2006
Net sales	$82,871	$87,476
Cost of goods sold	57,215	59,265

Gross profit	25,656	28,211
Operating expenses:
Selling, general and administrative expense	34,921	31,731
Intangible impairment charges	6,034	6,558
Other expense (income), net	451	916

Total operating expenses	41,406	39,205

Operating loss	(15,750)	(10,994)
Interest expense	1,402	1,462

Loss before income taxes and discontinued operations	(17,152)	(12,456)
Income tax benefit	(559)	(3,516)

Loss before discontinued operations	(16,593)	(8,940)
Earnings (loss) from discontinued operations, net of tax (including gain on sale of $14,702 and $0, respectively)	15,249	(11,438)

Net loss	(1,344)	$(20,378)

Net (loss) earnings per share:
Basic:
Continuing Operations	$(2.07)	$(1.13)
Discontinued Operations	1.90	(1.45)

Net loss	$(.17)	$(2.58)

Diluted:
Continuing Operations	$(2.07)	$(1.13)
Discontinued Operations	$1.73	(1.45)

Net loss	$(.17)	$(2.58)

Weighted average shares outstanding used to calculate per share information
Basic	8,031	7,911

Diluted	8,791	7,911

Net loss	$(1,344)	$(20,378)
Other comprehensive earnings (loss), net of tax Foreign currency translation adjustments, net of income taxes of $0 and $0 for the fiscal years ended December 29, 2007 and December 30, 2006, respectively (Note 1)	186	(14)

Comprehensive loss	$(1,158)	$(20,392)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 29, 2007 and DECEMBER 30, 2006

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE — December 31, 2005	8,367	$84	$45,520	$9,494	(378)	$(1,070)	$(4)	$54,024

Issuance of common stock	16	—	50	—	—	—	—	50
Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $142	—	—	200	—	116	311	—	511
Purchase price adjustment for return of shares	—	—	—	—	(197)	(2,500)	—	(2,500)
Share based compensation	—	—	151	—	—	—	—	151
Foreign currency translation adjustments	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	(20,378)	—	—	—	(20,378)

BALANCE — December 30, 2006	8,383	$84	$45,921	$(10,884)	(459)	$(3,259)	$(18)	$31,844

Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $88	—	—	133	—	121	313	—	446
Share based compensation	—	—	107	—	—	—	—	107
Foreign currency translation adjustments	—	—	—	—	—	—	186	186
Cumulative tax effect of FIN 48	—	—	—	(152)	—	—	—	(152)
Net loss	—	—	—	(1,344)	—	—	—	(1,344)

BALANCE — December 29, 2007	8,383	$84	$46,161	$(12,380)	(338)	$(2,946)	$168	$31,087

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 29, 2007 and DECEMBER 30, 2006

(In thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,344)	$(20,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations (including net gain on sale of $14,702 and $0, respectively)	(15,249)	11,438
Depreciation and amortization	1,497	1,453
Net provision for losses on accounts receivable	140	1,067
Deferred income taxes	1,500	(2,298)
Allocation of shares in defined contribution plan	446	511
Loss on sale of property and equipment	—	91
Share-based compensation	107	151
Intangible impairment charges	6,034	6,558
Debt issuance cost amortization	590	352
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	836	(530)
Inventories, net	(954)	6,349
Other current assets	336	(32)
Other non current assets	3	(79)
Income taxes receivable	(154)	(2,192)
Increase (decrease) in:
Accounts payable	(477)	(1,476)
Accrued expenses	1,497	1,121
Other long-term liabilities	(125)	(536)
Income taxes payable	350	82

Net cash (used in) provided by operating activities from continuing operations	(4,967)	1,652
Net cash provided by operating activities from discontinued operations	1,169	1,558

Net cash (used in) provided by operating activities	(3,798)	3,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(350)	(806)
Proceeds from disposal of property and equipment	—	26
Proceeds from sale of discontinued operations	37,228	—

Net cash provided by (used in) investing activities from continuing operations	36,878	(780)
Net cash used in investing activities from discontinued operations	(177)	(365)

Net cash provided by (used in) investing activities	36,701	(1,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	20,700	70,266
Repayments of notes payable and line of credit	(52,000)	(71,853)
Issuance of common stock	—	50
Debt issuance costs	—	(314)

Net cash used in financing activities	(31,300)	(1,851)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,603	214
CASH AND CASH EQUIVALENTS — Beginning of year	752	538

CASH AND CASH EQUIVALENTS — End of year	$2,355	$752

The accompanying notes are an integral part of these consolidated financial statements.

	2007	2006
	(In thousands, except per share data)
SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$3,525	$5,348
Income taxes	$103	$1,728
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
In connection with the sale of Altama, the Company received a note receivable, which was still outstanding at December 29, 2007	$13,303	$—
The Company returned 196,967 shares of common stock to treasury stock as a result of the Altama settlement.	$—	$(2,500)
Adjustment to reduce deferred tax liability as a result of the Altama settlement.	$—	$221

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 29, 2007 AND DECEMBER 30, 2006

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Phoenix Footwear Group, Inc. (the “Company”) is engaged primarily in the import and sale of men’s and women’s leisure footwear and accessories. Sales of the Company’s men’s and women’s footwear and accessories are made principally to retailers in the United States. During 2002, the Company changed its name from Daniel Green Company to Phoenix Footwear Group, Inc.

On August 4, 2005, the Company acquired substantially all of the assets of The Paradise Shoe Company, LLC (“Tommy Bahama Footwear”) exclusive licensee of the Tommy Bahama® line of men’s and women’s footwear, hosiery and belts in the United States, Canada and certain Caribbean Islands for approximately $6.3 million in cash. The Company funded the cash portion of the purchase price through an amendment to its credit facility by increasing its borrowing capacity to $63.0 million including a $7.0 million bridge loan. The results of Tommy Bahama’s operations have been included in the consolidated financial statements since the date of acquisition.

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

On July 19, 2004, the Company purchased all of the outstanding capital stock of Altama Delta Corporation (“Altama”) for approximately $37.8 million, excluding acquisition related expenses of $740,000. Payment of the purchase price at closing was made by delivery of $35.5 million in cash, and 196,967 shares of common stock then valued at $2.5 million. Altama has manufactured military footwear for the DoD for 39 consecutive years. Altama also produces a commercial line of high-performance combat boots for civilian use that are marketed through domestic wholesale channels to serve various retailers such as Army/Navy surplus stores, military catalogs and independent outdoor/sporting goods stores and to international wholesalers serving the military and other needs of foreign governments and foreign civilian markets. On December 29, 2007, Phoenix Footwear sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama, to Tactical Holdings, Inc. (“Tactical”). Tactical is sponsored by Golden Gate Capital, a San Francisco-based private equity investment firm. At closing, the purchase price of $13.5 million was paid through the delivery of a Promissory Note and Pledge Security Agreement. Payment in full on the note was made on February 29, 2008. The Company recorded a gain, net of tax, of $438,000 as a result of this sale. The tax benefit included in this amount was approximately $7.4 million. The results from operations of Altama have been reported in the financial statements as discontinued operations (see Note 3).

On October 31, 2003, the Company acquired Royal Robbins, Inc. (“Royal Robbins”) through the purchase of all the outstanding shares of Royal Robbins, a Modesto, California based apparel company, for an aggregate purchase price of $6.8 million, including $6.0 million in cash, 71,889 shares of common stock then valued at $500,000 and $406,000 in acquisition related expenses, plus potential contingent earn-out cash payments. The potential contingent earn-out payments equal 25% of the Royal Robbins product line’s gross profit over each of the 12 month periods ended May 31, 2004 and 2005, so long as minimum gross profit thresholds are achieved. In June 2004, in connection with this earn-out agreement the Company paid $2.0 million relating to the results

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

achieved for the 12-month period ended May 31, 2004. In June 2005, in connection with this earn-out agreement the Company paid $2.8 million relating to the results achieved for the 12-month period ended May 31, 2005. Royal Robbins is engaged in the import and sale of casual and outdoor apparel. On July 2, 2007, the Company sold all of the outstanding capital stock of Royal Robbins, to Kellwood Company (“Kellwood”), a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri and, concurrently, PXG Canada sold certain assets and assigned certain obligations of PXG Canada that related solely to PXG Canada’s business devoted to the purchasing, marketing, distribution and sale of Royal Robbins branded products to Canadian Recreation Products, Inc., (“Canadian Recreation”), a wholly-owned subsidiary of Kellwood. The final net purchase price for Royal Robbins including all of the outstanding capital and certain related assets of PXG Canada totaled $37.2 million. The Company recorded a gain, net of tax, of $14.3 million as a result of this sale. The results from operations of Royal Robbins have been reported in the financial statements as discontinued operations (see Note 3).

The Company acquired H.S. Trask & Co. (“Trask”) on August 7, 2003 through the purchase of all the outstanding shares of Trask, a Bozeman, Montana based footwear company, for an aggregate purchase price of $6.4 million, including $2.9 million in cash, 699,980 shares of common stock then valued at $3.2 million and $343,000 in acquisition related expenses. Trask is a provider of men’s dress and casual footwear.

On March 30, 2000, the Company purchased all of the outstanding shares of Penobscot Shoe Company (“Penobscot”) from Riedman Corporation, a related party, for approximately $18.2 million including direct costs of the acquisition. Penobscot was also engaged in the import and sale of footwear. The acquisition of Penobscot has been accounted for under the purchase method of accounting and accordingly, the operating results of Penobscot have been included in the consolidated financial statements since the date of acquisition.

PRINCIPLES OF CONSOLIDATION — The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, PXG Canada, Inc. and Phoenix Delaware Acquisition Company d/b/a Tommy Bahama Footwear. Intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS — For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTING PERIOD — The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31. The Company refers to the fiscal year ended December 29, 2007 as “fiscal 2007,” and to the fiscal year ended December 30, 2006 as “fiscal 2006.”

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, valuation of goodwill, stock-based compensation, long-lived and intangible assets, income taxes including the amount of tax asset valuation allowance required, and the allowance for doubtful accounts.

RECLASSIFICATIONS — Certain reclassifications have been made to the fiscal 2006 financial statements to conform to the classifications used in fiscal 2007.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ACCOUNTS RECEIVABLE, net — The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer credit-worthiness. The Company maintains an allowance for estimated doubtful accounts based on its historical experience and the customer credit issues identified. The Company monitors collections regularly and adjusts the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, the Company records the respective amount as a charge against its allowance for doubtful accounts. At December 29, 2007, the Company’s gross trade accounts receivable balance was $16.3 million, its allowance for doubtful accounts and sales allowances was $1.4 million and its allowance for sales returns was $554,000. At December 30, 2006 the Company’s gross trade accounts receivable balance was $17.2 million, its allowance for doubtful accounts and sales allowances was $1.2 million and its allowance for sales returns was $684,000.

INVENTORIES, net — Inventories are stated at the lower of cost or market net of reserve for obsolescence. Cost is determined on a first-in, first-out basis. The reserve for obsolete inventory was $2.3 million and $1.4 million as of December 29, 2007 and December 30, 2006, respectively.

PROPERTY, PLANT AND EQUIPMENT, net — Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Replacements of significant items, major renewals and improvements are capitalized. Leasehold improvements are amortized over the shorter of the asset’s useful life or the lease term. Depreciation is computed using estimated useful lives under the straight-line method as follows:

Buildings	25 years
Machinery and equipment	10 years
Computers	4 years
Vehicles	4 years
Furniture and fixtures	8 years

OTHER ASSETS — Other assets consist primarily of deferred financing costs which are being amortized over the term of the related debt instruments. Amortization expense associated with deferred financing costs is recorded as interest expense in the statement of operations and totaled $590,000 and $352,000 in fiscal 2007 and 2006, respectively. Accumulated amortization of deferred financing costs as of fiscal 2007 and 2006 totaled $1.3 million and $717,000, respectively.

GOODWILL — The Company’s method of accounting for goodwill is SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and unamortizable intangible assets are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and unamortizable intangible assets are assessed for impairment using fair value measurement techniques.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company’s reporting units with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The fair value of the Company’s reporting unit is determined using a combination of the market approach and the income approach. Under the market approach, fair value is estimated based on market multiples of revenues and cash flow for comparable companies and similar transactions. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses the Company’s estimates of revenue for the reporting units, driven by assumed market growth rates and assumed market segment share, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that the Company uses to manage the underlying businesses. The weighting that the Company applied to each of the income and market approaches was based on the data available and specific facts and circumstances surrounding each reporting unit.

The Company recorded a $6.0 million and $6.6 million impairment of goodwill and intangible assets for the fiscal years ended December 29, 2007 and December 30, 2006, respectively.

LONG-LIVED ASSET IMPAIRMENTS — On at least an annual basis, the Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Identification of any impairment would include a comparison of estimated future undiscounted operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

REVENUE RECOGNITION — Revenues are recognized when products are shipped, as all risk of loss transfers to the Company’s customer upon shipment. Net sales do not include sales tax as the Company is considered a pass-through conduit for collecting and remitting sales taxes. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded. Actual discounts, returns and other allowances totaled $6.7 million and $7.4 million during fiscal 2007 and 2006, respectively.

SHIPPING AND HANDLING FEES AND COSTS — In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, costs billed to customers related to shipping and handling costs incurred in delivering product to the customer are included in net sales. Related costs incurred are included in cost of goods sold. Shipping and handling costs incurred in bringing finished products or raw materials to our warehouse are capitalized as part of inventory. Costs associated with our own distribution and warehousing are recognized as expense as incurred and are included in selling, general and administrative expenses. Distribution and warehousing costs totaled $3.6 million and $3.4 million during fiscal 2007 and fiscal 2006, respectively.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESEARCH AND DEVELOPMENT COSTS — Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $1.9 million and $1.5 million in fiscal 2007 and fiscal 2006, respectively. Research and development costs are included in selling, general and administrative expenses.

ADVERTISING PROGRAMS — The Company expenses advertising costs as incurred. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. The Company participates in certain qualified cooperative advertising programs to reimburse a portion of certain advertising and marketing costs that customers may incur. Advertising and marketing costs that qualify for reimbursement include the cost of mailing catalogues or placing an advertisement in newspapers, magazines, and television and radio programs. The Company recognizes advertising costs associated with these programs in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products. To qualify for reimbursement under the program the customer is required to provide proper supporting documents that detail the type of advertisement being placed and the specific cost to place the advertisement. As supported by these documents, the Company receives a separate identifiable benefit that has an estimable fair value and therefore, the Company recognizes these costs as an advertising expense. The Company’s portions of the costs incurred are recognized in selling, general and administrative expenses in the period when the catalogue is mailed or when the advertisement is first placed. The amounts charged to expense related to cooperative advertising programs were $428,000 and $382,000 in fiscal 2007 and fiscal 2006, respectively, and are included in selling, general and administrative expenses. Including amounts charged to cooperative advertising programs, the Company charged to expense, advertising costs of $1.6 million in both fiscal 2007 and fiscal 2006.

INCOME TAXES — The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

On December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

Upon the adoption of FIN No. 48, the Company recognized a net adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN No. 48 of $163,000. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During the fiscal year ended December 29, 2007, the Company recognized a charge of $31,000 related to interest. The cumulative effect of FIN 48 on the Company’s accumulated deficit is as follows (in thousands):

Accumulated deficit, December 30, 2006, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net loss, year ended December 29, 2007	(1,344)

Accumulated deficit, December 29, 2007	$(12,380)

CONCENTRATION OF CREDIT RISK — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash in

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bank accounts in excess of FDIC insured limits. Such cash totaled approximately $692,000 and $564,000 at December 29, 2007 and December 30, 2006, respectively. The Company maintains offshore bank accounts with certain international banks; these accounts totaled approximately $1.4 million and $280,000 at December 29, 2007 and December 30, 2006, respectively. The Company has not experienced any losses in its cash accounts and believes no significant concentration of credit risk exists with respect to these cash balances.

The Company monitors its exposure for credit losses on all receivables and maintains allowances for anticipated losses. Five of the Company’s largest customers in the aggregate constituted 44.5% and 52.1% of trade accounts receivable outstanding at December 29, 2007 and December 30, 2006, respectively. Two of the Company’s largest customers in the aggregate constituted 35.3% and 38.2% of trade accounts receivable outstanding at December 29, 2007 and December 30, 2006, respectively. The Company’s inability to collect on its trade accounts receivable from any of its major customers could adversely affect the Company’s business or financial condition.

SEGMENTS — The Company’s operating segments have been classified into three business segments: footwear, premium footwear, and accessories. The footwear operation designs, develops and markets various moderately-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The accessories operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers.

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

FOREIGN CURRENCY TRANSLATION — The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive earnings (loss) within stockholders’ equity. Cumulative translation gains were $168,000 and cumulative translation losses were $18,000 at December 29, 2007 and December 30, 2006, respectively.

PER SHARE DATA — In addition to shares held by the public, the Company’s defined contribution 401(k) savings plan held approximately 121,000 and 243,000 shares as of December 29, 2007 and December 30, 2006, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for the purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven year period which commenced in 2002 (See

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8). Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted net earnings (loss) per share is calculated by dividing net earnings (loss) and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period.

A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share is presented below.

	2007	2006
	( In thousands, except per share data)
Basic net loss per share:
Net loss	$(1,344)	$(20,378)
Weighted average common shares outstanding	8,031	7,911

Basic net loss per share	$(.17)	$(2.58)

Diluted net loss per share:
Net loss	$(1,344)	$(20,378)
Weighted average common shares outstanding	8,031	7,911
Effect of stock options outstanding	—	—

Weighted average common and potential common shares outstanding	8,031	7,911

Diluted net loss per share	$(.17)	$(2.58)

Options and performance stock rights, to purchase shares of common stock which totaled 1.6 million and 1.5 million in fiscal 2007 and fiscal 2006, respectively, were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

STOCK-BASED COMPENSATION — On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share Based Payment, (SFAS No. 123R), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

RECENT ACCOUNTING PRONOUNCEMENTS — In September 2006, the U.S. Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The SEC staff believes that the errors should be quantified using both a balance sheet and an income statement approach. Thus, the financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors.

SAB No. 108 states that to provide full disclosure, companies electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB No. 108 in their annual financial statements covering the first fiscal year ended after November 15, 2006. SAB No. 108 further provides that the cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment should be made to the opening balance of retained earnings for that year. It also provides that companies should disclose the nature and the amount of each individual error being corrected in the cumulative adjustment. Finally, SAB No. 108 provides that the disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. The Company adopted SAB No. 108 in the fourth quarter of fiscal 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Liabilities – Including an Amendment to FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings.

SFAS Nos. 157 and 159 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. Earlier application is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007. The Company will not early adopt SFAS Nos. 157 and 159 and believes that the adoption of SFAS Nos. 157 and 159 will not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141 (Revised 2007)). SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements: an Amendment to ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements which will be separate from the parent’s equity. SFAS No. 160 is effective for fiscal years and interim periods in those fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

2.    GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 29, 2007, the Company was not in compliance with the financial covenants under its credit agreement. The Company has not requested a waiver for the December 29, 2007 default and is in the process of replacing the existing facility with a new lender. The Company expects that it will not meet certain financial covenants under its existing credit facility as of the end of the first quarter of fiscal 2008. If the Company is not successful in refinancing the existing facility through a new bank it will seek to refinance its debt on new terms with its existing bank. Because of the Company’s current defaults, its current lender can demand immediate repayment of all debt and the bank can foreclose on the Company’s assets. The Company presently has insufficient cash to pay its bank debt in full. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.    DISCONTINUED OPERATIONS

During fiscal 2007, the Company sold its wholly owned subsidiaries, Royal Robbins, which represented its apparel business, and Altama, which represented its military boot business. The sale of Royal Robbins provided a source of capital that allowed the Company to pay down its long-term debt and the sale of Altama allowed the Company to take advantage of tax credits generated in conjunction with the sale of Royal Robbins. The divestiture of these businesses generated a combined after-tax gain of approximately $14.7 million for the fiscal year ended December 29, 2007.

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

At closing, the aggregate cash consideration of $38.0 million anticipated to be paid under the stock purchase agreement and the asset purchase agreement was reduced by $133,000, resulting from the preliminary closing date working capital being less than $6.5 million pursuant to the working capital collar formula. The final closing date working capital adjustment was subject to post-closing review by Kellwood and the Company. As a result of the post-closing review, the closing date working capital adjustment was further adjusted down by $639,000 to $772,000, resulting in a net purchase price of $37.2 million. In addition to the aggregate cash consideration, Canadian Recreation assumed certain accounts payable owed by PXG Canada to the Company in an amount not to exceed $750,000. The accounts payable required to be paid by Canadian Recreation within 45 days of the closing was zero. The sale of Royal Robbins generated a pre-tax gain of approximately $22.5 million and an after tax gain of approximately $14.3 million.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 29, 2007, Phoenix Footwear sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama, to Tactical. At closing, the purchase price of $13.5 million was paid through the delivery of a Promissory Note and Pledge Security Agreement. As a result of the closing date working capital review performed by Tactical, the Company recorded a reserve for a working capital adjustment of approximately $197,000 at December 29, 2007, although the final closing date working capital remains subject to post-closing review by Tactical and Phoenix Footwear. As a result, the closing date working capital adjustment may be further adjusted up or down. In addition, Phoenix Footwear and Tactical entered into a $1.5 million Transition Services Agreement for which the Company will provide ongoing administrative and other services through June 2008 to support new management with the operation of the Altama business. Payment in full on the note and the first payment of $750,000 under the Transition Services Agreement was made on February 29, 2008. The sale of Altama generated a pre-tax loss of approximately $7.0 million. The tax benefit generated by the capital loss from the sale of Altama was used to offset the tax obligation generated by the capital gain from the sale of Royal Robbins. The tax benefit realized from the sale of Altama was approximately $7.4 million resulting in a net after tax gain on the sale of approximately $438,000.

The results of the Royal Robbins business, previously included in the footwear segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations for the years ended December 29, 2007 and December 30, 2006. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24), interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the fiscal years ended December 29, 2007 and December 30, 2006, interest expense allocated to discontinued operations was $3.0 and $4.5 million, respectively.

The following table summarizes the results of the Royal Robbins and Altama businesses, including the pre-tax gain on the sale of the Royal Robbins business and the pre-tax loss on the sale of the Altama business:

	2007	2006
	(In thousands)
Net Sales	$42,726	$53,113
Cost of goods sold and operating expenses	41,400	66,514
Gain on the sale of Royal Robbins and Altama, net	(14,702)	—

Earnings (loss) before income taxes	16,028	(13,401)
Income tax expense (benefit)	779	(1,963)

Earnings (loss) from discontinued operations	$15,249	$(11,438)

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of Royal Robbins and Altama included in the Consolidated Balance Sheets are summarized as follows:

2006
(In thousands)
Assets
Cash	$94
Accounts receivable, net	5,533
Inventory, net	13,269
Other current assets	218
Deferred income tax asset	652

Total Current Assets	$19,766

Plant and equipment, net	$2,130
Goodwill and intangible assets	24,133

Total Long-Term Assets	$26,263

Liabilities
Accounts payable	$3,096
Accrued Liabilities	1,967

Total Current Liabilities	$5,063

Deferred income tax liability	$4,699

Total Long-Term Liabilities	$4,699

4.    INVENTORIES

The components of inventories as of December 29, 2007 and December 30, 2006, net of reserves, were:

	2007	2006
	(In thousands)
Raw materials	$1,945	$2,010
Work in process	249	297
Finished goods	17,680	16,613

	$19,874	$18,920

5.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and nonamortizable intangible assets during fiscal 2006 and fiscal 2007 are as follows:

	Goodwill	Un-Amortizable Intangibles
	(In thousands)
Balance at December 31, 2005	$12,406	$4,344
Adjustment to purchase price allocations from prior period acquisitions	2,537	(2,347)
Impairment charge	(5,236)	(640)

Balance at December 30, 2006	9,707	1,357
Adjustment to purchase price allocations from prior period acquisitions	(3)	—
Impairment charge	(3,854)	(1,017)

Balance at December 29, 2007	$5,850	$340

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in goodwill and nonamortizable intangible assets during fiscal 2007 and fiscal 2006 related primarily to impairment charges resulting from annual testing in accordance with SFAS No. 142.

The changes in the carrying amounts of amortizable intangible assets during fiscal 2006 and fiscal 2007 are as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)
Balance at December 31, 2005	$9,374	$(688)	$8,686
Adjustment to purchase price allocation	289	—	289
Amortization Expense	—	(959)	(959)
Impairment charge	(966)	284	(682)

Balance at December 30, 2006	8,697	(1,363)	7,334
Amortization expense	—	(903)	(903)
Impairment charge	(1,183)	20	(1,163)

Balance at December 29, 2007	$7,514	$(2,246)	$5,268

Changes in amortizable intangibles during fiscal 2007 and fiscal 2006 related primarily to impairment charges resulting from annual testing in accordance with SFAS No. 142.

Intangible assets consist of the following as of December 29, 2007 and December 30, 2006:

	Useful Life (Years)	2007	2006
		( In thousands)
Non-amortizing:
Trademarks and tradenames	—	$340	$1,357

Amortizing:
Customer lists	5-20	$5,464	$5,896
Covenant not to compete	2-5	2,025	2,776
Other	5	25	25
Less: Accumulated Amortization		(2,246)	(1,363)

Total		$5,268	$7,334

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 20 years. During fiscal 2007 and fiscal 2006 aggregate amortization expense was approximately $903,000 and $959,000, respectively.

Amortization expense related to intangible assets at December 29, 2007 in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
2007	$604
2008	596
2009	461
2010	326
2011	326
Thereafter	2,955

$5,268

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In applying SFAS No. 142, the Company performed the annual impairment test required as of December 29, 2007 and December 30, 2006, to determine whether goodwill and intangible assets were impaired. In performing the annual impairment test during fiscal 2007 and fiscal 2006, the Company determined that the carrying value of certain goodwill, unamortizable intangible and intangible assets-net associated with certain of the Company’s segments exceeded their estimated fair values. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company’s segments with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

The Company determined in accordance with SFAS No. 142 that its segments meet the criteria for aggregation and therefore performed its analysis at the operating segment level. The fair value of the Company’s segments was determined using combination of the market approach and the income approach. Under the market approach, fair value is estimated based on market multiples of revenues and cash flows for comparable companies and similar transactions. Under the income approach, the fair value of a segment is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses the Company’s estimates of revenue for the segments, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that the Company uses to manage the underlying businesses. The weighting that the Company applied to each of the income and market approaches was based on the data available and specific facts and circumstances surrounding each reporting unit.

Because the fiscal 2007 and fiscal 2006 trading value of the Company’s shares indicated a level of equity market capitalization below its book value at the time of the annual impairment test, there was an indication that one or more of the Company’s segments would fail the first step of the goodwill impairment test. In fiscal 2007, in performing the first step of the goodwill impairment test, the Company determined that there was an indicator of impairment in the premium footwear segment and accessories segment, because the carrying value of these segments exceeded their estimated fair value, and in fiscal 2006, there were similar indicators of impairment in the premium footwear segment and military boot segment (which has since been sold).

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of each respective segment determined in step one of the impairment test, to the assets and liabilities of the respective segment in accordance with SFAS No. 141, Business Combinations. As a result of this testing, for the fiscal year ended December 29, 2007 the Company recorded impairment charges of $1.1 million for its premium footwear segment and $4.9 million for its accessories segment, and for the fiscal year ended December 30, 2006 the Company recorded impairment charges of $6.6 million for its premium footwear segment and $16.9 million for its military boot segment (which has since been sold).

Determining the fair value of a segment under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a segment under the second step of the goodwill impairment test is judgmental in nature and often involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company’s estimates of fair value utilized in goodwill, unamortizable intangibles and intangible assets-net tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, technological change, economic conditions, or changes to its business operations. Such factors could change which may result in impairment charges recorded in future periods.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluated the remaining useful lives of its intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.

6.    PROPERTY, PLANT AND EQUIPMENT, net

Plant and Equipment as of December 29, 2007 and December 30, 2006, consisted of the following:

	(In thousands)
	2007	2006
Land and buildings	$688	$688
Machinery, furniture and equipment	1,883	1,757
Leasehold improvements	219	200
Computer hardware and software	1,849	1,644
Vehicles	79	79

	4,718	4,368
Less accumulated depreciation	(2,722)	(2,128)

Property, plant and equipment, net	$1,996	$2,240

Depreciation expense totaled $594,000 and $494,000 for the fiscal years ended December 29, 2007 and December 30, 2006, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing facilities under operating lease agreements.

Future minimum commitments under the lease agreements are as follows:

(In thousands)
Year ending December:
2008	$975
2009	801
2010	560
2011	387
2012	61
Thereafter	11

Total	$2,795

Rent expense totaled $1.0 million and $948,000 for the fiscal years ended December 29, 2007 and December 30, 2006, respectively.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has various license agreements to manufacture and distribute products bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $2.8 million and $2.1 million for the fiscal years ended December 29, 2007 and December 30, 2006, respectively. These amounts are included in the Company’s cost of sales. The Company has various agreements in effect at December 29, 2007 which expire on various dates between fiscal 2008 and fiscal 2013. Future minimum royalty commitments under such license agreements at December 29, 2007 are as follows:

(In thousands)
Year ending December:
2008	$2,446
2009	2,627
2010	1,913
2011	2,002
2012	2,463
Thereafter	1,152

Total	$12,603

On May 17, 2006, the Company entered into an agreement to lease approximately 21,700 square feet of office space in Carlsbad, California, which serves as the Company’s headquarters. The lease commenced on August 24, 2006 and continues for sixty months.

On October 3, 2006, the Company notified the seller under the purchase agreement for the acquisition of Tommy Bahama Footwear that it is withholding payment of the $500,000 holdback that the Company maintained under the terms of the Agreement. The Company had previously notified the sellers that certain acquired assets did not conform to the representations and warranties contained in the purchase agreement. The sellers have demanded payment of the holdback amount. The $500,000 is currently recorded in other current liabilities.

On September 10, 2007, the Company notified the American Red Cross that it was discontinuing participation under the license agreement between the parties. The Company had entered into the license agreement with American Red Cross in April 2006 to use the Red Cross Emblem in connection with the sales and marketing of footwear. In September 2007, the Company learned of certain litigation, in which the Company has not been named as a party, challenging the power and authority of the American Red Cross to license commercial use of the Red Cross Emblem. As a result of the claims alleged in that litigation, the Company made a decision to discontinue its participation under the license agreement. In response to the Company’s notice, the American Red Cross has demanded payment of the remaining minimum royalty payments which it claims under the license agreement of $362,500, plus interest. Although the Company believes that it has meritorious grounds to discontinue participation under the license agreement without the payment of any minimum royalty payments and intends to vigorously defend against any claims initiated, management cannot predict the outcome of the dispute, therefore the Company has accrued the remaining minimum royalty payments of $362,500 remaining under the license agreement as of December 29, 2007.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 29, 2007, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

The Company has a defined contribution 401(k) savings plan (“the Plan”) covering substantially all employees of the Company. Following the termination of the Company’s defined benefit pension plan in 2001, the net cash surplus of $2.0 million was contributed to the Plan. In 2001, the Plan acquired 782,000 shares of the Company’s common stock at a price per share of $2.575, which was based on an independent appraisal. The unallocated shares in the Plan have been classified as treasury stock in stockholders’ equity. Compensation expense is recognized as the shares are allocated to the participants, which is occurring over a seven-year period which began in 2002. The amount allocated to participants during the fiscal years ended December 29, 2007 and December 30, 2006, was $534,000 (121,000 shares) and $653,000 (121,000 shares), respectively, which is based on the closing price of the Company’s common stock as of the end of each respective fiscal year. There were no matching contributions to the Plan in fiscal 2007 or fiscal 2006. The Company terminated the matching contributions beginning in fiscal 2003.

9.    DEBT

On November 13, 2006, the Company and Manufacturers and Traders Trust Company (M&T) entered into a First Lien Senior Secured Credit Facility Agreement (the “First Lien Agreement”). The First Lien Agreement consisted of a Revolving Credit Facility (“Revolver”) with an aggregate maximum commitment of $28.0 million (subject to a borrowing base formula), a First Lien Term Loan A (“Term A Loan”) of $24.0 million and a $10.0 million First Lien Term Loan B (“Term B Loan”). The Revolver and Term A Loan bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan. The Revolver interest is payable monthly and the Term A Loan interest and principal is payable quarterly. The Revolver and Term A Loan expire on November 13, 2011 and all borrowings are due and payable on that date. The Term B Loan has a fifteen month maturity, requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%.

The borrowings under the First Lien Agreement are secured by a first priority perfected lien and security interest in all the assets of the Company and its subsidiaries. The First Lien Agreement includes a borrowing base formula with inventory caps, and financial covenants requiring the Company to (a) maintain a minimum current ratio, (b) maintain a minimum fixed charge coverage ratio, (c) maintain a minimum trailing twelve month EBITDA and (d) maintain maximum average borrowed funds to EBITDA ratio, measured quarterly. M&T acts as lender and administrative agent for additional lenders in the event a syndicate is formed, under the agreement. In connection with the new credit facility, the Company engaged M&T to syndicate the loan among additional potential lenders. The Company paid M&T a $250,000 fee for its syndication efforts, which was amortizing over the fifteen month maturity of the Term B Loan. Upon repayment of the term loans in 2007, as discussed below, the unamortized portion of this fee was fully expensed.

The Company was in default of four of its financial covenants as of September 29, 2007, June 30, 2007, March 31, 2007 and December 30, 2006 and was in default of three of its financial covenants as of December 29, 2007. The Company obtained waivers from its bank with respect to its December 30, 2006 and March 31, 2007 defaults. The Company has not requested a waiver for the June 30, 2007, September 29, 2007 or December 29, 2007 defaults. Additionally, the Company expects that it will not meet certain of these financial covenants during fiscal 2008. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Therefore, in accordance with FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor, the Company reclassified all of its long-term debt to current at December 29, 2007.

On July 2, 2007, the Company repaid in full the Term A Loan and Term B Loan with the net proceeds from the sale of Royal Robbins. At December 29, 2007, the available borrowing capacity under the Revolver, net of outstanding letters of credit of $3.6 million, was $0, and at December 30, 2006, net of outstanding letters of credit of $1.9 million, was approximately $4.3 million.

On September 12, 2007, the Company entered into an agreement to amend its First Lien Agreement (the “Amendment”) with its bank. The Amendment, among other things, established a $1.0 million overline credit facility in addition to the Company’s Revolver under the First Lien Agreement. The Amendment also revised the borrowing base formula to permit the Company higher advances against its inventory. The initial amendment expired on October 31, 2007. The Company extended the term of the Amendment on October 31, 2007, through November 30, 2007.

Debt as of December 29, 2007 and December 30, 2006 consisted of the following:

	2007	2006
	(In thousands)
Term A payable to bank in variable quarterly installments through November 13, 2011, interest payable quarterly at bears an initial rate of LIBOR plus 4.0% (effective rate of 9.4% at December 30, 2006)	$—	$24,000	(1)
Term B requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00% (effective rate of 12.4% at December 30, 2006)	—	10,000
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest payable monthly and bears an initial Prime plus 3.5% (effective rate of 8.0% and 9.0% at December 29, 2007 and December 30, 2006, respectively)	22,666	19,966	(1)

	22,666	53,966
Less: current portion	22,666	53,966

Non-current portion	$—	$—

(1)	The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00%. per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan.

The aggregate principal payments of notes payable are as follows:

(In thousands)
2008	$22,666
2009	—
2010	—
2011	—
2012	—

Total	$22,666

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on December 31, 2006.

The total amount of gross unrecognized tax benefits as of the date of adoption was $253,000, which includes $35,000 of interest and penalties. Of the total gross liability of $253,000, $8,000 related to uncertain tax positions taken in fiscal years resulting from net operating losses in such years, therefore the liability was presented as a reduction of the related deferred tax asset as of the date of adoption.

The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during 2007 (excluding interest and penalties):

(In thousands)
Unrecognized Tax Benefits — Opening Balance	$220
Gross increases — tax positions in prior periods	16
Gross decreases — tax positions in prior periods	—
Gross increase — current-period tax positions	113
Settlements	—
Lapse of statute of limitations	(9)

Unrecognized Tax Benefits — Ending Balance	$340

Included in the balance of unrecognized tax benefits at December 29, 2007, are approximately $178,000 of tax benefits that, if recognized, would affect the effective tax rate (including interest and penalties). Also included in the balance of unrecognized tax benefits at December 29, 2007, are $12,000 of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 29, 2007, the Company had approximately $57,000 of accrued interest and penalties related to unrecognized tax positions. Related to unrecognized tax benefits noted above, the Company accrued interest and penalties of $23,000 during 2007.

The Company believes that it is reasonably possible that approximately $96,000 in unrecognized federal and state tax benefits will decrease within 12 months of December 29, 2007, due to the expiration of various applicable statutes of limitations and possible settlement with state authorities.

The Company is subject to taxation in the U.S., Canada and various state tax jurisdictions. For federal tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations; however, certain states may keep their statute open for six to ten years. Generally, the Company’s tax years from 2005 are subject to examination by Canadian tax authorities.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax benefit for the years ended December 29, 2007 and December 30, 2006 consisted of:

	2007	2006
	( In thousands)
Current:
Federal	$(2,121)	$(1,439)
State	9	25
Foreign	56	(12)

	(2,056)	(1,426)
Deferred:
Federal	898	(1,389)
State	599	(701)

	1,497	(2,090)

Total	$(559)	$(3,516)

The difference between tax computed at the statutory federal income tax rate and the Company’s reported tax benefit is as follows:

	2007	2006
	(In thousands)
Expense (benefit) at statutory rate	$(5,834)	$(4,235)
State and other taxes, net of federal tax benefit	(984)	(624)
Items not deductible	86	93
Nondeductible impairment charge	—	1,156
Effect of change to apportioned state rates	(82)	(5)
Foreign taxes	—	1
Valuation allowances	6,060	—
Other	195	98

Income tax benefit	$(559)	$(3,516)

As of December 29, 2007, the Company had approximately $2.7 million of net operating loss carry forwards available for federal tax purposes which begins to expire in 2027. As of December 29, 2007, the Company also had approximately $6.1 million of net operating loss carry forwards for California and $9.0 million of net operating loss carry forwards on a pre-apportionment basis for Maine. These net operating losses begin to expire in 2016. As of December 29, 2007, the Company had approximately $80,000 of Alternative Minimum Tax Credit carry forward which does not expire. Additionally, as of December 29, 2007, the Company has $3.2 million of capital loss carry forwards remaining from the pre-tax loss on the sale of Altama. These loss carry forwards will expire in 2012 and may only be utilized against future capital gains.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the Company’s deferred income tax assets (liabilities) as of December 29, 2007 and December 30, 2006 are as follows:

	2007
	Current	Non-current
	( In thousands)
ASSETS
Non-deductible bad debt reserves	$367	$—
UNICAP	252	—
Amortization	—	2,894
Other accruals	845	374
Capital loss carry forward	—	1,172
Net operating loss carry forwards	—	1,676
Alternative minimum tax credit carry forward	—	80

LIABILITIES
Pension	(121)	—
Depreciation	—	(268)
Purchased intangibles	—	(21)

Deferred income tax asset (liability)	1,343	5,907
Valuation allowances	(1,343)	(5,928)

Deferred income tax asset (liability)	$—	$(21)

The company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income. As a result of this analysis of all available evidence, both positive and negative, management does not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the net deferred tax asset of $7.3 million at December 29, 2007, has been fully offset by a valuation allowance.

	2006
	Current	Non-current
	(In thousands)
ASSETS
Non-deductible bad debt reserves	$480	$—
UNICAP	237	—
Other accruals	392	908
Net operating loss carry forwards	—	223

LIABILITIES
Pension	(240)	—
Depreciation	—	(322)
Purchased intangibles	—	(235)
Other accruals	(27)	(34)

Deferred income tax asset (liability), net	$842	$540

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

	2007	2006
	( In thousands)
Selling, general and administrative	$107	$151

Pre-tax stock-based compensation expense	107	151
Income tax benefit	(7)	(23)

Total stock-based compensation expense	$100	$128

The fair value of stock options at the date of grant was estimated using the Black-Scholes option pricing model. The expected life of employee stock options was determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate was based on the U.S. Treasury constant maturity for the expected life of the stock option. Expected volatility was based on the historical volatilities of the Company’s common stock.

The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at December 29, 2007 is $38,000 and the estimated weighted-average period of time over which this cost will be recognized is .5 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits in fiscal 2007 that have been credited to additional paid-in capital.

Options outstanding and exercisable under these arrangements totaled 624,000 as of December 29, 2007, and 582,000 as of December 30, 2006. The Company did not grant stock option awards or modify any outstanding stock options during the fiscal years ended December 29, 2007 or December 30, 2006.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option transactions during fiscal 2006 and fiscal 2007:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding, December 31, 2005	1,163	$7.50
Options granted	—	—
Options exercised	(20)	3.63
Options cancelled	(475)	8.37

Options outstanding , December 30, 2006	668	7.00
Options granted	—	—
Options exercised	—	—
Options cancelled	(24)	6.87

Options outstanding, December 29, 2007	644	$7.01	$—

Options exercisable, December 29, 2007	624	$7.04	$—

The outstanding stock options as of December 29, 2007 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through June 2015.

SFAS No. 123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the fiscal year 2007 were $0, $0 and $0, respectively. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the fiscal year 2006 were $50,000, $0 and $47,000, respectively. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table summarizes information about employee stock options outstanding and exercisable at December 29, 2007.

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding December 29, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 29, 2007	Weighted Average Exercise Price
	(In thousands, except years and exercise price)
$1.73 to $1.78	13	3.4 years	$1.74	13	$1.74
$3.13 to $3.63	139	5.0 years	$3.37	139	$3.37
$4.45 to $5.95	211	6.8 years	$5.71	191	$5.68
$6.77 to $7.05	10	5.9 years	$6.85	10	$6.85
$8.10 to $8.91	168	3.0 years	$8.61	168	$8.61
$11.00 to $11.40	28	6.6 years	$11.00	28	$11.00
$13.33	75	6.4 years	$13.33	75	$13.33

Total	644	5.3 years	$7.01	624	$7.04

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The fair value of each stock option is estimated on the date of the award using the Black-Scholes option pricing model. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date.

In 2005, the Company began issuing Performance Based Stock Rights (“Stock Rights”) which cliff vest based on specifically defined performance criteria and expire generally within a three year period if the performance criteria have not been met. These performance-based stock rights have an exercise price of $0.00. The stock rights that could vest upon achievement of the performance targets at December 29, 2007 totaled 598,000 shares. The outstanding stock rights have an expected life of approximately 2.1 years. The Company will recognize compensation expense based on the fair value of the stock rights upon cliff-vesting. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The Stock Rights cliff-vest based on the achievement of specific mutually agreed criteria and expire within a three year period if the criteria have not been met. The cost relating to the Stock Rights will be recognized at the time the Stock Rights cliff vest. No compensation cost will be recognized for Stock Rights until employees render the requisite service. The Company did not recognize any compensation expense during fiscal 2007 or fiscal 2006 related to these Stock Rights as none have vested.

The following table summarizes performance-based stock rights issued as of December 29, 2007:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 30, 2006	399
Granted	423
Exercised	—
Cancelled	(224)

Stock Rights outstanding December 29, 2007	598	$1,017

In addition to the stock options and stock rights outstanding under the 2001 Plan, the Company has granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of December 29, 2007. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants expire on July 18, 2009 and contain piggyback registration rights that expire seven years from the closing of the offering.

12.    OTHER EXPENSE (INCOME), NET

For the year ended December 29, 2007, other expense (income), net, totaled $451,000 in other expense and consisted primarily of severance costs related to the departure of the Company’s chief financial officer, vice president of sourcing, and a reduction of staff at the Company’s corporate headquarters, which occurred during fiscal 2007. For the year ended December 30, 2006, other expense (income), net, totaled $916,000 in other expense and consisted primarily of severance costs associated with the resignation of the Company’s former chief executive officer and other miscellaneous expenses.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    SEGMENT INFORMATION

For the fiscal year ended December 29, 2007, the Company’s operating segments were classified into three segments: footwear, premium footwear, and accessories. Through the acquisition of Chambers Belt in fiscal 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama Footwear in fiscal the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment.

The footwear segment operation designs, develops and markets various moderately-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers. Beginning January 1, 2006 the Company began selling its footwear and accessories products through its wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent Canadian distributor. For the fiscal years ended December 29, 2007 and December 30, 2006, the Company’s net sales in Canada were $1.8 million and $685,000, respectively.

On July 2, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, and on December 29, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama. The results of the Royal Robbins business, previously included in the footwear and apparel segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the footwear and apparel segment has been renamed as the footwear segment.

Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The following table summarizes net sales to customers by operating segment that are 10% or greater.

	Customer Concentration Summary
	Fiscal Year Ended
	December 29, 2007		December 30, 2006
Premium Footwear:
Tommy Bahama Retail	23%		14%
Nordstrom	*	%	10%
Accessories:
Wal-Mart	63%		56%
K-Mart	*	%	11%

*	Less than 10% for the period presented

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006
	( In thousands)
Net Revenues
Footwear	$28,244	$26,418
Premium Footwear	13,079	19,037
Accessories	41,548	42,021

	$82,871	$87,476

Operating Income (loss)
Footwear	$3,253	$4,620
Premium Footwear	(6,023)	(11,607)
Accessories	(3,478)	2,876
Reconciling Items (1)	(9,502)	(6,883)

	$(15,750)	$(10,994)

Identifiable Assets
Footwear	$12,611	$12,680
Premium Footwear	8,802	7,320
Accessories	19,465	23,792
Discontinued Operations	—	22,795

Goodwill
Footwear	1,950	1,950
Premium Footwear	—	162
Accessories	3,900	7,596
Discontinued Operations	—	11,548

Non-amortizable intangibles
Footwear	—	—
Premium Footwear	50	590
Accessories	290	767
Discontinued Operations	—	10,723
Reconciling Items (2)	20,609	8,049

	$67,677	$107,972

Depreciation and Amortization
Footwear	$100	$70
Premium Footwear	126	182
Accessories	1,036	1,001
Reconciling Items (3)	235	200

	$1,497	$1,453

Capital Expenditures
Footwear	$9	$47
Premium Footwear	34	36
Accessories	190	128
Reconciling Items (3)	117	595

	$350	$806

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents corporate general and administrative expenses and other expense (income) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in other expense during fiscal 2007 is related to increased selling, general and administrative expenses at the corporate level.

(2)	Identifiable assets are comprised of net receivables, net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the three segments and includes cash and other assets.

(3)	Represents capital expenditures and depreciation of our corporate office not utilized by management in determining segment performance.

14.    RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Manager of the Company’s Chambers Belt brand, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of December 29, 2007 and December 30, 2006, there was $0 due to or from the Company and Maquiladora Chambers de Mexico, S.A. During the fiscal years 2007 and 2006, the Company purchased a total of $2.1 million and $1.8 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

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

3)    Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004, (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company, (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc., (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc., (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

3.1	Certificate of Incorporation. (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws. (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation. (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)).*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.4	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674)).*

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated April 11, 2001. (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 10 of Form 8-K dated June 26, 2001 (SEC File No. 000-00774)).*

10.7	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.8	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)).*

10.9	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.10	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.15	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.16	Amended and Restated Credit Facility Agreement dated as of November 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 16, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.17	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.18	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.19	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.21	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.22	Amended and Restated Credit Facility Agreement, Amendment Number 1, dated September 12, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company, (incorporated by reference to Exhibit 10.6 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	Amended and Restated Credit Facility Agreement, Amendment Number 2, dated October 31, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company, (incorporated by reference to Exhibit 10.7 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Standby Letter of Credit dated July 2, 2007, (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Termination Agreement, dated July 3, 2007, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc., (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Employment Agreement, dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor, (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 23, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))* **

10.27	Promissory Note and Pledge Security Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc., (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Security Agreement, dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation, (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Guaranty, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation, (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Guaranty, dated December 29, 2007, between GGC Administration, LLC, Golden Gate Private Equity, Inc. and Phoenix Footwear Group, Inc. , (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Transition Services Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Altama Delta Corporation, (incorporated by reference to Exhibit 10.5 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Jensen Obligations Assignment and Assumption Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation, (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Consent and Termination Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company, (incorporated by reference to Exhibit 10.7 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company, (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	Form of Irrevocable Standby Letter of Credit, (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated February 28, 2008**

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton, LLP

24	Power of Attorney

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott Sporrer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.