Form 10-Q
period 2008-03-29
PHOENIX FOOTWEAR GROUP INC
filed 2008-05-13
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes to Financial Statements	1
Condensed Consolidated Balance Sheets as of March 29, 2008 (unaudited) and December 29, 2007	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three Months Ended March 29, 2008 and March 31, 2007 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 2008 and March 31, 2007 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4T. Controls and Procedures	17
PART II OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 3. Default Upon Senior Securities	17
Item 6. Exhibits	18
Signatures	19

Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes to Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2008 AND DECEMBER 29, 2007

(Unaudited)

(In thousands, except for share data)

	March 29, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$395	$2,355
Restricted cash	3,000	—
Accounts receivable (less allowances of $2,321 and $1,999 in 2008 and 2007, respectively)	17,858	14,323
Inventories (less provision of $1,287 and $2,321 in 2008 and 2007, respectively)	17,911	19,874
Notes receivable	—	13,303
Other current assets	2,094	1,661
Income tax receivable	1,823	2,657

Total current assets	43,081	54,173
PROPERTY, PLANT AND EQUIPMENT, net	2,184	1,996
OTHER ASSETS:
Goodwill	5,850	5,850
Unamortizable intangibles	340	340
Intangible assets, net	5,116	5,268
Other assets, net	50	50

Total other assets	11,356	11,508

TOTAL ASSETS	$56,621	$67,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$12,316	$22,666
Accounts payable	7,865	7,032
Accrued expenses	3,118	3,833
Other current liabilities	1,330	1,467
Income taxes payable	11	444

Total current liabilities	24,640	35,442
OTHER LIABILITIES:
Other long-term liabilities	984	1,127
Deferred income tax liability	21	21

Total other liabilities	1,005	1,148

Total liabilities	25,645	36,590
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,383,000 and 8,383,000 shares issued and outstanding in 2008 and 2007, respectively	84	84
Additional paid-in-capital	46,071	46,161
Accumulated deficit	(12,660)	(12,380)
Accumulated other comprehensive earnings	124	168

	33,619	34,033
Less: Treasury stock at cost, 217,000 and 338,000 shares in 2008 and 2007, respectively	(2,643)	(2,946)

Total stockholders’ equity	30,976	31,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,621	$67,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	$21,998	$21,328
Cost of goods sold	14,107	12,994

Gross profit	7,891	8,334
Operating expenses:
Selling, general and administrative expense	8,540	9,104
Other (income) expense, net	(750)	2

Total operating expenses	7,790	9,106

Operating income (loss)	101	(772)
Interest expense, net	364	347

Loss before income taxes and discontinued operations	(263)	(1,119)
Income tax provision (benefit)	17	(139)

Loss before discontinued operations	(280)	(980)
Earnings from discontinued operations, net of tax	—	1,394

Net (loss) earnings	$(280)	$414

Net (loss) earnings per share:
Basic:
Continuing Operations	$(.03)	$(.12)
Discontinued Operations	—	.17

Net (loss) earnings	$(.03)	$.05

Diluted:
Continuing Operations	$(.03)	$(.12)
Discontinued Operations	—	$.16

Net (loss) earnings	$(.03)	$.05

Weighted average shares outstanding used to calculate per share information:
Basic	8,076,867	7,987,544

Diluted	8,076,867	8,660,415

Net (loss) earnings	$(280)	$414
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended March 29, 2008 and March 31, 2007, respectively	(44)	15

Comprehensive (loss) earnings	$(324)	$429

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(280)	$414
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
(Earnings) loss from discontinued operations	—	(1,394)
Depreciation and amortization	285	369
Net provision for losses on accounts receivable	322	33
Deferred income taxes	—	(97)
Allocation of shares in defined contribution plan	43	133
Share-based compensation	6	35
Debt issuance cost amortization	78	142
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,857)	(1,326)
Inventories, net	1,963	(1,446)
Other current assets	(426)	53
Income taxes receivable	834	—
Increase (decrease) in:
Accounts payable	833	2,765
Accrued expenses	(680)	1,301
Other long-term liabilities	(476)	(134)
Income taxes payable	(433)	64

Net cash (used in) provided by operating activities from continuing operations	(1,788)	912
Net cash used in operating activities from discontinued operations	—	(1,317)

Net cash used in operating activities	(1,788)	(405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(322)	(168)
Change in restricted cash	(3,000)	—
Proceeds from sale of discontinued operations	13,500	—

Net cash provided by (used in) investing activities from continuing operations	10,178	(168)
Net cash used in investing activities from discontinued operations	—	(42)

Net cash provided by (used in) investing activities	10,178	(210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	900	4,600
Repayments of notes payable and line of credit	(11,250)	(2,550)

Net cash (used in) provided by financing activities	(10,350)	2,050

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,960)	1,435
CASH AND CASH EQUIVALENTS — Beginning of period	2,355	752

CASH AND CASH EQUIVALENTS — End of period	$395	$2,187

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$423	$1,117
Income taxes	$492	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature that are necessary for the fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2007. Amounts related to disclosures of December 29, 2007 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three months ended March 29, 2008, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 29, 2008 and December 29, 2007, the Company was not in compliance with the financial covenants under its credit agreement. The Company has not requested a waiver for the respective defaults and is in the process of replacing the existing facility with a new lender. If the Company is not successful in refinancing the existing facility through a new bank it will seek to refinance its debt on new terms with its existing bank. Because of the Company’s current defaults, its current lender can demand immediate repayment of all debt and the bank can foreclose on the Company’s assets. The Company presently has insufficient cash to pay its bank debt in full. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company (“Penobscot”), H.S. Trask & Co. (“H.S. Trask”), Chambers Belt Company (“Chambers”), PXG Canada, Inc. and Phoenix Delaware Acquisition Company d/b/a Tommy Bahama Footwear (“Tommy Bahama”). Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31. The first quarters consisted of the 13 weeks ended March 29, 2008 and March 31, 2007.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the classifications used in fiscal 2008.

2.	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned. The provision for income taxes is based on the current quarter activity of the various legal entities and jurisdictions in which the Company operates. As such, the effective tax rate may vary from the customary relationship between income tax expense/(benefit) and pre-tax accounting income/(loss). The Company’s effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. The Company considers these factors and others, including its history of generating taxable earnings, in assessing its ability to realize deferred tax assets. The effective tax rate for the quarter ended March 29, 2008 was near 0% due to a valuation allowance being placed on the tax effect of the Company’s net operating losses recorded during the period. The effective tax rate for the quarter ended March 31, 2007 was 12.4% due to an increased effect on the annual tax rate from permanent differences.

On December 31, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $253,000, which includes $35,000 of interest and penalties. Of the total gross liability of $253,000, $8,000 related to uncertain tax positions taken in fiscal years resulting from net operating losses in such years, therefore the liability was presented as a reduction of the related deferred tax asset as of the date of adoption. At March 29, 2008 and December 29, 2007, the Company had approximately $181,000 and $178,000, respectively, of net unrecognized tax benefit positions that, if recognized, would affect the effective income tax rate. Due to statute expiration and possible settlement with state authorities, a decrease could occur with respect to this FIN No. 48 reserve of approximately $96,000 during fiscal year 2008.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The liability for accrued interest and penalties as of March 29, 2008 and December 29, 2007, was $63,000 and $57,000, respectively. Interest is computed on the difference between the Company’s uncertain tax benefit positions under FIN No. 48 and the amount deducted or expected to be deducted in the Company’s tax returns.

The company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income. As a result of this analysis of all available evidence, both positive and negative, management does not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the net deferred tax asset of $7.3 million at March 29, 2008 and December 29, 2007, has been fully offset by a valuation allowance.

3.	DISCONTINUED OPERATIONS

On July 2, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, to Kellwood Company (“Kellwood”), a leading marketer of apparel and consumer soft goods headquartered in St. Louis, Missouri and, concurrently, PXG Canada sold certain assets and assigned certain obligations of PXG Canada that related solely to PXG Canada’s business devoted to the purchasing, marketing, distribution and sale of Royal Robbins branded products to Canadian Recreation Products, Inc. (“Canadian Recreation”), a wholly-owned subsidiary of Kellwood.

On December 29, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama, to Tactical Holdings, Inc. (“Tactical”). At closing, the purchase price of $13.5 million was paid through the delivery of a Promissory Note and Pledge Security Agreement. As a result of the closing date working capital review performed by Tactical, the Company recorded a reserve for a working capital adjustment of approximately $197,000 at December 29, 2007, although the final closing date working capital remains subject to post-closing review by Tactical and Phoenix Footwear. As a result, the closing date working capital adjustment may be further adjusted up or down. In addition, Phoenix Footwear and Tactical entered into a $1.5 million Transition Services Agreement for which the Company will provide ongoing administrative and other services through June 2008 to support new management with the operation of the Altama business. Payment in full on the note and the first payment of $750,000 under the Transition Services Agreement was made on February 29, 2008. The sale of Altama generated a pre-tax loss of approximately $7.0 million. The tax benefit generated by the capital loss from the sale of Altama was used to offset the tax obligation generated by the capital gain from the sale of Royal Robbins. The tax benefit realized from the sale of Altama was approximately $7.4 million resulting in a net after tax gain on the sale of approximately $438,000.

The results of the Royal Robbins business, previously included in the footwear segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2007. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24), interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three months ended March 29, 2008 and March 31, 2007, interest expense allocated to discontinued operations was $0 and $1.2 million, respectively.

The following table summarizes the results of the Royal Robbins and Altama businesses for the three months ended March 31, 2007:

Three months ended March 31, 2007
(In thousands)
Net sales	$20,745
Cost of goods sold and operating expenses	18,898

Earnings before income taxes	1,847
Income tax expense	453

Earnings from discontinued operations	$1,394

4.	INVENTORIES

The components of inventories as of March 29, 2008 and December 29, 2007, net of reserves, were:

	March 29, 2008	December 29, 2007
	(In thousands)
Raw materials	$1,289	$1,945
Work in process	530	249
Finished goods	16,092	17,680

	$17,911	$19,874

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and unamortizable intangible assets during the first quarter of fiscal 2008 are as follows:

	Goodwill	Unamortizable Intangibles
	(In thousands)
Balance at December 29, 2007	$5,850	$340

Balance at March 29, 2008	$5,850	$340

The changes in the carrying amounts of amortizable intangible assets during the first quarter of fiscal 2008 are as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)
Balance at December 29, 2007	$7,514	$(2,246)	$5,268
Amortization expense	—	(152)	(152)

Balance at March 29, 2008	$7,514	$(2,398)	$5,116

Changes in amortizable intangibles during the first quarter of fiscal 2008 related to the amortization of intangible assets during the quarter.

Intangible assets consist of the following as of March 29, 2008 and December 29, 2007:

	Useful Life (Years)	March 29, 2008	December 29, 2007
		(In thousands)
Unamortizable:
Trademarks and tradenames	—	$340	$340

Amortizing:
Customer lists	5-20	$5,464	$5,464
Covenant not to compete	2-5	2,025	2,025
Other	5	25	25
Less: Accumulated Amortization		(2,398)	(2,246)

Total		$5,116	$5,268

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 20 years. During the first quarters ended March 29, 2008 and March 31, 2007, aggregate amortization expense was approximately $152,000 and $224,000, respectively.

Amortization expense related to intangible assets at March 29, 2008 in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
Remainder of 2008	$452
2009	596
2010	461
2011	326
2012	258
Thereafter	3,023

Total	$5,116

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

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

In accordance with the modified prospective method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Selling, general and administrative	$6	$35

Pre-tax stock-based compensation expense	6	35
Income tax benefit	—	(5)

Total stock-based compensation expense	$6	$30

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

The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at March 29, 2008 is $2,000 and the estimated weighted-average period of time over which this cost will be recognized is .25 years. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits during the three-month periods ended March 29, 2008 and March 31, 2007 that have been credited to additional paid-in capital.

Options outstanding and exercisable under these arrangements totaled 440,000 as of March 29, 2008, and 624,000 as of December 29, 2007. The Company did not grant stock option awards or modify any outstanding stock options during the three months ended March 29, 2008 or March 31, 2007.

The following table summarizes the stock option transactions during the first quarter of fiscal 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding, December 29, 2007	644	$7.01
Options granted	—	—
Options exercised	—	—
Options cancelled	(201)	6.24

Options outstanding, March 29, 2008	443	$6.95	$2

Options exercisable, March 29, 2008	440	$6.96	$2

The outstanding stock options as of March 29, 2008 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through June 2015.

SFAS No. 123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three month periods ended March 29, 2008 and March 31, 2007 were each $0. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The fair value of each stock option is estimated on the date of the award using the Black-Scholes option pricing model. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date.

In 2005, the Company began issuing Performance Based Stock Rights (“Stock Rights”) which cliff vest based on specifically defined performance criteria and expire generally within a three year period if the performance criteria have not been met. These performance-based stock rights have an exercise price of $0.00. The stock rights that could vest upon achievement of the performance targets at March 29, 2008 totaled 768,000 shares. The outstanding stock rights have an expected life of approximately 2.1 years. The Company will recognize compensation expense based on the fair value of the stock rights upon cliff-vesting. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

The Stock Rights cliff-vest based on the achievement of specific mutually agreed criteria and expire within a three year period if the criteria have not been met. The cost relating to the Stock Rights will be recognized at the time the Stock Rights cliff vest. No compensation cost will be recognized for Stock Rights until employees render the requisite service. The Company did not recognize any compensation expense during the first quarters of fiscal 2008 or fiscal 2007 related to these Stock Rights as none have vested.

The following table summarizes performance-based stock rights issued as of March 29, 2008:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 29, 2007	598
Granted	195
Exercised	—
Cancelled	(25)

Stock Rights outstanding March 29, 2008	768	$1,436

7.	PER SHARE DATA

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

	Three Months Ended
	March 29, 2008	March 31, 2007
	(In thousands, except per share data)
Basic net (loss) earnings per share:
Net (loss) earnings	$(280)	$414

Weighted average common shares outstanding	8,077	7,988

Basic net (loss) earnings per share	$(0.03)	$0.05

Diluted net (loss) earnings per share:
Net (loss) earnings	$(280)	$414
Weighted average common shares outstanding	8,077	7,988
Effect of stock options and performance stock rights outstanding	—	672

Weighted average common and potential common shares outstanding	8,077	8,660

Diluted net (loss) earnings per share	$(0.03)	$0.05

Options and performance stock rights, to purchase shares of common stock which totaled 1.6 million, and 495,000 in the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held zero and approximately 121,000 shares as of March 29, 2008 and March 31, 2007, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, are classified as treasury stock and therefore are not outstanding for the purpose of determining per share earnings until the time that such shares are allocated to employee accounts. This allocation is occurring over a seven-year period which commenced in 2002. During fiscal 2008 and fiscal 2007, approximately 121,000 shares were allocated each year to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of March 29, 2008 and March 31, 2007. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

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

8.	COMMITMENTS AND CONTINGENCIES

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

On September 10, 2007, the Company notified the American Red Cross that it was discontinuing participation under the license agreement between the parties. The Company had entered into the license agreement with American Red Cross in April 2006 to use the Red Cross Emblem in connection with the sales and marketing of footwear. In September 2007, the Company learned of certain litigation, in which the Company has not been named as a party, challenging the power and authority of the American Red Cross to license commercial use of the Red Cross Emblem. As a result of the claims alleged in that litigation, the Company made a decision to discontinue its participation under the license agreement. In response to the Company’s notice, the American Red Cross has demanded payment of the remaining minimum royalty payments which it claims under the license agreement of $362,500, plus interest. Although the Company believes that it has meritorious grounds to discontinue participation under the license agreement without the payment of any minimum royalty payments and intends to vigorously defend against any claims initiated, management cannot predict the outcome of the dispute, therefore the Company has accrued the remaining minimum royalty payments of $362,500 remaining under the license agreement as of March 29, 2008.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 29, 2008, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

The Company was in default of four of its financial covenants as of September 29, 2007, June 30, 2007, March 31, 2007 and December 30, 2006 and was in default of three of its financial covenants as of March 29, 2008 and December 29, 2007 as the covenants have not been revised to reflect the sale of Royal Robbins and Altama. The Company obtained waivers from its bank with respect to its December 30, 2006 and March 31, 2007 defaults. The Company has not requested a waiver for the June 30, 2007, September 29, 2007, December 29, 2007, or March 29, 2008 defaults. Additionally, the Company expects that it will not meet certain of these financial covenants during the remainder of fiscal 2008. The Company has not requested a waiver from these bank violations because the Company is currently negotiating with a new bank to refinance its existing debt. There is no assurance the Company will be able to obtain a new credit facility. All of the Company’s assets are pledged as collateral to secure its debt under its current credit facility and will also be pledged to secure any new credit facility. Therefore, in accordance with FASB Statement No. 78, Classification of Obligations that are Callable by the Creditor, the Company reclassified all of its long-term debt to current at March 29, 2008 and December 29, 2007.

The Company applied the net proceeds from the divestitures completed during fiscal 2007 (other than the amount deposited into escrow) to retire outstanding bank debt. On July 2, 2007, the Company repaid in full the Term A Loan and Term B Loan with the net proceeds from the sale of Royal Robbins. On February 29, 2008, the Company paid down approximately $11.3 million on the Revolver with the net proceeds from the sale of Altama. At March 29, 2008, the available borrowing capacity under the Revolver, net of outstanding letters of credit of $3.2 million, was $5.1 million, and at December 29, 2007, the available borrowing capacity under the Revolver, net of outstanding letters of credit of $3.6 million, was $0.

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

Debt as of March 29, 2008 and December 29, 2007 consisted of the following:

	March 29, 2008	December 29, 2007
	(In thousands)
Term A payable to bank in variable quarterly installments through November 13, 2011, interest payable quarterly at bears an initial rate of LIBOR plus 4.0%	$—	$—	(1)
Term B requires monthly interest only payments and bears an initial interest rate of LIBOR plus 7.0%. The LIBOR margins increase quarterly from 7.00% to 10.00%	—	—
Revolving line of credit to bank; secured by accounts receivable, inventory and equipment; interest payable monthly and bears an initial Prime plus 3.5% (effective rate of 6.0% and 8.0% at March 29, 2008 and December 29, 2007, respectively)	12,316	22,666	(1)

	12,316	22,666
Less: current portion	12,316	22,666

Non-current portion	$—	$—

(1)	The Revolver and Term A bear an initial interest rate of LIBOR plus a margin of 3.5% and 4.0%, respectively, or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for these loans adjust quarterly based the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum (for the Revolver) and 2.25% to 4.00% per annum (for the Term A Loan), and the alternative base rate margins varying from 0% to 0.75% (for the Revolver) and from 0.25% to 1.25% for the Term A Loan.

The aggregate principal payments of notes payable at March 29, 2008 are as follows:

(In thousands)
2008	$12,316
2009	—
2010	—
2011	—
2012	—

Total	$12,316

10.	OTHER (INCOME) EXPENSE, NET

For the quarter ended March 29, 2008, other (income) expense, net, totaled $750,000 in other income and consisted primarily of fees of $750,000 that the Company received from Tactical in accordance with the Transition Services Agreement for providing ongoing administrative and other services to the new management of Altama subsequent to the sale of the business in fiscal 2007. For the quarter ended March 31, 2007, other (income) expense, net, totaled $2,000 in other expense.

11.	SEGMENT INFORMATION

For the quarter ended March 29, 2008, the Company’s operating segments were classified into three segments: footwear, premium footwear, and accessories. Through the acquisition of Chambers Belt in fiscal 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama Footwear in fiscal 2005, the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment.

The footwear segment operation designs, develops and markets various moderately-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers. Beginning January 1, 2006 the Company began selling its footwear and accessories products through its wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent Canadian distributor. For the first quarters ended March 29, 2008 and March 31, 2007, the Company’s net sales in Canada were $780,000 and $422,000, respectively.

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

The following table summarizes net sales to customers by operating segment that are 10% or greater.

	Customer Concentration Summary
	Three Months Ended
	March 29, 2008	March 31, 2007
Premium Footwear:
Nordstrom	22%	* %
Tommy Bahama Retail	17%	26%
Accessories:
Wal-Mart	68%	66%

*	Less than 10% for the period presented

Net sales and operating income (loss) for the first quarters ended March 29, 2008 and March 31, 2007 are as follows:

	Three Months Ended March 29, 2008	Three Months Ended March 31, 2007
	(In thousands)
Net Sales
Footwear	$8,178	$7,939
Premium Footwear	4,149	3,215
Accessories	9,671	10,174

	$21,998	$21,328

Operating Income (Loss)
Footwear	$1,411	$1,849
Premium Footwear	(268)	(984)
Accessories	326	793
Reconciling Items (1)	(1,368)	(2,430)

	$101	$(772)

(1)	Represents corporate general and administrative expenses and other expense (income) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The decrease in these expenses during the first quarter of fiscal 2008 is related to decreased selling, general and administrative expenses at the corporate level, in addition to $750,000 in other income which was recorded during the first quarter of fiscal 2008 related to the Transition Services Agreement which provides for ongoing administrative and other services for the operating of the Altama business post-closing.

12.	RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers Belt brand, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of March 29, 2008 and March 31, 2007, there was $0 due to or from the Company and Maquiladora Chambers de Mexico, S.A. During the three months ended March 29, 2008 and March 31, 2007, the Company purchased a total of $456,000 and $492,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of fiscal 2008. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS 157 for such items and does not anticipate that full adoption in fiscal 2009 will impact the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Liabilities – Including an Amendment to FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on December 30, 2007. The adoption of SFAS 159 did not have an impact on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements contained in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and the related notes and the other financial information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 29, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” below.

Our annual accounting period ends on the Saturday nearest to December 31. References to our “fiscal 2006” refer to our fiscal year ended December 30, 2006, references to our “fiscal 2007” refer to our fiscal year ending December 29, 2007, and references to our “fiscal 2008” refer to our fiscal year ending January 3, 2009.

Overview

We design, develop and market men’s and women’s footwear, belts, and accessories. The brands we own are Trotters®, SoftWalk®, and H.S. Trask®, while our licenses include Tommy Bahama, Wranglers and Riders.

Since 2000, we have developed and refined our portfolio of brands through a series of acquisitions and divestitures, including two divestitures during fiscal 2007.

Our operations are comprised of three reportable segments: footwear, premium footwear, and accessories.

Our footwear segment includes our Trotter and SoftWalk brands. By emphasizing traditional style, quality and fit in this segment, we believe we can better maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashion trends and consumer preferences. A significant number of these product styles carry over from year-to-year. In addition, our design and product development teams seek to create and introduce new products and styles that complement these longstanding core products and are consistent with our brand positioning.

Our premium footwear segment consists of H.S. Trask and Tommy Bahama and emphasizes unique leathers, and exceptional quality and comfort. Tommy Bahama® is a premier lifestyle brand for which we have the license to market footwear, hosiery and accessories.

In our accessories segment, we sell predominately products which are licensed. These exclusive license agreements include “Wrangler Hero®,” “Timber Creek® by Wrangler®,” “Wrangler Jeans Co.®,” “Wrangler Outdoor Gear®,” “Wrangler®,” “Wrangler Rugged Wear®,” “20X®” and “Twenty X®”. The products are designed based on its each brand’s respective lifestyle and price point.

During fiscal 2007, in an effort to enhance shareholder value, improve working capital, and focus on our core brands, we sold our Royal Robbins and Altama divisions. The divestiture of these businesses generated combined gross proceeds of $53.0 million and an after-tax gain of approximately $14.7 million. We have reported the results of our Royal Robbins and Altama businesses as discontinued operations for all current and prior periods presented, pursuant to SFAS No. 144, Accounting for the Disposal of Long-Lived Assets.

On July 2, 2007, we sold our Royal Robbins division to Kellwood for a net cash purchase price of $37.2 million, with a resulting gain, net of tax, of $14.3 million. As part of the transaction, we caused a $3.0 million standby letter of credit to be issued by our bank for Kellwood’s benefit to partially fund indemnification payments. We are required to maintain the $3.0 million standby letter of credit for 18 months following the closing, subject to reduction on the first anniversary of the closing to an amount equal to the greater of $1.5 million or the amount of all unresolved indemnification claims made by Kellwood, if any.

On December 29, 2007, we sold all of the outstanding capital stock of our wholly-owned subsidiary, Altama, to Tactical. At closing, the gross purchase price of $13.5 million was paid through the delivery of a Promissory Note and Pledge Security Agreement which was paid in its entirety with principal and interest on February 29, 2008. Pursuant to the acquisition terms, $3.0 million of this payment was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical. As a result of the closing date working capital review performed by Tactical, we recorded a reserve for a working capital adjustment of approximately $197,000 at March 29, 2008 and December 29, 2007, although the final closing date working capital remains subject to post-closing review by Tactical and Phoenix Footwear. As a result, the closing date working capital adjustment may be further adjusted up or down. Prior to any working capital adjustment, the sale resulted in a gain, net of tax of $438,000. The tax benefit included in this amount was approximately $7.4 million. In addition to the aggregate cash consideration, we entered into a Transition Services Agreement with Tactical providing for total payments to us in 2008 of $1.5 million in consideration for providing ongoing administrative and other services for the operation of the Altama business post-closing.

We used the net proceeds from both the Royal Robbins and Altama sale (other than the amount deposited into escrow) to retire outstanding bank debt. As of March 29, 2008, we had $12.3 million of bank debt outstanding under our revolving line of credit and $3.0 million in restricted cash. We are currently negotiating with a new bank to establish a replacement revolving credit facility to refinance our remaining bank debt.

Results of Operations

The following table sets forth selected consolidated operating results for each of the quarterly periods indicated, presented as a percentage of net sales.

Fiscal Quarter Ended March 29, 2008 Compared to Fiscal Quarter Ended March 31, 2007

	Three Months Ended
	March 29, 2008		March 31, 2007		Increase (Decrease)
	(In thousands)
Net sales	$21,998	100%	$21,328	100%	$670	3%
Cost of goods sold(1)	14,107	64%	12,994	61%	1,113	9%

Gross profit	7,891	36%	8,334	39%	(443)	(5%)
Operating expenses:
Selling, general and administrative expense	8,540	39%	9,104	43%	(564)	(6%)
Other (income) expenses, net	(750)	(3%)	2	—%	(752)	* %

Total operating expenses	7,790	36%	9,106	43%	(1,316)	(14%)

Operating income (loss)	101	—%	(772)	(4)%	873	* %
Interest expense	364	1%	347	1%	17	5%

Loss before income taxes and discontinued operations	(263)	(1)%	(1,119)	(5)%	856	(76%)
Income tax expense (benefit)	17	—%	(139)	—%	156	* %

Loss before discontinued operations	(280)	(1)%	(980)	(5)%	700	(71%)
Earnings from discontinued operations	—	—%	1,394	7%	(1,394)	* %

Net loss (income)	$(280)	(1)%	$414	2%	$(694)	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales for the first quarter of fiscal 2008 increased 3% to $22.0 million compared to $21.3 million in net sales from continuing operations for the first quarter of fiscal 2007. Our premium footwear and footwear segments grew by 29% and 3% respectively, while our accessories segment decreased by 5%, largely as a result of a challenging retail environment during the current fiscal quarter.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit for the first quarter of fiscal 2008 decreased to $7.9 million compared to $8.3 million from continuing operations for the comparable prior year period. Gross margin decreased to 36% compared to 39% in the prior year period. The decrease in our gross margin was primarily due to an increase in sales incentives and allowances. Additionally, royalty fees increased as a percent of sales due to minimum royalties associated with the Tommy Bahama Footwear brand and due to an increase in sales mix of licensed products in the accessories segment.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative expenses, or SG&A, were $8.5 million, or 39% of net sales for the first quarter of fiscal 2008 compared to $9.1 million or 43% of net sales from continuing operations for the first quarter of fiscal 2007. The decrease in SG&A expenses in the first quarter of fiscal 2008 is primarily attributable to savings related to headcount reductions and decreased spending on consulting costs and brand expenses.

Consolidated “Other (income) expense, net” was $750,000 in net income for the first quarter of fiscal 2008, compared to $2,000 in net expense for the first quarter of fiscal 2007. The fiscal 2008 income consisted primarily of $750,000 received from Tactical Holdings, Inc, in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense from continuing operations for the first quarter of fiscal 2008 was $364,000 compared to $347,000 for the first quarter of fiscal 2007. Interest expense from continuing operations for the first quarter of fiscal 2008 was higher than the first quarter of fiscal 2007 due to a higher debt balance outstanding for two months of the quarter while we carried a Note Receivable related to the sale of the Altama business which occurred at the end of fiscal 2007.

Consolidated Income Tax Provision from Continuing Operations

We record a provision for income taxes based on the current quarter activity of the various legal entities and jurisdictions in which we operate. As such, the effective tax rate may vary from the customary relationship between income tax expense/(benefit) and pre-tax accounting income/(loss). Our effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. We consider these factors and others, including our history of generating taxable earnings, in assessing our ability to realize deferred tax assets.

The effective tax rate for the quarter ended March 29, 2008 was near 0% due to a valuation allowance being placed on the tax effect of our net operating losses recorded during the period. The effective tax rate for the quarter ended March 31, 2007 was 12.4% due to an increased effect on the annual tax rate from permanent differences.

Consolidated Net Loss from Continuing Operations

Our net loss from continuing operations for the first quarter of fiscal 2008 was $280,000 compared to a net loss from continuing operations of $980,000 for the first quarter of fiscal 2007. Our net loss per basic share from continuing operations was $0.03 for fiscal 2008 compared to $0.12 net loss per basic share from continuing operations for fiscal 2007. Weighted-average basic shares outstanding for fiscal 2008 and fiscal 2007 were 8.1 million and 8.0 million, respectively.

Net Earnings from Discontinued Operations

For the first quarter of fiscal 2007, net income from discontinued operations was $1.4 million, or $0.16 net income per diluted share.

Footwear

Net Sales

Net sales for the first quarter of fiscal 2008 were $8.2 million compared to $7.9 million for the first quarter of fiscal 2007, representing a 3% increase. The increase in net sales was primarily attributable to increased market penetration. This increase is net of $136,000 in sales for the first quarter of fiscal 2007 under a license with the American Red Cross. We ceased production and marketing of this product line in fiscal 2007 and will have no additional sales of this product in future periods.

Gross Profit

Gross profit for the first quarter of fiscal 2008 decreased to $3.5 million compared to $3.7 million for the prior fiscal quarter. Gross margins were 43% compared to 47% for the first quarter of fiscal 2007. The decrease in gross margin is primarily due to an increase in sales incentives and allowances in response to a difficult economic environment.

Operating Expenses

SG&A expenses were $2.1 million, or 26% of net sales, for the first quarter of fiscal 2008 compared to $1.8 million or 23% of net sales for the first quarter of fiscal 2007. The increase in SG&A expenses in fiscal 2008 is primarily attributable to higher absorption of corporate shared services post divestiture of our Royal Robbins and Altama business units.

Premium Footwear

Net Sales

Net sales for the first quarter of fiscal 2008 were $4.1 million compared to $3.2 million for the first quarter of fiscal 2007, representing a 29% increase. This increase is primarily attributable to the re-launch of our Tommy Bahama brand during fiscal 2007.

Gross Profit

Gross profit for the first quarter of fiscal 2008 increased to $1.5 million from $1.3 million for the first quarter of fiscal 2007. Gross margin decreased to 36% from 40% for the first quarter of fiscal 2007. The decrease in gross margin is primarily due to minimum royalty payments due under our Tommy Bahama license agreement which were not required until the second quarter of fiscal 2007.

Operating Expenses

SG&A expenses were $1.7 million, or 42% of net sales, for the first quarter of fiscal 2008 compared to $2.2 million, or 70% of net sales, for the first quarter of fiscal 2007. SG&A expenses decreased $497,000, or 22% from fiscal 2007 primarily due to investments in the redesign and development of product for our Tommy Bahama Footwear brand during fiscal 2007. The decrease in SG&A expenses in fiscal 2008 was slightly offset by higher absorption of corporate shared services post divestiture of our Royal Robbins and Altama business units.

Accessories Business

Net Sales

Net sales for the first quarter of fiscal 2008 were $9.7 million compared to $10.2 million for the first quarter of fiscal 2007, a 5% decrease. The decrease in net sales during fiscal 2008 is primarily due to lower demand experienced in a difficult economic environment.

Gross Profit

Gross profit for the first quarter of fiscal 2008 was $2.9 million, or 30% of net sales, compared to $3.4 million or 33% of net sales for the first quarter of fiscal 2007. The decrease in gross margin is primarily due to sales pricing pressures experienced in a difficult economic environment combined with a higher sales mix of licensed product which resulted in higher royalties as a percent of sales.

Operating Expenses

SG&A expenses for the first quarter of fiscal 2008 totaled $2.4 million, or 25% of net sales, compared to $2.4 million, or 23% of net sales for the first quarter of fiscal 2007. Lower sales expenses on a lower volume of sales were offset by higher absorption of corporate shared services post divestiture of our Royal Robbins and Altama business units.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. Our independent registered public accounting firm, Grant Thornton LLP, issued a report, dated April 11, 2008, on our consolidated financial statements as of December 29, 2007 that included an explanatory paragraph referring to our inability to meet the financial covenants under our bank credit agreement raised substantial doubt about our ability to continue as a going concern.

We were in default of four of our financial covenants as of September 29, 2007, June 30, 2007, March 31, 2007 and December 30, 2006 and were in default of three of our financial covenants as of March 29, 2008 and December 29, 2007 as the covenants have not been revised to reflect the sale of Royal Robbins and Altama. We obtained waivers from our bank with respect to our December 30, 2006 and March 31, 2007 defaults. We have not requested a waiver for the June 30, 2007, September 29, 2007, December 29, 2007, or March 29, 2008 defaults. Additionally, we expect that we will not meet certain of these financial covenants during the remainder of fiscal 2008. We have not requested a waiver from these bank violations because we are currently negotiating with a new bank to refinance our existing debt. There is no assurance we will be able to obtain a new credit facility. All of our assets are pledged as collateral to secure our debt under our current credit facility and will also be pledged to secure any new credit facility.

We applied the net proceeds from the divestitures completed during fiscal 2007 (other than the amount deposited into escrow) to retire outstanding bank debt. On July 2, 2007, we repaid in full the Term A Loan and Term B Loan with the net proceeds from the sale of Royal Robbins. During the first quarter of fiscal 2008, we were paid in full for the $13.5 million Promissory Note received from the sale of Altama. These proceeds, net of $3.0 million deposited into escrow, were used to retire amounts outstanding under the revolving line of credit.

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

Working Capital

Working capital at the end of the first quarter of fiscal 2008 of $18.4 million reflects current assets of $43.0 million in excess of current liabilities of $24.6 million, compared to approximately $18.7 million of working capital at the end of fiscal 2007. Excluding the effects of long term debt reclassification, our working capital would have been approximately $30.8 million for the first quarter of fiscal 2008 and $41.4 million for the end of fiscal 2007.

Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt), was 3.5 at March 29, 2008, compared to 4.2 at December 29, 2007. Current assets at the end of the first quarter of fiscal 2008 decreased $11.1 million from the end of fiscal 2007. Accounts receivable days sales outstanding from continuing operations was 77 days at the end of the first quarter of fiscal 2008 compared to 77 days for the prior year comparable period.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

Changes in Cash Flow

The following table sets forth our change in cash flow:

	Three months ended
	March 29, 2008	March 31, 2007
	(In thousands)
Cash used in Operating Activities	$(1,788)	$(405)
Cash provided by (used in) Investing Activities	10,178	(210)
Cash (used in) provided by Financing Activities	(10,350)	2,050

Net (Decrease) Increase in Cash	$(1,960)	$1,435

Cash Flows Used in Operations: During the first three months of fiscal 2008 our net cash used in operating activities was $1.8 million compared to $405,000 net cash used in operating activities during the comparable period of fiscal 2007. The increase in net cash used in operating activities during fiscal 2008, compared to fiscal 2007, was primarily due to a $3.9 million increase in the gross accounts receivable balance that occurred during the first quarter of fiscal 2008 in addition to smaller increases in accounts payable during fiscal 2008, compared to the first quarter of fiscal 2007. Inventories decreased $2.0 million due principally to a decrease in inventory across all brands due to selling off the large build-up of inventory that occurred late in fiscal 2007. The use of cash in operations in the first quarter of each fiscal year is consistent with the seasonal nature of our business when we typically experience increased sales with payment terms that extend into our second quarter.

Cash Flows Provided by (Used in) Investing Activities: In the first quarter of fiscal 2008, our cash provided by investing activities totaled $10.2 million compared to cash used in investing activities totaling $210,000 in the comparable period of fiscal 2007. During fiscal 2008, net cash provided by investing activities was primarily a result of the net proceeds received from the sale of Altama, offset by $3.0 million in restricted cash and $322,000 in capital expenditures related to an upgrade to our ERP system. During the comparable period of fiscal 2007, cash used in investing activities was for improvements at our manufacturing facility, enhancement of our e-commerce platform and expenditures incurred in the integration of our operations across all brands.

For the remainder of fiscal 2008, we anticipate capital expenditures of approximately $923,000 that will consist generally of an upgrade to our ERP system, further development of an e-commerce platform for our brands and investment in new machinery and equipment for our manufacturing facility to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2008 may differ from this estimate, due to, among other things, unforeseen needs to replace existing assets.

Cash Flows (Used in) Provided by Financing Activities: For the first quarter of fiscal 2008, our net cash used in financing activities was $10.4 million compared to $2.1 million net cash provided by financing activities for the first quarter of fiscal 2007. The net cash used in fiscal 2008 was due to the repayment of amounts due on our line of credit, primarily made with the proceeds from the sale of Altama which occurred during fiscal 2007, but for which the cash from the sale was received during fiscal 2008. The cash provided by financing activities during the first quarter of fiscal 2007 was due to borrowings made on our revolving line of credit, partially offset by notes payable payments made during the quarter.

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

Critical Accounting Policies

As of March 29, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 29, 2007.

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” below and in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

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

Item 4T.	Controls and Procedures

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

Based on management’s evaluation as of the end of the period covered by its Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by its Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 29, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2008 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2007 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). As of March 29, 2008, our risk factors have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007.

Item 3.	Default Upon Senior Securities

We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants during fiscal 2007 and at March 29, 2008 under our amended and restated credit facility agreement with M&T Bank. The financial covenants under this facility were established while we owned Royal Robbins and Altama and have not been revised since we sold those brands. We applied the net proceeds from these sales to the repayment of our terms loans and a reduction in our revolving credit loans. In addition, we have implemented and are implementing initiatives to reduce working capital requirements for our business. As a result, our reported financial position has improved significantly since March 31, 2007. We have not requested a waiver from our most recent violations because we are currently negotiating with a new bank to refinance our existing debt with improved financing rates and financial covenants to align the facility with our reduced funding needs and increased borrowing capacity. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. There can be no assurance when, or if, a new facility, amendment, or waiver will be provided. If a refinancing cannot be successfully concluded, or if we have a future default of the financial covenants, the payment of the bank debt could be demanded immediately by the lender. If such demand were made, we currently have insufficient cash to immediately pay our bank debt in full.

Item 6.	Exhibits

10.1	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated February 28, 2008 (incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for Phoenix Footwear Group, Inc., dated April 14, 2008 (SEC File No. 001-31309))

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott Sporrer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/s/ CATHY B. TAYLOR
Cathy B. Taylor
President and Chief Executive Officer

By:	/s/ SCOTT SPORRER
Scott Sporrer
Interim Chief Financial Officer

Date: May 13, 2008

EXHIBIT INDEX

10.1	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated February 28, 2008 (incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for Phoenix Footwear Group, Inc., dated April 14, 2008 (SEC File No. 001-31309))

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott Sporrer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002