Form 10-Q
period 2008-06-28
PHOENIX FOOTWEAR GROUP INC
filed 2008-08-12
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2008
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Notes to Financial Statements	1
Condensed Consolidated Balance Sheets as of June 28, 2008 (unaudited) and December 29, 2007	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three and Six Months Ended June 28, 2008 and June 30, 2007 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2008 and June 30, 2007 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4T. Controls and Procedures	19
PART II OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 3. Default Upon Senior Securities	20
Item 6. Exhibits	20
Signatures	21

Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes to Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2008 AND DECEMBER 29, 2007

(In thousands, except for share data)

	(Unaudited) June 28, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,085	$2,355
Restricted cash	3,000	—
Accounts receivable (less allowances of $1,239 and $1,999 in 2008 and 2007, respectively)	13,888	14,323
Inventories (less provision of $1,623 and $2,321 in 2008 and 2007, respectively)	17,679	19,874
Notes receivable	—	13,303
Other current assets	1,619	1,661
Income tax receivable	542	2,657

Total current assets	37,813	54,173
PROPERTY, PLANT AND EQUIPMENT, net	2,258	1,996
OTHER ASSETS:
Goodwill	5,850	5,850
Unamortizable intangibles	340	340
Intangible assets, net	4,963	5,268
Other assets, net	113	50

Total other assets	11,266	11,508

TOTAL ASSETS	$51,337	$67,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$11,071	$22,666
Accounts payable	6,372	7,032
Accrued expenses	3,090	3,833
Other current liabilities	1,090	1,467
Income taxes payable	10	444

Total current liabilities	21,633	35,442
OTHER LIABILITIES:
Other long-term liabilities	835	1,127
Deferred income tax liability	21	21

Total other liabilities	856	1,148

Total liabilities	22,489	36,590
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,383,000 and 8,383,000 shares issued and outstanding in 2008 and 2007, respectively	84	84
Additional paid-in-capital	46,072	46,161
Accumulated deficit	(14,819)	(12,380)
Accumulated other comprehensive earnings	154	168

	31,491	34,033
Less: Treasury stock at cost, 217,000 and 338,000 shares in 2008 and 2007, respectively	(2,643)	(2,946)

Total stockholders’ equity	28,848	31,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,337	$67,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$17,924	$19,815	$39,922	$41,143
Cost of goods sold	11,811	13,146	25,918	26,140

Gross profit	6,113	6,669	14,004	15,003
Operating expenses:
Selling, general and administrative expense	8,223	8,081	16,763	17,185
Other (income) expense, net	(750)	—	(1,500)	2

Total operating expenses	7,473	8,081	15,263	17,187

Operating loss	(1,360)	(1,412)	(1,259)	(2,184)
Interest expense, net	859	319	1,223	666

Loss before income taxes and discontinued operations	(2,219)	(1,731)	(2,482)	(2,850)
Income tax provision (benefit)	21	(685)	38	(824)

Loss before discontinued operations	(2,240)	(1,046)	(2,520)	(2,026)
Earnings from discontinued operations, net of tax (Note 3)	81	117	81	1,511

Net loss	$(2,159)	$(929)	$(2,439)	$(515)

NET LOSS PER SHARE (Note 7)
Basic:
Continuing Operations	$(.27)	$(.13)	$(.31)	$(.25)
Discontinued Operations	.01	.01	.01	.19

Net loss	$(.26)	$(.12)	$(.30)	$(.06)

Diluted:
Continuing Operations	$(.27)	$(.13)	$(.31)	$(.25)
Discontinued Operations	.01	.01	.01	.19

Net loss	$(.26)	$(.12)	$(.30)	$(.06)

Weighted average shares outstanding used to calculate per share information:
Basic	8,166,191	8,044,871	8,120,863	8,016,207

Diluted	8,166,191	8,044,871	8,120,863	8,016,207

Net loss	$(2,159)	$(929)	$(2,439)	$(515)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 and $0 and $0 for the three and six months ended June 28, 2008 and June 30, 2007, respectively	30	138	(14)	153

Comprehensive loss	$(2,129)	$(791)	$(2,453)	$(362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,439)	$(515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Earnings from discontinued operations	(81)	(1,511)
Depreciation and amortization	574	747
Net provision for losses on accounts receivable	(760)	(95)
Deferred income taxes	—	(652)
Allocation of shares in defined contribution plan	86	267
Share-based compensation	8	62
Debt issuance cost amortization	767	284
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,195	749
Inventories, net	2,195	(1,313)
Other current assets	(626)	(373)
Other non-current assets	(4)	—
Income taxes receivable	2,115	(363)
Increase (decrease) in:
Accounts payable	(660)	(1,520)
Accrued expenses	(708)	1,726
Other long-term liabilities	(865)	(272)
Income taxes payable	(434)	122

Net cash provided by (used in) operating activities from continuing operations	363	(2,657)
Net cash provided by operating activities from discontinued operations	81	5,983

Net cash provided by operating activities	444	3,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(530)	(211)
Change in restricted cash	(3,000)	—
Proceeds from sale of discontinued operations	13,500	—

Net cash provided by (used in) investing activities from continuing operations	9,970	(211)
Net cash used in investing activities from discontinued operations	—	(104)

Net cash provided by (used in) investing activities	9,970	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	18,120	6,350
Repayments of notes payable and line of credit	(29,715)	(9,150)
Debt issuance costs	(89)	—

Net cash used in financing activities	(11,684)	(2,800)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,270)	211
CASH AND CASH EQUIVALENTS — Beginning of period	2,355	752

CASH AND CASH EQUIVALENTS — End of period	$1,085	$963

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the period for:
Interest	$611	$1,963

Income taxes	$502	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature that are necessary for the fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2007. Amounts related to disclosures of December 29, 2007 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three and six months ended June 28, 2008, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 29, 2007, the Company was not in compliance with the financial covenants under its credit agreement. The Company did not request a waiver for the respective default as it was in the process of replacing the existing facility with a new lender. In June 2008, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The Company believes the financial covenants in its new facility better reflect the Company’s balance sheet improvements over the past fiscal year and current financial condition. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company (“Penobscot”), H.S. Trask & Co. (“H.S. Trask”), Chambers Belt Company (“Chambers”), PXG Canada, Inc. and Phoenix Delaware Acquisition Company d/b/a Tommy Bahama Footwear (“Tommy Bahama”). All intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31. The second quarters consisted of the 13 weeks ended June 28, 2008 and June 30, 2007.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the classifications used in fiscal 2008. These classifications have no effect on the reported net loss.

2.	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned. The provision for income taxes is based on the current quarter activity of the various legal entities and jurisdictions in which the Company operates. As such, the effective tax rate may vary from the customary relationship between income tax expense/(benefit) and pre-tax accounting income/(loss). The Company’s effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. The Company considers these factors and others, including its history of generating taxable earnings, in assessing its ability to realize deferred tax assets. The effective tax rate for the quarter ended June 28, 2008 was near 0% due to a valuation allowance being placed on the tax effect of the Company’s net operating losses recorded during the period. The effective tax rate for the quarter ended June 30, 2007 was 40% due to an increased effect on the annual tax rate from permanent differences.

On December 31, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $253,000, which includes $35,000 of interest and penalties. Of the total gross liability of $253,000, $8,000 related to uncertain tax positions taken in prior fiscal years resulting from net operating losses in such years, therefore the liability was presented as a reduction of the related deferred tax asset as of the date of adoption. At June 28, 2008 and December 29, 2007, the Company had approximately $181,000 and $178,000, respectively, of net unrecognized tax benefit positions that, if recognized, would affect the effective income tax rate. Due to statute expiration and possible settlement with state authorities, a decrease could occur with respect to this FIN No. 48 reserve of approximately $96,000 during fiscal year 2008.

The Company is subject to taxation in the U.S., Canada and various state tax jurisdictions. For federal tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations; however, certain states may keep their statute open for six to ten years. Generally, the Company’s tax years from 2006 are subject to examination by Canadian tax authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. The liability for accrued interest and penalties as of June 28, 2008 and December 29, 2007, was $63,000 and $57,000, respectively. Interest is computed on the difference between the Company’s uncertain tax benefit positions under FIN No. 48 and the amount deducted or expected to be deducted in the Company’s tax returns.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income. As a result of this analysis of all available evidence, both positive and negative, management does not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the net deferred tax asset of $7.3 million at June 28, 2008 and December 29, 2007, has been fully offset by a valuation allowance.

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

On December 29, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama, to Tactical Holdings, Inc. (“Tactical”). At closing, the purchase price of $13.5 million was paid through the delivery of a promissory note and pledge security agreement. As a result of the closing date working capital review performed by Tactical, the Company recorded a reserve for a working capital adjustment of approximately $197,000 at December 29, 2007. Based on the results of the post-closing review, the closing date working capital adjustment was adjusted down by approximately $81,000, to $116,000. Subsequent to the final working capital adjustment, the sale resulted in a gain, net of tax of $519,000. In addition, Phoenix Footwear and Tactical entered into a $1.5 million Transition Services Agreement for which the Company provided ongoing administrative and other services through June 2008 to support new management with the operation of the Altama business. Payment in full on the note and the first payment of $750,000 under the Transition Services Agreement was made on February 29, 2008. Pursuant to the acquisition terms, $3.0 million of this payment was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical and is recorded as Restricted Cash as of June 28, 2008. An additional payment of $500,000 under the Transition Services Agreement was made on April 1, 2008 and the remaining payment of $250,000 was made on July 1, 2008. The sale of Altama generated a pre-tax loss of approximately $6.9 million. The tax benefit generated by the capital loss from the sale of Altama was used to offset the tax obligation generated by the capital gain from the sale of Royal Robbins. The tax benefit realized from the sale of Altama was approximately $7.4 million resulting in a net after tax gain on the sale of approximately $519,000.

The results of the Royal Robbins business, previously included in the footwear segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2007. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24), interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three and six months ended June 28, 2008, interest expense allocated to discontinued operations was $0. During the three and six months ended June 30, 2007, interest expense allocated to discontinued operations was $1.2 million and $2.4 million, respectively.

The following table summarizes the results of the Royal Robbins and Altama businesses for the three and six months ended June 30, 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007
	(In thousands)
Net sales	$11,726	$32,472
Cost of goods sold and operating expenses	11,736	30,635

(Loss) earnings before income taxes	(10)	1,837
Income tax (benefit) expense	(127)	326

Earnings from discontinued operations	$117	$1,511

4.	INVENTORIES

The components of inventories as of June 28, 2008 and December 29, 2007, net of reserves, were:

	June 28, 2008	December 29, 2007
	(In thousands)
Raw materials	$1,507	$1,945
Work in process	531	249
Finished goods	15,641	17,680

	$17,679	$19,874

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and unamortizable intangible assets during the first two quarters of fiscal 2008 are as follows:

	Goodwill	Unamortizable Intangibles
	(In thousands)
Balance at December 29, 2007	$5,850	$340

Balance at June 28, 2008	$5,850	$340

The changes in the carrying amounts of amortizable intangible assets during the first two quarters of fiscal 2008 are as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)
Balance at December 29, 2007	$7,514	$(2,246)	$5,268
Amortization expense	—	(305)	(305)

Balance at June 28, 2008	$7,514	$(2,551)	$4,963

Changes in amortizable intangibles during the first two quarters of fiscal 2008 relate to the amortization of intangible assets during the quarter.

Intangible assets consist of the following as of June 28, 2008 and December 29, 2007:

	Useful Life (Years)	June 28, 2008	December 29, 2007
		(In thousands)
Unamortizable:
Trademarks and tradenames	—	$340	$340

Amortizing:
Customer lists	5-20	$5,464	$5,464
Covenant not to compete	2-5	2,025	2,025
Other	5	25	25
Less: Accumulated Amortization		(2,551)	(2,246)

Total		$4,963	$5,268

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 20 years. During the three and six months ended June 28, 2008, aggregate amortization expense was approximately $153,000 and $305,000, respectively. During the three and six months ended June 30, 2007, aggregate amortization expense was approximately $225,000 and $449,000, respectively.

Amortization expense related to intangible assets at June 28, 2008 in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
Remainder of 2008	$299
2009	596
2010	461
2011	326
2012	258
Thereafter	3,023

Total	$4,963

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

The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Selling, general and administrative	$2	$27	$8	$62

Pre-tax stock-based compensation expense	2	27	8	62
Income tax benefit	—	(2)	—	(7)

Total stock-based compensation expense	$2	$25	$8	$55

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

The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. The remaining unrecognized compensation cost related to unvested stock option awards at June 28, 2008 is $0. This amount does not include the cost of any additional options that may be granted in future periods nor any changes in the Company’s forfeiture rate. In connection with the exercise of stock options, the Company did not realize income tax benefits during the three or six month periods ended June 28, 2008 and June 30, 2007 that have been credited to additional paid-in capital.

Options outstanding and exercisable under these arrangements totaled 410,000 as of June 28, 2008, and 624,000 as of December 29, 2007. The Company did not grant stock option awards or modify any outstanding stock options during the three or six months ended June 28, 2008 or June 30, 2007.

The following table summarizes the stock option transactions during the first six months of fiscal 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding, December 29, 2007	644	$7.01
Options granted	—	—
Options exercised	—	—
Options cancelled	(234)	$6.96

Options outstanding, June 28, 2008	410	$7.03	$—

Options exercisable, June 28, 2008	410	$7.03	$—

The outstanding stock options as of June 28, 2008 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through June 2015.

SFAS No. 123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows rather than as an operating cash flow as in prior periods. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during the three and six month periods ended June 28, 2008 and June 30, 2007 were each $0.

All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The fair value of each stock option is estimated on the date of the award using the Black-Scholes option pricing model. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date.

In 2005, the Company began issuing Performance Based Stock Rights (“Stock Rights”) which cliff vest based on specifically defined performance criteria consisting primarily of revenue, income and shareholder value targets and expire generally within a three year period if the performance criteria have not been met. These performance-based stock rights have an exercise price of $0.00. The stock rights that could vest upon achievement of the performance targets at June 28, 2008 totaled 768,000 shares. The outstanding stock rights have an expected life of approximately 1.9 years. The Company will recognize compensation expense based on the fair value of the stock rights at the time vesting is considered probable. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares. No expense has been recorded in connection with these rights as the Company does not consider it probable that the related performance criteria will be met.

The Company did not recognize any compensation expense during the first six months of fiscal 2008 or fiscal 2007 related to these Stock Rights as none have vested.

The following table summarizes performance based stock rights issued as of June 28, 2008:

	Rights	Aggregate Intrinsic Value
	(In thousands)
Stock Rights outstanding December 29, 2007	598
Granted	195
Exercised	—
Cancelled	(25)

Stock Rights outstanding June 28, 2008	768	$1,098

7.	PER SHARE DATA

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net (loss) earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share is presented below.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands, except per share data)
Basic net loss per share:
Net loss	$(2,159)	$(929)	$(2,439)	$(515)

Weighted average common shares outstanding	8,166	8,045	8,121	8,016

Basic net loss per share	$(.26)	$(.12)	$(.30)	$(.06)

Diluted net loss per share:
Net loss	$(2,159)	$(929)	$(2,439)	$(515)
Weighted average common shares outstanding	8,166	8,045	8,121	8,016
Effect of stock options and stock performance rights outstanding	—	—	—	—

Weighted average common and potential common shares outstanding	8,166	8,045	8,121	8,016

Diluted net loss from continuing operations per share	$(.26)	$(.12)	$(.30)	$(.06)

Options and performance stock rights, to purchase shares of common stock which totaled 1.6 million, and 1.8 million in fiscal 2008 and in fiscal 2007, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held zero and approximately 121,000 shares as of June 28, 2008 and June 30, 2007, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, were classified as treasury stock and therefore were not deemed outstanding for the purpose of determining per share earnings until the time that such shares were allocated to employee accounts. This allocation occurred over a seven-year period which commenced in 2002 and was completed in February 2008. During fiscal 2008 and fiscal 2007, approximately 121,000 shares were allocated each year to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 398,000 as of June 28, 2008 and June 30, 2007. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

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

On October 3, 2006, the Company notified the seller under the purchase agreement for the acquisition of Tommy Bahama Footwear that it was withholding payment of the $500,000 holdback that the Company maintained under the terms of the Agreement. The Company had previously notified the sellers that certain acquired assets did not conform to the representations and warranties contained in the purchase agreement. The sellers have demanded payment of the holdback amount. The $500,000 is currently recorded in other current liabilities.

On September 10, 2007, the Company notified the American Red Cross that it was discontinuing participation under the license agreement between the parties. The Company had entered into the license agreement with American Red Cross in April 2006 to use the Red Cross Emblem in connection with the sales and marketing of footwear. In September 2007, the Company learned of certain litigation, in which the Company has not been named as a party, challenging the power and authority of the American Red Cross to license commercial use of the Red Cross Emblem. As a result of the claims alleged in that litigation, the Company made a decision to discontinue its participation under the license agreement. In response to the Company’s notice, the American Red Cross has demanded payment of the remaining minimum royalty payments which it claims under the license agreement of $362,500, plus interest. Although the Company continues to deny its liability for breach under the agreement, and intends to vigorously defend against any claims initiated, management cannot predict the outcome of the dispute, and, therefore the Company has accrued the remaining minimum royalty payments of $362,500 remaining under the license agreement as of June 28, 2008.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 28, 2008, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

9.	DEBT

In June 2008, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bear interest at prime rate minus .25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums, and .25% downward adjustment if a required net income amount is earned by the Company for fiscal 2008. At June 28, 2008, the available borrowing capacity under the revolving line of credit, net of outstanding letters of credit was $1.0 million.

The agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including an annual capital expenditure limitation and a minimum quarterly net income requirement. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’ security interest, change in control events, material adverse change and certain officers being convicted of felonies. The occurrence of an event of default will increase the interest rate by 3.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to Wells Fargo with respect to indebtedness, whether under the Credit and Security Agreement or otherwise. As of June 28, 2008, the Company was in compliance with all material terms of the new credit facility. All payments on accounts receivable go directly to the lender as a reduction of the debt.

Concurrently with the execution of the Credit and Security Agreement, the Company made an initial borrowing thereunder in the amount of $11.2 million, which was used to pay in full the outstanding balances owed to the Company’s then lender, Manufacturers & Traders Trust Company (“M&T”). The Company also terminated the underlying credit agreement, notes, security agreements and related instruments and documents, but left in force a Letter of Credit Reimbursement Agreement between M&T and the Company. In connection with the pay off of the M&T facility, the Company cash collateralized on a dollar-for-dollar basis four letters of credit previously issued by M&T The Company pledged the cash collateral account to M&T pursuant to a Pledge Account Agreement which the Company entered into with M&T. As of June 28, 2008 there remains one Letter of Credit outstanding with M&T totaling $3.1 million which is supported through a back-to-back Letter of Credit issued by Wells Fargo.

Debt as of June 28, 2008 and December 29, 2007 consisted of the following:

	June 28, 2008	December 29, 2007
	(In thousands)
Credit and Security Agreement with Wells Fargo; collateralized by all of the Company’s assets; interest payable monthly and bears a rate of Prime minus .25% (effective rate of 4.75% at June 28, 2008)	11,071	—
Revolving line of credit with M&T; secured by accounts receivable, inventory and equipment; interest payable monthly and bears a rate of Prime plus 3.5% (effective rate of 8.0% at December 29, 2007)	—	22,666	(1)

	11,071	22,666
Less: current portion	11,071	22,666

Non-current portion	$—	$—

(1)	The M&T Revolving line of credit bears an initial interest rate of LIBOR plus a margin of 3.5% or at the election of the Company a base rate plus a margin of 0.75%. The base rate is the higher of the prime rate, and the federal funds rate plus one-half percentage point. The interest rates for this loan adjust quarterly based on the Company’s average borrowings to EBITDA, with the LIBOR spreads varying from 1.75% to 3.50% per annum and the alternative base rate margins varying from 0% to 0.75%.

10.	OTHER (INCOME) EXPENSE, NET

For the three and six months ended June 28, 2008, other (income) expense, net, totaled $831,000 and $1.6 million, respectively, in other income and consisted primarily of fees of $750,000 in each quarter of fiscal 2008 that the Company received from Tactical in accordance with the Transition Services Agreement for providing ongoing administrative and other services to the new management of Altama subsequent to the sale of the business in fiscal 2007. For the three and six months ended June 30, 2007, other (income) expense, net, totaled zero and $2,000 in other expense, respectively.

11.	SEGMENT INFORMATION

For the three and six months ended June 28, 2008, the Company’s operating segments were classified into three segments: footwear, premium footwear, and accessories. Through the acquisition of Chambers Belt in fiscal 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama Footwear in fiscal 2005, the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment.

The footwear segment operation designs, develops and markets various moderately-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers. Beginning January 1, 2006 the Company began selling its footwear and accessories products through its wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent Canadian distributor. For the three and six months ended June 28, 2008, the Company’s net sales in Canada were $202,000 and $982,000, respectively, and for the three and six months ended June 30, 2007, the Company’s net sales in Canada were $315,000 and $737,000, respectively.

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

The following table summarizes net sales to customers by operating segment that are 10% or greater.

	Customer Concentration Summary
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Premium Footwear:
Tommy Bahama Retail	22%	20%	19%	23%
Nordstrom	17%	18%	20%	11%
Accessories:
Wal-Mart	64%	66%	67%	66%

Net sales and operating income (loss) for the three and six months ended June 28, 2008 and June 30, 2007 are as follows:

	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007
	(In thousands)
Net Revenues
Footwear	$5,074	$5,552	$13,252	$13,491
Premium Footwear	3,162	2,897	7,311	6,112
Accessories	9,688	11,366	19,359	21,540

	$17,924	$19,815	$39,922	$41,143

Operating Income (loss)
Footwear	$191	$665	$1,602	$2,514
Premium Footwear	(1,213)	(965)	(1,481)	(1,949)
Accessories	731	858	1,057	1,651
Reconciling Items(1)	(988)	(1,970)	(2,356)	(4,400)

	$(1,279)	$(1,412)	$(1,178)	$(2,184)

(1)	Represents corporate general and administrative expenses and other expense (income) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The decrease in these expenses during the three and six months ended June 28, 2008 is related to decreased selling, general and administrative expenses at the corporate level, in addition to $750,000 and $1.5 million in other income which was recorded during the three and six months ended June 28, 2008, respectively, related to the Transition Services Agreement which provided for ongoing administrative and other services for the operating of the Altama business post-closing.

12.	RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers Belt brand, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of June 28, 2008 and June, 30 2007, there was $0 due to or from the Company and Maquiladora Chambers de Mexico, S.A. During the three and six months ended June 28, 2008, the Company purchased a total of $525,000 and $981,000, respectively, and for the three and six months ended June 30, 2007, the Company purchased a total of $594,000 and $1.1 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain aspects of this Standard were effective at the beginning of the first quarter of fiscal 2008. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157 , which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS 157 for such items and does not anticipate that full adoption in fiscal 2009 will impact the Company’s results of operations or financial condition.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS No. 162 is not expected to have an impact on the Company’s financial statements.

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

Our annual accounting period ends on the Saturday nearest to December 31. References to our “fiscal 2006” refer to our fiscal year ended December 30, 2006, references to our “ fiscal 2007 “ refer to our fiscal year ended December 29, 2007, and references to our “ fiscal 2008 “ refer to our fiscal year ending January 3, 2009.

Overview

We design, develop and market men’s and women’s footwear, belts, and accessories. The brands we own are Trotters®, SoftWalk ®, and H.S. Trask ®, while our licenses include Tommy Bahama®, Wranglers and Riders.

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

Our premium footwear segment consists of H.S. Trask and Tommy Bahama and emphasizes unique leathers, and exceptional quality and comfort. Tommy Bahama ® is a premier lifestyle brand for which we have the license to market footwear, hosiery and accessories.

In our accessories segment, we sell predominately products which are licensed. These exclusive license agreements include “Wrangler Hero ® ,” “Timber Creek ® by Wrangler ®,” “Wrangler Jeans Co.®,” “Wrangler Outdoor Gear ®,” “Wrangler ®,” “Wrangler Rugged Wear ®,” “20X ®” and “Twenty X ®”. The products are designed based on each brand’s respective lifestyle and price point.

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

On July 2, 2007, we sold our Royal Robbins division to Kellwood for a net cash purchase price of $37.2 million, with a resulting gain, net of tax, of $14.3 million. As part of the transaction, we caused a $3.0 million standby letter of credit to be issued by our bank for Kellwood’s benefit to partially fund indemnification payments. We are required to maintain the $3.0 million standby letter of credit for 18 months following the closing, subject to reduction on the first anniversary of the closing to an amount equal to the greater of $1.5 million or the amount of all unresolved indemnification claims made by Kellwood, if any. On July 2, 2008, the first anniversary of the sale of Royal Robbins, we were not notified of any unresolved indemnification claims made by Kellwood, therefore the $3.0 million standby letter of credit was reduced to $1.5 million in accordance with the agreement.

On December 29, 2007, we sold all of the outstanding capital stock of our wholly-owned subsidiary, Altama, to Tactical. At closing, the gross purchase price of $13.5 million was paid through the delivery of a promissory note which was paid in its entirety with principal and interest on February 29, 2008. Pursuant to the acquisition terms, $3.0 million of this payment was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical and is recorded as restricted cash as of June 28, 2008. As a result of the closing date working capital review performed by Tactical, we recorded a reserve for a working capital adjustment of approximately $197,000 at December 29, 2007. As a result of the post-closing review, the closing date working capital adjustment was adjusted down by approximately $81,000, to $116,000. Subsequent to the final working capital adjustment, the sale resulted in a gain, net of tax of $519,000. The tax benefit included in this amount was approximately $7.4 million. In addition to the aggregate cash consideration, we entered into a Transition Services Agreement with Tactical providing for total payments to us in 2008 of $1.5 million in consideration for providing ongoing administrative and other services for the operation of the Altama business post-closing.

We used the net proceeds from both the Royal Robbins and Altama sales (other than the amount deposited into escrow) to retire outstanding bank debt. On June 16, 2008, we entered into a secured credit facility with a new lender, Wells Fargo Bank, N.A., or Wells Fargo. The facility includes a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. This new credit facility replaces our prior credit facility with Manufacturers & Traders Trust Company, or M&T. As of June 28, 2008, we had $11.1 million of bank debt outstanding under our revolving line of credit and $3.0 million in restricted cash related to outstanding letters of credit related to our prior credit facility. All payments on accounts receivable go directly to the lender as a reduction of the debt.

Results of Operations

Fiscal Quarter Ended June 28, 2008 Compared to Fiscal Quarter Ended June 30, 2007

The following table sets forth selected consolidated operating results for each of the quarterly periods indicated, presented as a percentage of net sales.

	Three Months Ended
	June 28, 2008		June 30, 2007		Increase (Decrease)
	(In thousands)
Net sales	$17,924	100%	$19,815	100%	$(1,891)	(10)%
Cost of goods sold(1)	11,811	66%	13,146	66%	(1,335)	(10)%

Gross profit	6,113	34%	6,669	34%	(556)	(8)%
Operating expenses:
Selling, general and administrative expense	8,223	46%	8,081	41%	142	2%
Other (income) expense, net	(750)	(4)%	—	—%	(750)	* %

Total operating expenses	7,473	42%	8,081	41%	(608)	(8)%

Operating loss	(1,360)	(8)%	(1,412)	(7)%	52	(4)%
Interest expense, net	859	5%	319	2%	540	* %

Loss before income taxes and discontinued operations	(2,219)	(12)%	(1,731)	(9)%	(488)	28%
Income tax expense (benefit)	21	—%	(685)	(3)%	706	* %

Loss before discontinued operations	(2,240)	(13)%	(1,046)	(6)%	(1,194)	* %
Earnings from discontinued operations	81	1%	117	1%	(36)	31%

Net loss	$(2,159)	(12)%	$(929)	(5)%	$(1,230)	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales for the second quarter of fiscal 2008 decreased 10% to $17.9 million compared to $19.8 million in net sales from continuing operations for the second quarter of fiscal 2007. Our premium footwear segment grew by 9%, while our accessories and footwear segments decreased by 15% and 9%, respectively, largely as a result of a challenging retail environment during the current fiscal quarter.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit for the second quarter of fiscal 2008 decreased to $6.1 million compared to $6.7 million from continuing operations for the comparable prior year period. Gross margin remained consistent at 34% in the current and prior year periods. Gross margin increased in our accessories segment due to reduced product costs achieved through manufacturing efficiencies. This increase was offset by decreases in gross margins in our footwear and premium footwear segments due to an increase in sales incentives and allowances. Additionally, royalty fees increased as a percent of sales due to minimum royalties associated with the Tommy Bahama Footwear brand that were not in effect for the entire second quarter of fiscal 2007

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative expenses, or SG&A, were $8.2 million, or 46% of net sales for the second quarter of fiscal 2008, compared to $8.1 million or 41% of net sales from continuing operations for the second quarter of fiscal 2007. The increase in SG&A expenses in the second quarter of fiscal 2008 is primarily attributable to an increase in consulting costs, which includes non-capitalized costs incurred during the current quarter related to an upgrade to our ERP system.

Consolidated “Other (income) expense, net” was $750,000 in net income for the second quarter of fiscal 2008. The fiscal 2008 income consisted of $750,000 received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Consolidated Interest Expense, net from Continuing Operations

Consolidated interest expense, net for the second quarter of fiscal 2008 was $859,000 compared to $319,000 in interest expense from continuing operations for the second quarter of fiscal 2007. The increase in interest expense during the current year is primarily due to the write-off of $622,000 in debt issuance costs previously capitalized under our old credit facility, which was replaced during the second quarter of fiscal 2008.

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

The effective tax rate for the quarter ended June 28, 2008 was near 0% due to a valuation allowance being placed on the tax effect of our net operating losses recorded during the period. The effective tax rate for the quarter ended June 30, 2007 was 40% due to an increased effect on the annual tax rate from permanent differences.

Consolidated Net Loss from Continuing Operations

Our net loss from continuing operations for the second quarter of fiscal 2008 was $2.2 million compared to a net loss from continuing operations of $1.0 million for the second quarter of fiscal 2007. Our net loss per basic share from continuing operations was $0.27 for fiscal 2008 compared to $0.13 net loss per basic share from continuing operations for fiscal 2007. Weighted-average basic shares outstanding for fiscal 2008 and fiscal 2007 were 8.2 million and 8.0 million, respectively.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the second quarter of fiscal 2008 was $81,000 compared to $117,000 for the second quarter of fiscal 2007. Net earnings per share from discontinued operations was $0.01 in both 2008 and 2007. Net earnings for the second quarter of fiscal 2008 consisted of the final working capital adjustment resulting from the post-closing review of the December 29, 2007 divestiture of Altama.

Footwear

Net Sales

Net sales for the second quarter of fiscal 2008 were $5.1 million compared to $5.6 million for the second quarter of fiscal 2007, representing a decrease of 9%. The decrease in net sales was primarily attributable to lower demand experienced in a difficult economic environment

Gross Profit

Gross profit for the second quarter of fiscal 2008 decreased to $2.0 million compared to $2.4 million for the prior fiscal quarter. Gross margins were 40% compared to 44% for the second quarter of fiscal 2007. The decrease in gross margin is primarily due to an increase in sales incentives and allowances in response to a difficult economic environment.

Operating Expenses

SG&A expenses were $1.9 million, or 37% of net sales, for the second quarter of fiscal 2008 compared to $1.8 million or 32% of net sales for the second quarter of fiscal 2007. The increase in SG&A expenses in fiscal 2008 is primarily attributable to higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Premium Footwear

Net Sales

Net sales for the second quarter of fiscal 2008 were $3.2 million compared to $2.9 million for the second quarter of fiscal 2007, representing a 9% increase. This increase is primarily attributable to the re-launch of our Tommy Bahama brand which occurred throughout fiscal 2007 which includes increased market penetration for this brand during the current fiscal quarter.

Gross Profit

Gross profit for the second quarter of fiscal 2008 increased to $980,000 from $861,000 for the second quarter of fiscal 2007. Gross margin increased to 31% from 30% for the second quarter of fiscal 2007. The increase in gross margin is primarily due to a decrease in product sales at close-out prices for our H.S. Trask brand offset by higher minimum royalty payments due under our Tommy Bahama license agreement as minimum royalties were not in effect for the entire second quarter of fiscal 2007.

Operating Expenses

SG&A expenses were $2.2 million, or 69% of net sales, for the second quarter of fiscal 2008 compared to $1.8 million, or 63% of net sales, for the second quarter of fiscal 2007. The increase in SG&A expenses is primarily due to investments in personnel and marketing expenses in our H.S. Trask brand in addition to higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Accessories Business

Net Sales

Net sales for the second quarter of fiscal 2008 were $9.7 million compared to $11.4 million for the second quarter of fiscal 2007, a 15% decrease. The decrease in net sales during fiscal 2008 is primarily due to lower demand experienced in a difficult economic environment.

Gross Profit

Gross profit for the second quarter of fiscal 2008 was $3.1 million, or 32% of net sales, compared to $3.4 million or 30% of net sales for the second quarter of fiscal 2007. The increase in gross profit as a percentage of sales is due primarily to improved efficiencies in the manufacturing operations that are resulting in reduced product costs.

Operating Expenses

SG&A expenses for the second quarter of fiscal 2008 totaled $2.2 million, or 23% of net sales, compared to $2.3 million, or 20% of net sales for the second quarter of fiscal 2007. Lower selling expenses on a lower volume of sales were offset by higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Fiscal Six Months Ended June 28, 2008 Compared to Fiscal Six Months Ended June 30, 2007

The following table sets forth selected consolidated operating results for each of the six month periods indicated, presented as a percentage of net sales.

	Six Months Ended
	June 28, 2008		June 30, 2007		Increase (Decrease)
	(In thousands)
Net sales	$39,922	100%	$41,143	100%	$(1,221)	(3)%
Cost of goods sold(1)	25,918	65%	26,140	64%	(222)	(1)%

Gross profit	14,004	35%	15,003	36%	(999)	(7)%
Operating expenses:
Selling, general and administrative expense	16,763	42%	17,185	42%	(422)	(2)%
Other (income) expense, net	(1,500)	(4)%	2	—%	(1,498)	* %

Total operating expenses	15,263	38%	17,187	42%	(1,924)	(11)%

Operating loss	(1,259)	(3)%	(2,184)	(6)%	925	(42)%
Interest expense, net	1,223	3%	666	1%	557	84%

Loss before income taxes and discontinued operations	(2,482)	(6)%	(2,850)	(7)%	368	(13)%
Income tax expense (benefit)	38	—%	(824)	(2)%	862	* %

Loss before discontinued operations	(2,520)	(6)%	(2,026)	(5)%	(494)	(24)%
Earnings from discontinued operations	81	—%	1,511	4%	(1,430)	* %

Net loss	$(2,439)	(6)%	$(515)	(1)%	$(1,924)	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales for the first six months of fiscal 2008 decreased 3% to $39.9 million compared to $41.1 million in net sales from continuing operations for the first six months of fiscal 2007. Our premium footwear segment grew by 20%, while our footwear and accessories segments decreased by 2% and 10%, respectively, largely as a result of a challenging retail environment during the current fiscal six month period.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit for the first six months of fiscal 2008 decreased to $14.0 million compared to $15.0 million from continuing operations for the comparable prior year period. Gross margin decreased to 35% compared to 36% in the prior year period. The decrease in our gross margin was primarily due to an increase in sales incentives and allowances. Additionally, royalty fees increased as a percent of sales due to minimum royalties associated with the Tommy Bahama Footwear brand and due to an increase in sales mix of licensed products in the accessories segment.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative expenses, or SG&A, were $16.8 million, or 42% of net sales for the first six months of fiscal 2008 compared to $17.2 million or 42% of net sales from continuing operations for the first six months of fiscal 2007. The decrease in SG&A expenses in the first six months of fiscal 2008 is primarily attributable to savings related to headcount reductions and decreased spending on brand expenses as compared to the prior fiscal year six month period.

Consolidated “Other (income) expense, net” was $1.5 million in net income for the first six months of fiscal 2008, compared to $2,000 in net expense for the first six months of fiscal 2007. The fiscal 2008 income consisted of $1.5 million received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense from continuing operations for the first six months of fiscal 2008 was $1.2 million compared to $666,000 for the first six months of fiscal 2007. Interest expense from continuing operations for the first six months of fiscal 2008 was higher than the first six months of fiscal 2007 primarily due to the write-off of $622,000 in debt issuance costs previously capitalized under our old credit facility, which was replaced during the second quarter of fiscal 2008.

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

The effective tax rate for the six months ended June 28, 2008 was near 0% due to a valuation allowance being placed on the tax effect of our net operating losses recorded during the period. The effective tax rate for the six months ended June 30, 2007 was 29% due to an increased effect on the annual tax rate from permanent differences.

Consolidated Net Loss from Continuing Operations

Our net loss from continuing operations for the first six months of fiscal 2008 was $2.5 million compared to a net loss from continuing operations of $2.0 million for the first six months of fiscal 2007. Our net loss per basic share from continuing operations was $0.31 for fiscal 2008 compared to $0.25 net loss per basic share from continuing operations for fiscal 2007. Weighted-average basic shares outstanding for fiscal 2008 and fiscal 2007 were 8.1 million and 8.0 million, respectively.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the first six months of fiscal 2008 was $81,000 compared to $1.5 million for the first six months of fiscal 2007. Net earnings per share from discontinued operations was $0.01 and $0.19 respectively in 2008 and 2007. Net earnings for the first six months of fiscal 2008 consisted of the final working capital adjustment resulting from the post-closing review of the December 29, 2007 divestiture of Altama.

Footwear

Net Sales

Net sales for the first six months of fiscal 2008 were $13.3 million compared to $13.5 million for the first six months of fiscal 2007, representing a 2% decrease. The decrease in net sales was primarily attributable to lower demand experienced in a difficult economic environment in addition to $173,000 in sales for the first six months of fiscal 2007 under a license with the American Red Cross which we did not have in fiscal 2008. We ceased production and marketing of this product line in fiscal 2007 and will have no additional sales of this product in future periods.

Gross Profit

Gross profit for the first six months of fiscal 2008 decreased to $5.5 million compared to $6.1 million for the prior fiscal six month period. Gross margins were 42% compared to 45% for the first six months of fiscal 2007. The decrease in gross margin is primarily due to an increase in sales incentives and allowances in response to a difficult economic environment.

Operating Expenses

SG&A expenses were $3.9 million, or 30% of net sales, for the first six months of fiscal 2008 compared to $3.6 million or 27% of net sales for the first six months of fiscal 2007. The increase in SG&A expenses in fiscal 2008 is primarily attributable to higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Premium Footwear

Net Sales

Net sales for the first six months of fiscal 2008 were $7.3 million compared to $6.1 million for the first six months of fiscal 2007, representing a 20% increase. This increase is primarily attributable to the re-launch of our Tommy Bahama brand during fiscal 2007.

Gross Profit

Gross profit for the first six months of fiscal 2008 increased to $2.5 million from $2.1 million for the first six months of fiscal 2007. Gross margin decreased to 34% from 35% for the first six months of fiscal 2007. The decrease in gross margin is primarily due to minimum royalty payments due under our Tommy Bahama license agreement as minimum royalties were not in effect for the entire first six months of fiscal 2007.

Operating Expenses

SG&A expenses were $3.9 million, or 54% of net sales, for the first six months of fiscal 2008 compared to $4.1 million, or 66% of net sales, for the first six months of fiscal 2007. SG&A expenses decreased primarily due to investments in the redesign and development of product for our Tommy Bahama Footwear brand during fiscal 2007. The decrease in SG&A expenses in fiscal 2008 was slightly offset by higher absorption of corporate shared services post divestiture of our Royal Robbins and Altama business units.

Accessories Business

Net Sales

Net sales for the first six months of fiscal 2008 were $19.4 million compared to $21.5 million for the first six months of fiscal 2007, a 10% decrease. The decrease in net sales during fiscal 2008 is primarily due to lower demand experienced in a difficult economic environment.

Gross Profit

Gross profit for the first six months of fiscal 2008 was $6.0 million, or 31% of net sales, compared to $6.8 million or 31% of net sales for the first six months of fiscal 2007. The decrease in gross margin is primarily due to sales pricing pressures experienced in a difficult economic environment combined with a higher sales mix of licensed product which resulted in higher royalties as a percent of sales.

Operating Expenses

SG&A expenses for the first six months of fiscal 2008 totaled $4.6 million, or 24% of net sales, compared to $4.7 million, or 22% of net sales for the first six months of fiscal 2007. Lower sales expenses on a lower volume of sales were offset by higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. Our independent registered public accounting firm issued a report, dated April 11, 2008, on our consolidated financial statements as of December 29, 2007 that included an explanatory paragraph referring to our inability to meet the financial covenants under our bank credit agreement raised substantial doubt about our ability to continue as a going concern. We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants during fiscal 2007 and at March 29, 2008 under our credit facility agreement with M&T Bank. The Company did not request a waiver for the respective default as it was in the process of replacing the existing facility with a new lender. We entered into a new secured credit facility with Wells Fargo in June 2008, to replace our credit facility with M&T Bank. We agreed to financial covenants in the new facility which we believe better reflect our balance sheet improvements over the past fiscal year and current financial condition.

Based upon current and anticipated levels of operations, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving credit facility, to meet our debt service requirements and other projected cash needs for the next twelve months. All payments on accounts receivable go directly to the lender as a reduction of the debt.

Bank Credit Agreement

In June 2008, we and our subsidiaries entered into a Credit and Security Agreement with Wells Fargo for a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bear interest at prime rate minus .25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums, and .25% downward adjustment if a required net income amount is earned by the Company for fiscal 2008. At June 28, 2008, the available borrowing capacity under the revolving line of credit, net of outstanding letters of credit was $1.0 million. All payments on accounts receivable go directly to the lender as a reduction of the debt.

The agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, including an annual capital expenditure limitation and a minimum quarterly net income requirement. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’s security interest, change in control events, material adverse change and certain officers being convicted of felonies. The occurrence of an event of default will increase the interest rate by 3.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to Wells Fargo with respect to indebtedness, whether under the Credit and Security Agreement or otherwise.

Concurrently with the execution of the Credit and Security Agreement, we made an initial borrowing thereunder in the amount of $11.2 million, which we used to pay in full the outstanding balances owed to our then lender, Manufacturers & Traders Trust Company (“M&T”). We also terminated the underlying credit agreement, notes, security agreements and related instruments and documents, but left in force a Letter of Credit Reimbursement Agreement between M&T and us. In connection with the pay off of the M&T facility, we cash collateralized on a dollar-for-dollar basis four letters of credit previously issued by M&T which will remain outstanding until they expire or are drawn upon. These letters of credit are in the aggregate face amount of approximately $3.1 million. We pledged the cash collateral account to M&T pursuant to a Pledge Account Agreement which we entered into with M&T.

Working Capital

Working capital at the end of the second quarter of fiscal 2008 of $16.2 million reflects current assets of $37.8 million in excess of current liabilities of $21.6 million, compared to approximately $18.7 million of working capital at the end of fiscal 2007.

Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt at December 29, 2007), was 1.8 at June 28, 2008, compared to 4.2 at December 29, 2007. Current assets at the end of the second quarter of fiscal 2008 decreased $16.4 million from the end of fiscal 2007. Accounts receivable days sales outstanding from continuing operations was 78 days at the end of the second quarter of fiscal 2008 compared to 78 days for the prior year comparable period.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

Changes in Cash Flow

The following table sets forth our change in cash flow:

	Six months ended
	June 28, 2008	June 30, 2007
	(In thousands)
Cash provided by Operating Activities	$444	$3,326
Cash provided by (used in) Investing Activities	9,970	(315)
Cash used in Financing Activities	(11,684)	(2,800)

Net (Decrease) Increase in Cash	$(1,270)	$211

Cash Flows Provided by Operations: During the first six months of fiscal 2008 our net cash provided by operating activities was $444,000 compared to $3.3 million net cash provided by operating activities during the comparable period of fiscal 2007. The decrease in net cash provided by operating activities during fiscal 2008, compared to fiscal 2007, was primarily due to approximately $6.0 million in cash provided by operating activities of discontinued operations. From continuing operations, during the first six months of fiscal 2008, gross accounts receivable decreased $1.2 million, inventories decreased $2.2 million due principally to a decrease in inventory across all brands due to selling off the large build-up of inventory that occurred late in fiscal 2007 and income taxes receivable decreased approximately $2.1 million.

Cash Flows Provided by (Used in) Investing Activities: In the first six months of fiscal 2008, our cash provided by investing activities totaled $10.0 million compared to cash used in investing activities totaling $315,000 in the comparable period of fiscal 2007. During fiscal 2008, net cash provided by investing activities was primarily a result of the net proceeds received from the sale of Altama, offset by $3.0 million in restricted cash and $530,000 in capital expenditures related to an upgrade to our ERP system. During the comparable period of fiscal 2007, cash used in investing activities was for improvements at our manufacturing facility, enhancement of our e-commerce platform and expenditures incurred in the integration of our operations across all brands.

For the remainder of fiscal 2008, we anticipate capital expenditures of approximately $715,000 that will consist generally of an upgrade to our ERP system, further development of an e-commerce platform for our brands and investment in new machinery and equipment for our manufacturing facility to improve operating efficiencies. The actual amount of capital expenditures for fiscal 2008 may differ from this estimate, due to, among other things, unforeseen needs to replace existing assets.

Cash Flows Used in Financing Activities: For the first six months of fiscal 2008, our net cash used in financing activities was $11.7 million compared to $2.8 million net cash used in financing activities for the first six months of fiscal 2007. The net cash used in fiscal 2008 was due to the repayment of amounts due on our line of credit, primarily made with the proceeds from the sale of Altama which occurred during fiscal 2007, but for which the cash from the sale was received during fiscal 2008. The cash used in financing activities during the first quarter of fiscal 2007 was due to notes payable payments made during the quarter, partially offset by borrowings made on our revolving line of credit.

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

Critical Accounting Policies

As of June 28, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 29, 2007.

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

Based on management’s evaluation as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 28, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 28, 2008 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2007 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). As of June 28, 2008, our risk factors have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007, except as follows:

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank

We have secured a credit facility with our bank, Wells Fargo Bank, N.A., entered into in June 2008. Under the facility we can borrow up to $17 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20 million. The credit facility also includes a $7.5 million letter of credit sub facility. As of July 27, 2008, we had $11.7 million outstanding under this facility with $300,000 of borrowing capacity. In the future, we may incur additional indebtedness in connection with acquisitions or for other purposes.

All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. Under our prior credit facility with another lender, we were in default of several of our financial covenants during fiscal 2006, 2007 and 2008. We agreed to financial covenants in our new facility which we believe better reflect our balance sheet improvements over the past fiscal year and current financial condition. Nonetheless, there can be no assurance that we will be able to maintain compliance with these financial covenants. If we default under our credit arrangement and are unable to cure the default, obtain appropriate waivers or refinance the defaulted debt, our bank could declare our debt to be immediately due and payable and foreclose on our assets, which may result in a complete loss of your investment.

Item 3.	Default Upon Senior Securities

We were not in compliance with the average borrowed funds to EBITDA ratio and cash flow coverage ratio covenants during fiscal 2007 and at March 29, 2008 under our credit facility agreement with M&T Bank. We entered into a new secured credit facility with Wells Fargo Bank, N.A., in June 2008, to replace our credit facility with M&T Bank. We agreed to financial covenants in our new facility which we believe better reflect our balance sheet improvements over the past fiscal year and current financial condition. Nonetheless, there can be no assurance that we will be able to maintain compliance with these financial covenants.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) We held our Annual Meeting of Stockholders on May 29, 2008.

(b) At the meeting, the following nominees were elected as directors to hold office until the Annual Meeting of Stockholders to be held in 2009, and until his or her successor is elected and shall qualify:

Nominee	Votes For	Votes Withheld
Steven M. DePerrior	5,087,064	1,928,687
Gregory M. Harden	5,725,611	1,290,140
John C. Kratzer	6,521,611	494,140
Wilhelm Pfander	5,110,177	1,905,574
Frederick R. Port	6,546,291	469,460
James R. Riedman	5,810,613	1,205,138
Cathy B. Taylor	5,915,097	1,110,654

There were no abstentions or broker non-votes.

Item 6.	Exhibits

10.1	Credit and Security Agreement by and between Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.2	$20,000,000 Revolving Promissory Note by and between Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.3	Collateral Pledge Agreement by and between Phoenix Footwear Group, Inc., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.4	Patent and Trademark Security Agreement by and between Phoenix Footwear Group, Inc., and Wells Fargo, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.5	Patent and Trademark Security Agreement by and between Penobscot Shoe Company and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.6	Patent and Trademark Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.7	Patent and Trademark Security Agreement by and between H.S. Trask & Co., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.8	Copyright Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.8 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.9	Standby Letter of Credit Agreement To Wells Fargo Bank, NA executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.9 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.10	Commercial Letter of Credit Agreement to Wells Fargo Bank, NA executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.10 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.11	Pledge and Assignment of Deposit Account from Phoenix Footwear Group, Inc. to Manufacturers and Traders Trust Company dated June 12, 2008 (incorporated by reference to Exhibit 10.11 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott Sporrer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/s/ CATHY B. TAYLOR
Cathy B. Taylor
President and Chief Executive Officer

By:	/s/ SCOTT SPORRER
Scott Sporrer
Interim Chief Financial Officer

Date: August 12, 2008

EXHIBIT INDEX

10.1	Credit and Security Agreement by and between Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.2	$20,000,000 Revolving Promissory Note by and between Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.3	Collateral Pledge Agreement by and between Phoenix Footwear Group, Inc., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.4	Patent and Trademark Security Agreement by and between Phoenix Footwear Group, Inc., and Wells Fargo, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.5	Patent and Trademark Security Agreement by and between Penobscot Shoe Company and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.6	Patent and Trademark Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.7	Patent and Trademark Security Agreement by and between H.S. Trask & Co., and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.8	Copyright Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, NA dated June 10, 2008 (incorporated by reference to Exhibit 10.8 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.9	Standby Letter of Credit Agreement To Wells Fargo Bank, NA executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.9 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.10	Commercial Letter of Credit Agreement to Wells Fargo Bank, NA executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company, Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.10 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

10.11	Pledge and Assignment of Deposit Account from Phoenix Footwear Group, Inc. to Manufacturers and Traders Trust Company dated June 12, 2008 (incorporated by reference to Exhibit 10.11 of Current Report on Form 8-K for Phoenix Footwear Group, Inc., dated June 19, 2008 (SEC File No. 001-31309))

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Scott Sporrer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002