Form 10-Q
period 2008-09-27
PHOENIX FOOTWEAR GROUP INC
filed 2008-11-12
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements and Notes to Financial Statements

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for per share and share data)

	September 27, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$472	$2,355
Accounts receivable (less allowances of $1,669 and $1,999 in 2008 and 2007, respectively)	15,259	14,323
Inventories (less provision of $1,393 and $2,321 in 2008 and 2007, respectively)	18,314	19,874
Notes receivable	—	13,303
Other current assets	1,034	1,661
Income tax receivable	545	2,657

Total current assets	35,624	54,173
PROPERTY, PLANT AND EQUIPMENT, net	2,229	1,996
OTHER ASSETS:
Goodwill	5,850	5,850
Unamortizable intangibles	340	340
Intangible assets, net	4,813	5,268
Other assets, net	109	50

Total other assets	11,112	11,508

TOTAL ASSETS	$48,965	$67,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$9,919	$22,666
Accounts payable	6,599	7,032
Accrued expenses	2,857	3,833
Other current liabilities	2,219	1,467
Income taxes payable	16	444

Total current liabilities	21,610	35,442
OTHER LIABILITIES:
Other long-term liabilities	684	1,127
Deferred income tax liability	21	21

Total other liabilities	705	1,148

Total liabilities	22,315	36,590
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,382,762 and 8,382,762 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	84	84
Additional paid-in-capital	46,073	46,161
Accumulated deficit	(16,937)	(12,380)
Accumulated other comprehensive earnings	73	168

	29,293	34,033
Less: Treasury stock at cost, 217,000 and 338,000 shares at September 27, 2008 and December 29, 2007, respectively	(2,643)	(2,946)

Total stockholders’ equity	26,650	31,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,965	$67,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$18,669	$22,319	$58,591	$63,462
Cost of goods sold	12,538	16,738	38,456	42,878

Gross profit	6,131	5,581	20,135	20,584
Operating expenses:
Selling, general and administrative expense	7,999	8,337	24,762	25,522
Other (income) expense, net	—	(30)	(1,500)	(28)

Total operating expenses	7,999	8,307	23,262	25,494

Operating loss	(1,868)	(2,726)	(3,127)	(4,910)
Interest expense, net	183	442	1,406	1,107

Loss before income taxes and discontinued operations	(2,051)	(3,168)	(4,533)	(6,017)
Income tax provision (benefit)	7	(1,391)	45	(2,579)

Loss before discontinued operations	(2,058)	(1,777)	(4,578)	(3,438)
(Loss) earnings from discontinued operations, net of tax (Note 3)	(60)	12,839	21	13,985

Net (loss) earnings	$(2,118)	$11,062	$(4,557)	$10,547

NET (LOSS) EARNINGS PER SHARE (Note 7)
Basic and diluted:
Continuing Operations	$(0.25)	$(0.22)	$(0.56)	$(0.43)
Discontinued Operations	(0.01)	1.60	—	1.74

Net loss	$(0.26)	$1.38	$(0.56)	$1.31

Weighted average shares outstanding used to calculate per share: information:
Basic and diluted	8,166	8,045	8,136	8,026

Net (loss) earnings	$(2,118)	$11,062	$(4,557)	$10,547
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0 for the three and nine months ended September 27, 2008 and September 29, 2007	(81)	61	(95)	214

Comprehensive (loss) earnings	$(2,199)	$11,123	$(4,652)	$10,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(4,557)	$10,547
Adjustments to reconcile net loss to net cash used in operating activities:
Earnings from discontinued operations	(21)	(13,985)
Depreciation and amortization	887	1,122
Net provision for losses on accounts receivable	(330)	240
Deferred income taxes	—	44
Allocation of shares in defined contribution plan	128	400
Share-based compensation	9	85
Debt issuance cost amortization	782	493
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(606)	(3,900)
Inventories, net	1,560	(1,842)
Other current assets	(128)	155
Other non-current assets	50	8
Income taxes receivable	2,112	2,502
Increase (decrease) in:
Accounts payable	(433)	1,192
Accrued expenses	(941)	103
Other long-term liabilities	(1,005)	(399)
Income taxes payable	(428)	(101)

Net cash used in operating activities from continuing operations	(2,921)	(3,336)
Net cash provided by (used in) operating activities from discontinued operations	21	(112)

Net cash used in operating activities	(2,900)	(3,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(666)	(339)
Proceeds from sale of discontinued operations	13,500	37,228

Net cash provided by investing activities from continuing operations	12,834	36,889
Net cash used in investing activities from discontinued operations	—	(158)

Net cash provided by investing activities	12,834	36,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	38,068	17,100
Repayments of notes payable and line of credit	(49,698)	(50,700)
Debt issuance costs	(187)	—

Net cash used in financing activities	(11,817)	(33,600)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,883)	(317)
CASH AND CASH EQUIVALENTS — Beginning of period	2,355	752

CASH AND CASH EQUIVALENTS — End of period	$472	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Phoenix Footwear Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature that are necessary for the fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2007. Amounts related to disclosures of December 29, 2007 balances within these interim statements were derived from the aforementioned 10-K. The results of operations for the three and nine months ended September 27, 2008, or for any other interim period, are not necessarily indicative of the results that may be expected for the full year.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 29, 2007, the Company was not in compliance with the financial covenants under its credit agreement. The Company did not request a waiver for the respective defaults as it was in the process of replacing the existing facility with a new lender. In June 2008, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. As of September 27, 2008, the Company was not in compliance with the financial covenant for income before taxes under its Credit and Security Agreement with Wells Fargo. Additionally, we expect that we will not meet this financial covenant as of the end of fiscal 2008. We are presently in discussions with our bank to obtain a waiver of this past default and amend future financial covenants. There can be no assurance when, or if, an amendment or waiver will be provided. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31. The third quarters consisted of the 13 weeks ended September 27, 2008 and September 29, 2007.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the classifications used in fiscal 2008. These classifications have no effect on the reported net loss.

2.	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned. The provision for income taxes is based on the current quarter activity of the various legal entities and jurisdictions in which the Company operates. As such, the effective tax rate may vary from the customary relationship between income tax expense/(benefit) and pre-tax accounting income/(loss). The Company’s effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of taxable earnings and losses. The Company considers these factors and others, including its history of generating taxable earnings, in assessing its ability to realize deferred tax assets. The effective tax rate for the quarter ended September 27, 2008 was near 0% due to a valuation allowance being placed on the tax effect of the Company’s net operating losses recorded during the period. The effective tax rate from continuing operations for the quarter ended September 29, 2007 was 38% due to an increased effect on the annual tax rate from permanent differences.

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

Subsequent to the final working capital adjustment, the sale resulted in a gain, net of tax of approximately $519,000. In addition, Phoenix Footwear and Tactical entered into a $1.5 million Transition Services Agreement for which the Company provided ongoing administrative and other services through June 2008 to support new management with the operation of the Altama business. Payment in full on the note and the first payment of $750,000 under the Transition Services Agreement were made on February 29, 2008. An additional payment of $500,000 under the Transition Services Agreement was made on April 1, 2008 and the remaining payment of $250,000 was made on July 1, 2008. The sale of Altama generated a pre-tax loss of approximately $6.9 million. The tax benefit generated by the capital loss from the sale of Altama was used to offset the tax obligation generated by the capital gain from the sale of Royal Robbins. The tax benefit realized from the sale of Altama was approximately $7.4 million resulting in a net after tax gain on the sale of approximately $519,000.

Pursuant to the acquisition terms, $3.0 million of the purchase price was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical and was recorded as Restricted Cash. On September 15, 2008, the escrow account was released to the Company and replaced with, for the remainder of the 18 months, a standby letter of credit. In October 2008, the Company had requested that Tactical reduce the amount required to be posted under the letter of credit to secure the indemnification obligation. In connection with those discussions, Tactical sought reimbursement of approximately $572,000 for employee liability related claims. On November 6, 2008, the Company agreed to pay the indemnity claims in exchange for Tactical agreeing to reduce the letter of credit required to secure additional future indemnity obligations to approximately $928,000. The reimbursement of approximately $572,000 will be recognized as expenses from discontinued operations in the fourth quarter of fiscal 2008. Additionally, the Company and Tactical agreed that the Company could recover up to $200,000 from the amount paid on the indemnity claims if it can demonstrate by June 29, 2009 that any of the indemnity claims had been fully resolved prior to the consummation of the transactions contemplated by the sale transaction.

The results of the Royal Robbins business, previously included in the footwear segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 29, 2007. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24), interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three and nine months ended September 27, 2008, interest expense allocated to discontinued operations was $0. During the three and nine months ended September 29, 2007, interest expense allocated to discontinued operations was approximately $200,000 and $2.7 million, respectively.

The following table summarizes the results of the Royal Robbins and Altama businesses for the three and nine months ended September 29, 2007:

	Three months ended September 29, 2007	Nine months ended September 29, 2007
	(In thousands)
Net sales	$3,657	$36,129
Cost of goods sold and operating expenses	4,649	35,282
Other income	22,544	22,540

Earnings before income taxes	21,552	23,387
Income tax expense	8,713	9,402

Earnings from discontinued operations	$12,839	$13,985

4.	INVENTORIES

The components of inventories as of September 27, 2008 and December 29, 2007, net of reserves, were:

	September 27, 2008	December 29, 2007
	(In thousands)
Raw materials	$1,559	$1,945
Work in process	742	249
Finished goods	16,013	17,680

	$18,314	$19,874

5.	INTANGIBLE ASSETS

Intangible assets consist of the following as of September 27, 2008 and December 29, 2007:

	Useful Life (Years)	September 27, 2008	December 29, 2007
		(In thousands)
Unamortizable:
Trademarks and tradenames	—	$340	$340

Amortizing:
Customer lists	5-20	$5,464	$5,464
Covenant not to compete	2-5	2,025	2,025
Other	5	25	25
Less: Accumulated Amortization		(2,701)	(2,246)

Total		$4,813	$5,268

Amortizable intangible assets with definite lives are amortized using the straight-line method over periods ranging from 2 to 20 years. During the three and nine months ended September 27, 2008, aggregate amortization expense was approximately $150,000 and $455,000, respectively. During the three and nine months ended September 29, 2007, aggregate amortization expense was approximately $225,000 and $676,000, respectively.

Amortization expense related to intangible assets at September 27, 2008 in each of the next five fiscal years and beyond is expected to be incurred as follows:

(In thousands)
Remainder of 2008	$149
2009	596
2010	461
2011	326
2012	258
Thereafter	3,023

Total	$4,813

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has a 2001 Long-Term Incentive Plan (“2001 Plan”). Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. The Plan is administered by the compensation committee of the Board of Directors. Total stock-based compensation expense recognized for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows:

The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands)
Selling, general and administrative	$2	$23	$9	$85

Pre-tax stock-based compensation expense	2	23	9	85
Income tax benefit	—	—	—	7

Total stock-based compensation expense	$2	$23	$9	$78

At September 27, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized, excluding performance-based awards, was approximately $27,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

In 2005, the Company began issuing stock rights which cliff vest based on either service or specifically defined performance criteria consisting primarily of revenue, income and shareholder value targets. The performance-based stock rights expire generally within a three to five year period if the performance or service criteria have not been met. These stock rights have an exercise price of $0.00. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares. The Company will recognize compensation expense based on the fair value of the stock rights at the time of grant if and when vesting is considered probable.

The recognition of the cost of service-based stock rights will be amortized using the straight-line method over the requisite service period, net of estimated forfeitures.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. At September 27, 2008, management has assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

At September 27, 2008, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	410	—
Service-based stock rights	—	25
Performance-based stock rights	—	760

Total outstanding stock-based awards	410	785

7.	PER SHARE DATA

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

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(In thousands, except per share data)
Basic net loss per share:
Net loss from continuing operations	$(2,058)	$(1,777)	$(4,578)	$(3,438)

Weighted average common shares outstanding	8,166	8,045	8,136	8,026
Basic net loss from continuing operations per share	$(0.25)	$(0.22)	$(0.56)	$(0.43)

Diluted net loss per share:
Net loss from continuing operations	$(2,058)	$(1,777)	$(4,578)	$(3,438)

Weighted average common shares outstanding	8,166	8,045	8,136	8,026
Effect of stock options, stock rights and warrants outstanding	—	—	—	—

Weighted average common and potential common shares outstanding	8,166	8,045	8,136	8,026
Diluted net loss from continuing operations per share	$(0.25)	$(0.22)	$(0.56)	$(0.43)

Options and stock rights to purchase shares of common stock granted under the 2001 Long-Term Incentive Plan (“2001 Plan”) which totaled 1.2 million and 1.4 million as of September 27, 2008 and September 29, 2007, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held zero and approximately 121,000 shares as of September 27, 2008 and September 29, 2007, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, were classified as treasury stock and therefore were not deemed outstanding for the purpose of determining per share earnings until the time that such shares were allocated to employee accounts. This allocation occurred over a seven-year period which commenced in 2002 and was completed in February 2008. During fiscal 2008 and fiscal 2007, approximately 121,000 shares were allocated each year to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the 2001 Long-Term Incentive Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled approximately 400,000 as of September 27, 2008 and September 29, 2007 and were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

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

On October 3, 2006, the Company notified the sellers under the purchase agreement for the acquisition of Tommy Bahama Footwear that it was withholding payment of the $500,000 holdback that the Company maintained under the terms of the Agreement. The Company had previously notified the sellers that certain acquired assets did not conform to the representations and warranties contained in the purchase agreement. The sellers have demanded payment of the holdback amount. The $500,000 is currently recorded in other current liabilities.

On September 10, 2007, the Company notified the American Red Cross that it was discontinuing participation under the license agreement between the parties. The Company had entered into the license agreement with American Red Cross in April 2006 to use the Red Cross Emblem in connection with the sales and marketing of footwear. In September 2007, the Company learned of certain litigation, in which the Company has not been named as a party, challenging the power and authority of the American Red Cross to license commercial use of the Red Cross Emblem. As a result of the claims alleged in that litigation, the Company made a decision to discontinue its participation under the license agreement. In response to the Company’s notice, the American Red Cross has demanded payment of the remaining minimum royalty payments which it claims under the license agreement of $362,500, plus interest. Although the Company continues to deny its liability for breach under agreement, and intends to vigorously defend against claims initiated, management cannot predict the outcome of the dispute, and, therefore the Company has accrued the minimum royalty payments remaining under the license agreement of $362,500.

The Company has various license agreements to manufacture and distribute products bearing certain trademarks or patents owned by various entities. These agreements expire on various dates between 2009 and 2013. In accordance with these agreements, the Company incurs royalty expenses based on percentages of net product sales. These royalty expenses are included in the Company’s cost of sales as incurred. The terms of the various guarantees provide for no limitation to the maximum potential future payments under these agreements. Future minimum royalty commitments under such license agreements at September 27, 2008 were approximately $10.6 million.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 27, 2008, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Concurrently with the execution of the Credit and Security Agreement, the Company made an initial borrowing thereunder in the amount of $11.2 million, which was used to pay in full the outstanding balances owed to the Company’s then lender, Manufacturers & Traders Trust Company (“M&T”). The Company also terminated the underlying credit agreement, notes, security agreements and related instruments and documents, but left in force a Letter of Credit Reimbursement Agreement between M&T and the Company. In connection with the pay off of the M&T facility, the Company cash collateralized on a dollar-for-dollar basis four letters of credit previously issued by M&T. The Company pledged the cash collateral account to M&T pursuant to a Pledge Account Agreement which the Company entered into with M&T. As of September 27, 2008 there remains one Letter of Credit outstanding with M&T which were in the aggregate face amount of approximately $1.5 million. These letters of credit were drawn upon during the third quarter of fiscal 2008 and are no longer outstanding.

The agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including an annual capital expenditure limitation and minimum net income requirements. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’ security interest, change in control events, material adverse change and certain officers being convicted of felonies. The occurrence of an event of default will increase the interest rate by 3.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to Wells Fargo with respect to indebtedness, whether under the Credit and Security Agreement or otherwise. As of September 27, 2008, the Company was not in compliance with the financial covenant for income before taxes under its Credit and Security Agreement with Wells Fargo. We are presently in discussions with Wells Fargo to obtain a waiver of this past default. There can be no assurance when, or if, an amendment or waiver will be provided.

Debt as of September 27, 2008 and December 29, 2007 consisted of the following:

	September 27, 2008	December 29, 2007
	(In thousands)
Credit and Security Agreement with Wells Fargo; collateralized by all of the Company’s assets; interest payable monthly and bears a rate of Prime minus .25% (stated rate of 4.75% at September 27, 2008)	9,919	—
Revolving line of credit with M&T; secured by accounts receivable, inventory and equipment; interest payable monthly and bears a rate of Prime plus 3.5% (stated rate of 8.0% at December 29, 2007)	—	22,666

Total	9,919	22,666
Less: current portion	9,919	22,666

Non-current portion	$—	$—

10.	OTHER INCOME

For the three and nine months ended September 27, 2008, net other income totaled approximately $0 and $1.5 million, respectively. Other income consisted of $1.5 million that the Company received in fees from Tactical in accordance with the Transition Services Agreement for providing ongoing administrative and other services to the new management of Altama subsequent to the sale of the business in fiscal 2007. For the three and nine months ended September 27, 2007, net other income totaled approximately $30,000 and $28,000, respectively.

11.	SEGMENT INFORMATION

For the three and nine months ended September 27, 2008, the Company’s operating segments were classified into three segments: footwear, premium footwear, and accessories. Through the acquisition of Chambers Belt in fiscal 2005, the Company added the accessories segment. Through the acquisition of Tommy Bahama Footwear in fiscal 2005, the Company added the premium footwear segment. As the H.S. Trask brand has a similar customer base and retail pricing structure to Tommy Bahama Footwear, the H.S. Trask brand was reclassified into the premium footwear segment.

The footwear segment operation designs, develops and markets various moderately-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers located in Brazil and Asia and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers. Beginning January 1, 2006 the Company began selling its footwear and accessories products through its wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent Canadian distributor. For the three and nine months ended September 27, 2008, the Company’s net sales in Canada were $604,000 and $1.6 million, respectively, and for the three and nine months ended September 29, 2007, the Company’s net sales in Canada were $623,000 and $1.4 million, respectively.

On July 2, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, and on December 29, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama. The results of the Royal Robbins business previously included in the footwear and apparel segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. In addition, the footwear and apparel segment has been renamed as the footwear segment.

Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific.

The following table summarizes net sales to customers by operating segment that are 10% or greater.

	Customer Concentration Summary
	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Premium Footwear:
Tommy Bahama Retail	27%	30%	21%	25%
Nordstrom	5%	5%	17%	6%
Accessories:
Wal-Mart	69%	62%	68%	64%

Net sales and operating income (loss) for the three and nine months ended September 27, 2008 and September 29, 2007 are as follows:

	Three Months Ended September 29, 2008	Three Months Ended September 29, 2007	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007
	(In thousands)
Net Revenues
Footwear	$7,371	$8,019	$20,622	$21,511
Premium Footwear	2,338	3,567	9,650	9,678
Accessories	8,960	10,733	28,319	32,273

	$18,669	$22,319	$58,591	$63,462

Operating Income (loss)
Footwear	$1,013	$226	$2,615	$2,740
Premium Footwear	(1,698)	(1,410)	(3,171)	(3,337)
Accessories	518	489	1,872	2,567
Reconciling Items(1)	(1,701)	(2,031)	(4,443)	(6,880)

	$(1,868)	$(2,726)	$(3,127)	$(4,910)

(1)	Represents corporate general and administrative expenses and other expense (income) not utilized by management in determining segment profitability. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The decrease in these expenses during the three and nine months ended September 27, 2008 is related to decreased selling, general and administrative expenses at the corporate level, in addition to $0 and $1.5 million in other income which was recorded during the three and nine months ended September 27, 2008, respectively, related to the Transition Services Agreement which provided for ongoing administrative and other services for the operating of the Altama business post-closing.

12.	RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers Belt brand, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of September 27, 2008 and September 29, 2007, there was approximately $40,000 and $0, respectively, due from Maquiladora Chambers de Mexico, S.A. During the three and nine months ended September 27, 2008, the Company purchased a total of approximately $503,000 and $1.5 million, respectively, and for the three and nine months ended September 29, 2007, the Company purchased a total of approximately $502,000 and $1.6 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

13.	ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

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

14.	SUBSEQUENT EVENTS

On December 29, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama, to Tactical Holdings, Inc. (“Tactical”). At closing, the purchase price of $13.5 million was paid through the delivery of a promissory note and pledge security agreement. Pursuant to the acquisition terms, $3.0 million of the purchase price was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical and was recorded as Restricted Cash. On September 15, 2008, the escrow account was released to the Company and replaced with, for the remainder of the 18 months, a standby letter of credit. In October 2008, the Company had requested that Tactical reduce the amount required to be posted under the letter of credit to secure the indemnification obligation. In connection with those discussions, Tactical sought reimbursement of approximately $572,000 for employee liability related claims. On November 6, 2008, the Company agreed to pay the indemnity claims in exchange for Tactical agreeing to reduce the letter of credit required to secure additional future indemnity obligations to approximately $928,000. The reimbursement of approximately $572,000 will be recognized as expenses from discontinued operations in the fourth quarter of fiscal 2008. Additionally, the Company and Tactical agreed that the Company could recover up to $200,000 from the amount paid on the indemnity claims if it can demonstrate by June 29, 2009 that any of the indemnity claims had been fully resolved prior to the consummation of the transactions contemplated by the sale transaction.

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

Our premium footwear segment consists of H.S. Trask and Tommy Bahama and emphasizes unique leathers, exceptional quality and comfort. Tommy Bahama ® is a premier lifestyle brand for which we have the license to market footwear, hosiery and accessories.

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

On July 2, 2007, we sold our Royal Robbins division to Kellwood Company for a net cash purchase price of $37.2 million, with a resulting gain, net of tax, of $14.3 million. As part of the transaction, we caused a $3.0 million standby letter of credit to be issued by our bank for Kellwood’s benefit to partially fund indemnification payments. We are required to maintain the $3.0 million standby letter of credit for 18 months following the closing, subject to reduction on the first anniversary of the closing to an amount equal to the greater of $1.5 million or the amount of all unresolved indemnification claims made by Kellwood, if any. On July 2, 2008, the first anniversary of the sale of Royal Robbins, we were not notified of any unresolved indemnification claims made by Kellwood, therefore the $3.0 million standby letter of credit was reduced to $1.5 million in accordance with the agreement.

On December 29, 2007, we sold all of the outstanding capital stock of our wholly-owned subsidiary, Altama, to Tactical Holdings, Inc. At closing, the gross purchase price of $13.5 million was paid through the delivery of a promissory note which was paid in its entirety with principal and interest on February 29, 2008. Pursuant to the acquisition terms, $3.0 million of this payment was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical and was recorded as restricted cash. On September 15, 2008, the escrow account was released to the Company and replaced with a standby letter of credit. In October 2008, we had requested that Tactical reduce the amount required to be posted under the letter of credit to secure the indemnification obligation. In connection with those discussions, Tactical sought reimbursement of approximately $572,000 for employee liability related claims. On November 6, 2008, we agreed to pay the indemnity claims in exchange for Tactical agreeing to reduce the letter of credit required to secure additional future indemnity obligations to approximately $928,000. The reimbursement of approximately $572,000 will be recognized as expenses from discontinued operations in the fourth quarter of fiscal 2008. Additionally, we and Tactical agreed that the Company could recover up to $200,000 from the amount paid on the indemnity claims if it can demonstrate by June 29, 2009 that any of the indemnity claims had been fully resolved prior to the consummation of the transactions contemplated by the sale transaction.

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

We used the net proceeds from both the Royal Robbins and Altama sales (other than the amount deposited into escrow) to retire outstanding bank debt. On June 16, 2008, we entered into a secured credit facility with a new lender, Wells Fargo Bank, N.A., or Wells Fargo. The facility includes a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. This new credit facility replaces our prior credit facility with Manufacturers & Traders Trust Company, or M&T. As of September 27, 2008, we had $9.9 million of bank debt outstanding under our revolving line of credit. All payments on accounts receivable go directly to the lender as a reduction of the debt. Although we expect that the reduction in the letter of credit posted for the Altama sale indemnification obligations will help our availability under the line of credit, we are still in discussions with the bank to obtain a waiver of a past financial covenant default and amend future financial covenants. We were in default of the financial covenant for income before taxes as of the end of our third quarter and expect that we will not meet this financial covenant as of the end of fiscal 2008. There can be no assurance when, or if, an amendment or waiver will be provided.

In October 2008, our Board of Directors formed a Special Committee of independent outside directors to consider strategic opportunities, including proposals for the purchase of the Company or one or more of its divisions, in an effort to enhance stockholder value. The Special Committee is authorized to negotiate on behalf of the Board of Directors and to consider, pursue and accept or reject any proposals received, subject to required stockholder approval. James R. Riedman, our Chairman of the Board and largest stockholder, has expressed an interest in forming a group to make a proposal to the Special Committee.

The Special Committee’s members include Steven DePerrior, Gregory Harden, John Kratzer and Fred Port. The Committee has retained BB&T Capital Markets as its independent financial advisor to assist it in its work. The Committee has also retained independent legal counsel. The Special Committee has not received a proposal of any kind as of the date of this report and there can be no assurance that any definitive offer will be made, that any definitive agreement will be executed or if a definitive offer is received, that any transaction will be approved or consummated. The Special Committee does not intend to provide ongoing disclosure with respect to the progress of its work unless a definitive agreement is approved and executed unless the Committee believes disclosure is otherwise appropriate.

Results of Operations

Fiscal Quarter Ended September 27, 2008 Compared to Fiscal Quarter Ended September 29, 2007

The following table sets forth selected consolidated operating results for each of the quarterly periods indicated, presented as a percentage of net sales.

	Three Months Ended
	September 27, 2008		September 29, 2007		Increase (Decrease)
	(In thousands)
Net sales	$18,669	100%	$22,319	100%	$(3,650)	(16%)
Cost of goods sold(1)	12,538	67%	16,738	75%	(4,200)	(25%)

Gross profit	6,131	33%	5,581	25%	550	10%
Operating expenses:
Selling, general and administrative expense	7,999	43%	8,337	37%	(338)	(4%)
Other (income) expense, net	—	—%	(30)	—%	(30)	(100%)

Total operating expenses	7,999	43%	8,307	37%	(308)	(4%)

Operating loss	(1,868)	(10%)	(2,726)	(12%)	(858)	(31%)
Interest expense, net	183	1%	442	2%	(259)	(59%)

Loss before income taxes and discontinued operations	(2,051)	(11%)	(3,168)	(14%)	(1,117)	(35%)
Income tax expense (benefit)	7	—%	(1,391)	(6%)	(1,398)	* %

Loss before discontinued operations	(2,058)	(11%)	(1,777)	(8%)	281	16%
(Loss) earnings from discontinued operations	(60)	—%	12,839	58%	(12,899)	* %

Net (loss) income	$(2,118)	(11%)	$11,062	50%	$(13,180)	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales were approximately $18.7 million and $22.3 million for the third quarters of fiscal 2008 and 2007, respectively. Net sales for our footwear, premium footwear and accessories segments decreased by 8%, 36% and 16%, respectively, from the same period in fiscal 2007 largely as a result of lower retail demand from the difficult economic environment.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profits were approximately $6.1 million and $5.6 million for the third quarters of fiscal 2008 and 2007, respectively. This represents an increase of approximately $500,000, or 10% from the same period in fiscal 2007. Consolidated gross margins as a percentage of sales were 33% and 25% for the third quarters of fiscal 2008 and 2007, respectively. Gross margin increased from the same period in fiscal 2007 in our footwear segment primarily due to higher per unit sales prices, decreased closeout sales and decreased air freight charges and in our accessories segment due to improved efficiencies in the manufacturing operations that are resulting in reduced product costs.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative expenses, or SG&A, were approximately $8.0 million, or 43% of net sales, and $8.3 million, or 37% of net sales, for the third quarters of fiscal 2008 and 2007, respectively. The increase in the percentage of net sales from the same period in fiscal 2007, while the total expenses decreased slightly between the same periods, is primarily attributable to lower sales, offset by higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Consolidated Interest Expense, net, from Continuing Operations

Consolidated interest expense, net, was approximately $183,000 and $442,000 for the third quarters of fiscal 2008 and 2007, respectively. The decrease in interest expense from the same period in fiscal 2007 is due to the lower debt balances. As of September 27, 2008 and September 29, 2007, the outstanding debt balances were approximately $9.9 million and $22.7 million, respectively.

Net Earnings from Discontinued Operations

Net loss from discontinued operations for the third quarter of fiscal 2008 was approximately $60,000 compared to net earnings from discontinued operations of approximately $12.8 million for the third quarter of fiscal 2007. Net loss per share from discontinued operations was $0.01 for the third quarter of fiscal 2008 and net earnings per share from discontinued operations was $1.60 for the third quarter of fiscal 2007. Net earnings from discontinued operations for the third quarter of fiscal 2007 consisted primarily of the one-time after-tax gain from the sale of Royal Robbins of approximately $14.0 million realized during the third quarter of fiscal 2007, offset by Altama’s after-tax operating loss of approximately $1.2 million. Income tax expense and related effective tax rate for discontinued operations were approximately $8.7 million and 40%, respectively, for the third quarter of 2007.

Footwear

Net Sales

Net sales were approximately $7.4 million and $8.0 million for the third quarters of fiscal 2008 and 2007, respectively. The decrease of approximately $600,000, or 8%, from the same period in fiscal 2007 was primarily attributable to lower demand experienced in a difficult economic environment.

Gross Profit

Gross profits were approximately $3.3 million and $2.3 million for the third quarters of fiscal 2008 and 2007, respectively. This represents an increase of approximately $1.0 million, or 42% from the same period in fiscal 2007. Gross margins were 44% and 29% for the third quarters of fiscal 2008 and 2007, respectively. Inventory write-offs and liquidation costs associated with the discontinuance of the American Red Cross product line resulted in negative margins of approximately $525,000 during the third quarter of fiscal 2007 for this specific product line. The remaining increase in gross margin is partially due to higher per unit sales prices along with decreased closeout sales and air freight charges.

Operating Expenses

SG&A expenses were approximately $2.2 million, or 30% of net sales, and $2.1 million, or 26% of net sales, for the third quarters of fiscal 2008 and 2007, respectively. The increase of approximately $100,000, or 5%, from the same period in fiscal 2007 is primarily attributable to higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Premium Footwear

Net Sales

Net sales were approximately $2.3 million and $3.6 million for the third quarters of fiscal 2008 and 2007, respectively. The decrease of approximately $1.3 million, or 36%, from the same period in fiscal 2007 was primarily attributable to lower demand experienced in a difficult economic environment across all distribution channels.

Gross Profit

Gross profits were approximately $300,000 and 600,000 for the third quarters of fiscal 2008 and 2007, respectively. This represents a decrease of approximately $300,000, or 50% from the same period in fiscal 2007. Gross margins were 13% and 18% for the third quarters of fiscal 2008 and 2007, respectively. The decrease in gross margin is primarily due to the sales mix and an increase, as a percentage of sales, in minimum Tommy Bahama royalty expenses.

Operating Expenses

SG&A expenses were approximately $2.0 million, or 85% of net sales, and $2.0 million, or 57% of net sales, for the third quarters of fiscal 2008 and 2007, respectively. The increase in the percentage of net sales from the same period in fiscal 2007, while the total expenses remained flat between the same periods, is primarily attributable to lower sales, offset by higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Accessories Business

Net Sales

Net sales were approximately $9.0 million and $10.7 million for the third quarters of fiscal 2008 and 2007, respectively. The decrease of approximately $1.7 million, or 16%, from the same period in fiscal 2007 was primarily attributable to lower demand experienced in a difficult economic environment.

Gross Profit

Gross profits were approximately $2.6 million for the third quarters of fiscal 2008 and 2007. Gross margins were 29% and 25% for the third quarters of fiscal 2008 and 2007, respectively. The increase in gross margin as a percentage of sales from the same period in fiscal 2007 is due primarily to improved efficiencies in the manufacturing operations that are resulting in reduced production costs.

Operating Expenses

SG&A expenses were approximately $2.1 million, or 23% of net sales, and $2.2 million, or 20% of net sales, for the third quarters of fiscal 2008 and 2007, respectively. The increase in the percentage of net sales from the same period in fiscal 2007, while the total expenses remained relatively flat between the same periods, is primarily attributable to lower sales, offset by higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Fiscal Nine Months Ended September 27, 2008 Compared to Fiscal Nine Months Ended September 29, 2007

The following table sets forth selected consolidated operating results for each of the nine month periods indicated, presented as a percentage of net sales.

	Nine Months Ended
	September 27, 2008		September 29, 2007		Increase (Decrease)
	(In thousands)
Net sales	$58,591	100%	$63,462	100%	$(4,871)	(8%)
Cost of goods sold(1)	38,456	66%	42,878	68%	(4,422)	(10%)

Gross profit	20,135	34%	20,584	32%	(449)	(2%)
Operating expenses:
Selling, general and administrative expense	24,762	42%	25,522	40%	(760)	(3%)
Other (income) expense, net	(1,500)	(3%)	(28)	—%	1,472	* %

Total operating expenses	23,262	39%	25,494	40%	(2,232)	(9%)

Operating loss	(3,127)	(5%)	(4,910)	(8%)	(1,783)	(36%)
Interest expense, net	1,406	2%	1,107	2%	299	27%

Loss before income taxes and discontinued operations	(4,533)	(8%)	(6,017)	(10%)	(1,484)	(25%)
Income tax expense (benefit)	45	—%	(2,579)	(4%)	(2,624)	* %

Loss before discontinued operations	(4,578)	(8%)	(3,438)	(5%)	(1,140)	33%
Earnings from discontinued operations	21	—%	13,985	22%	(13,964)	(100%

Net loss	$(4,557)	(8%)	$10,547	(17%)	$(15,104)	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales were approximately $58.6 million and $63.5 million for the first nine months of fiscal 2008 and 2007, respectively. Our footwear, premium footwear and accessories segments decreased by 4%, 1% and 12%, respectively, from the same period in fiscal 2007 largely as a result of lower retail demand from the difficult economic environment.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profits were approximately $20.1 million and $20.6 million for the first nine months of fiscal 2008 and 2007, respectively. Consolidated gross margins as a percentage of sales were 34% and 32% for the first nine months of fiscal 2008 and 2007, respectively. Gross margin increased from the same period in fiscal 2007 in our footwear segment due to higher per unit sales prices along with decreased closeout sales and air freight charges and in our accessories segment due to improved efficiencies in the manufacturing operations that are resulting in reduced product costs.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative expenses, or SG&A, were approximately $24.8 million, or 42% of net sales, and $25.5 million, or 40% of net sales, for the first nine months of fiscal 2008 and 2007, respectively. The increase in the percentage of net sales from the same period in fiscal 2007, while the total expenses decreased slightly between the same periods, is primarily attributable to lower sales, offset by higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Consolidated “Other (income) expense, net” was $1.5 million in net income for the first nine months of fiscal 2008, compared to $28,000 in net income for the first nine months of fiscal 2007. The fiscal 2008 income consisted of $1.5 million received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Consolidated Interest Expense, net, from Continuing Operations

Consolidated interest expense, net, was approximately $1.4 million and $1.1 million for the first nine months of fiscal 2008 and 2007, respectively. The increase in interest expense from the same period in fiscal 2007 is due to the write-off of approximately $620,000 of debt issuance costs previously capitalized under our previous credit facility, which was replaced during the second quarter of fiscal 2008. This increase is offset by reduced interest as a result of lower debt balances. As of September 27, 2008 and September 29, 2007, the outstanding debt balances were approximately $9.9 million and $22.7 million, respectively.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations for the first nine months of fiscal 2008 was approximately $21,000 compared to approximately $14.0 million for the first nine months of fiscal 2007. Net earnings per share from discontinued operations were $0 and $1.74 for the first nine months of 2008 and 2007, respectively. Net earnings from discontinued operations for the first nine months of fiscal 2007 consisted primarily of the after-tax gain from the sale of Royal Robbins of approximately $14.0 million realized during the year. Income tax expense and related effective tax rate for discontinued operations were approximately $9.0 million and 40%, respectively, for the first nine months of 2007.

Footwear

Net Sales

Net sales were approximately $20.6 million and $21.5 million for the first nine months of fiscal 2008 and 2007, respectively. The decrease of approximately $900,000, or 4%, from the same period in fiscal 2007 was primarily attributable to lower demand experienced in a difficult economic environment.

Gross Profit

Gross profits were approximately $8.8 million and $8.4 million for the first nine months of fiscal 2008 and 2007, respectively. This represents an increase of approximately $400,000, or 5% from the same period in fiscal 2007. Gross margins were 43% and 39% for the first nine months of fiscal 2008 and 2007, respectively. Inventory write-offs and liquidation costs associated with the discontinuance of the American Red Cross product line resulted in negative margins of approximately $465,000 during the first nine months of fiscal 2007 for this specific product line.

Operating Expenses

SG&A expenses were approximately $6.2 million, or 30% of net sales, and $5.7 million, or 26% of net sales, for the first nine months of fiscal 2008 and 2007, respectively. The increase of approximately $500,000, or 9%, from the same period in fiscal 2007 is primarily attributable to higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Premium Footwear

Net Sales

Net sales were approximately $9.6 million and $9.7 million for the first nine months of fiscal 2008 and 2007, respectively. The decrease of approximately $100,000, or 1%, from the same period in fiscal 2007 was a result of lower external internet and our own direct-to-consumer sales in the third quarter of fiscal 2008 that offset net sales growth from the first two quarters of fiscal 2008 as compared to the same periods in 2007.

Gross Profit

Gross profits were approximately $2.8 million for the first nine months of fiscal 2008 and 2007. Gross margins were 29% for the first nine months of fiscal 2008 and 2007. Slightly higher margins from our Tommy Bahama brand were offset by slightly lower margins from our H.S. Trask brand during the first nine months of fiscal 2008.

Operating Expenses

SG&A expenses were approximately $5.9 million, or 61% of net sales, and $6.1 million, or 63% of net sales, for the first nine months of fiscal 2008 and 2007, respectively. The slight decrease in both the expenses and the percentage of net sales from the same period in fiscal 2007 is primarily the result of investments in the redesign and development of product for our Tommy Bahama brand during fiscal 2007, offset slightly by higher absorption of corporate shared services post divestiture of our Royal Robbins and Altama business units.

Accessories Business

Net Sales

Net sales were approximately $28.3 million and $32.3 million for the first nine months of fiscal 2008 and 2007, respectively. The decrease of approximately $4.0 million, or 12%, from the same period in fiscal 2007 was primarily attributable to lower demand experienced in a difficult economic environment.

Gross Profit

Gross profits were approximately $8.5 million and $9.4 million for the first nine months of fiscal 2008 and 2007, respectively. Gross margins as a percentage of sales were 30% and 29% for the first nine months of fiscal 2008 and 2007, respectively. The slight increase in gross margin as a percentage of sales from the same period in fiscal 2007 is due primarily to improved efficiencies in the manufacturing operations that are resulting in reduced product costs. The decrease in gross margin from the same period in fiscal 2007 is primarily due to sales pricing pressures experienced in a difficult economic environment combined with a higher sales mix of licensed product which resulted in higher royalties as a percent of sales.

Operating Expenses

SG&A expenses were approximately $6.7 million, or 24% of net sales, and $6.8 million, or 21% of net sales, for the first nine months of fiscal 2008 and 2007, respectively. The increase in the percentage of net sales from the same period in fiscal 2007, while the total expenses remained relatively flat between the same periods, is primarily attributable to lower sales, offset by higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units.

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures, working capital needs and financing for acquisitions. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

The consolidated financial statements have been prepared assuming that we will continue as a going concern. Our independent registered public accounting firm issued a report, dated April 11, 2008, on our consolidated financial statements as of December 29, 2007 that included an explanatory paragraph referring to our inability to meet the financial covenants under our bank credit agreement that raised substantial doubt about our ability to continue as a going concern. The Company did not request a waiver for the respective default as it was in the process of replacing the existing facility with a new lender. In June 2008, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. We were in default of the financial covenant for income before taxes as of the end of our third quarter. Additionally, we expect that we will not meet this financial covenant as of the end of fiscal 2008. We are presently in discussions with our bank to obtain a waiver of this past default and amend future financial covenants. If we fail to obtain a waiver or amendment with respect to a default under our credit arrangement, our bank could, among other things, declare our debt to be immediately due and payable. This could require us to either obtain a new credit facility or issue equity securities. A new credit facility following acceleration would likely have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we will able to obtain a waiver or amendment with respect to our current facility or obtain replacement financing or issue sufficient equity securities to refinance our current bank debt. Additionally, our ability to amend this facility, obtain a replacement facility or access additional capital may be made more difficult due to the current global financial crisis and its effect on the capital markets.

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

Bank Credit Agreement

In June 2008, we and our subsidiaries entered into a Credit and Security Agreement with Wells Fargo for a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bear interest at prime rate minus .25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums, and .25% downward adjustment if a required net income amount is earned by the Company for fiscal 2008. At September 27, 2008, the available borrowing capacity under the revolving line of credit, net of outstanding letters of credit was $1.1 million. All payments on accounts receivable go directly to the lender as a reduction of the debt.

The agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, including an annual capital expenditure limitation and a minimum quarterly net income requirement. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’s security interest, change in control events, material adverse change and certain officers being convicted of felonies. The occurrence of an event of default will increase the interest rate by 3.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to Wells Fargo with respect to indebtedness, whether under the Credit and Security Agreement or otherwise. We were in default of the financial covenant for income before taxes as of the end of our third quarter. Additionally, we expect that we will not meet this financial covenant as of the end of fiscal 2008. We are presently in discussions with our bank to obtain a waiver of this past default and amend future financial covenants.

Concurrently with the execution of the Credit and Security Agreement, we made an initial borrowing thereunder in the amount of $11.2 million, which we used to pay in full the outstanding balances owed to our then lender, Manufacturers & Traders Trust Company (“M&T”). We also terminated the underlying credit agreement, notes, security agreements and related instruments and documents, but left in force a Letter of Credit Reimbursement Agreement between M&T and us. In connection with the pay off of the M&T facility, we cash collateralized on a dollar-for-dollar basis four letters of credit previously issued by M&T which were in the aggregate face amount of $1.5 million. These letters of credit were drawn upon during the third quarter of fiscal 2008 and are no longer outstanding.

Working Capital

Working capital at the end of the third quarter of fiscal 2008 of approximately $14.0 million reflects current assets of approximately $35.6 million in excess of current liabilities of approximately $21.6 million, compared to approximately $18.7 million of working capital at the end of fiscal 2007.

Our current ratio, the relationship of current assets to current liabilities (adjusted to exclude the reclassification of long term debt at December 29, 2007), was 1.6 at September 27, 2008, compared to 4.2 at December 29, 2007. Current assets decreased $18.5 million during the nine months ended September 27, 2008, primarily due to the pay down of our debt following the sale of our Altama subsidiary. Accounts receivable days sales outstanding from continuing operations was 83 days at the end of the third quarter of fiscal 2008 compared to 91 days for the prior year comparable period.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

Changes in Cash Flow

The following table sets forth our change in cash flow:

	Nine months ended
	September 27, 2008	September 29, 2007
	(In thousands)
Cash provided by (used in) Operating Activities	$(2,900)	$(3,448)
Cash provided by (used in) Investing Activities	12,834	36,731
Cash provided by (used in) Financing Activities	(11,817)	(33,600)

Net Increase (Decrease) in Cash	$(1,883)	$(317)

Cash Flows Used in Operations: During the first nine months of fiscal 2008 our net cash used in operating activities was approximately $2.9 million compared to $3.4 million used in operating activities during the comparable period of fiscal 2007. The net increase in cash provided by operating activities during fiscal 2008, compared to fiscal 2007, was partially due to a net increase of approximately $133,000 in cash provided by operating activities of discontinued operations. Net cash used in operating activities from continuing operations for the first nine months of fiscal 2008 was approximately $2.9 million. This cash outflow was due to a

$4.6 million net loss from continuing operations and a $2.8 million decrease in operating liabilities, offset by a $3.0 million decrease in operating assets and $1.5 million of non-cash adjustments to reconcile net loss from continuing operations to net cash used in operating activities.

Cash Flows Provided by Investing Activities: In the first nine months of fiscal 2008, our cash provided by investing activities totaled approximately $12.8 million compared to $36.7 million provided by investing activities in the comparable period of fiscal 2007. During fiscal 2008, net cash provided by investing activities was due to the net proceeds of approximately $13.5 million received from the sale of Altama, offset by approximately $670,000 in capital expenditures mostly related to an upgrade to our ERP system. During the comparable period of fiscal 2007, cash provided by investing activities was due to the net proceeds of approximately $37.2 million received from the sale of Royal Robbins, offset by approximately $340,000 in improvements at our manufacturing facility, enhancement of our e-commerce platform and expenditures incurred in the integration of our operations across all brands.

Cash Flows Used in Financing Activities: For the first nine months of fiscal 2008, our net cash used in financing activities was approximately $11.8 million compared to $33.6 million net cash used in financing activities for the comparable period of fiscal 2007. The net cash used in fiscal 2008 was due to the repayment of amounts due on our line of credit, primarily made with the proceeds from the sale of Altama in December 2007 received during fiscal 2008, offset by additional draws on the line of credit. The net cash used in fiscal 2007 was due to the repayment of amounts due on our revolving line of credit, primarily made with the proceeds from the sale of Royal Robbins, offset by additional draws on the line of credit.

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

Critical Accounting Policies

As of September 27, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended December 29, 2007.

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, our decision to explore a possible sale of the Company and other strategic opportunities, our efforts to obtain a waiver of financial covenant defaults and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” below and in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2008, our wholly owned subsidiary, Chambers Belt Company, completed the implementation of our ABS enterprise resource planning system. This change in information system platform for our financial and operational systems was part of our project to upgrade ABS and unify all brands to a single enterprise resource planning system. ABS integrates our operational and financial systems and expands the functionality of our financial reporting processes. Management believes the conversion and implementation of ABS strengthened its existing internal control over financial reporting by automating the financial reporting process of the Chambers Belt Company brands.

Other than the change mentioned above, no other changes in our internal control over financial reporting occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2007 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). As of September 27, 2008, our risk factors have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007, except as follows:

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank.

We have secured a credit facility with our bank, Wells Fargo Bank, N.A., entered into in June 2008. Under the facility we can borrow up to $17 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20 million. The credit facility also includes a $7.5 million letter of credit sub facility. As of September 27, 2008, we had $9.9 million outstanding under this facility with $1.1 million of borrowing capacity. In the future, we may incur additional indebtedness in connection with acquisitions or for other purposes.

All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants. We were in default of the financial covenant for income before taxes as of the end of our third quarter. Additionally, we expect that we will not meet this financial covenant as of the end of fiscal 2008. We are presently in discussions with our bank to obtain a waiver of this past default. If we fail to obtain a waiver or amendment with respect to a default under our credit arrangement, our bank could, among other things, declare our debt to be immediately due and payable. This could require us to either obtain a new credit facility or issue equity securities. A new credit facility following acceleration would likely have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we will able to obtain a waiver or amendment with respect to our current facility or obtain replacement financing or issue sufficient equity securities to refinance our current bank debt. Additionally, our ability to amend this facility, obtain a replacement facility or access additional capital may be made more difficult due to the current global financial crisis and its effect on the capital markets. If we are unable to pay off the facility, the bank could foreclose on our assets, which may result in a complete loss of your investment.

The trading price for our common stock has been and may continue to be volatile.

The trading price of our common stock has been volatile and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors and other general macroeconomic conditions unrelated to our financial performance may also affect our stock price.

Recent disruptions in the overall economy could lead to reduced consumer demand for our products and could lead to a reduction in our net sales, and thus in our ability to obtain credit.

In addition to consumer fashion preferences, consumer-spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. The consumer environment has been particularly challenging over the last several quarters. The recent disruptions in the overall economy and financial markets could further reduce consumer income, liquidity, credit and confidence in the economy, and result in further reductions in consumer spending. Further deterioration of the consumer spending environment would be harmful to our financial position and results of operations, could adversely affect our ability to comply with our covenants under our credit facility

Item 3.	Default Upon Senior Securities

We were in default of the financial covenant for income before taxes as of the end of our third quarter under our credit facility agreement with Wells Fargo Bank, N.A. We are presently in discussions with our bank to obtain a waiver of this past default. Nonetheless, there can be no assurance that when, or if, an amendment or waiver will be provided.

Item 6.	Exhibits

10.1	Employment Agreement between Phoenix Footwear Group, Inc. and James R. Reidman dated August 6, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 12, 2008 (SEC File No. 001-31309)*

10.2	Item 5.02 of the Current Report on Form 8-K dated September 24, 2008 (SEC File No. 001-31309) (describing the compensation arrangement for P. Douglas Ford, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K dated September 24, 2008)*

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of P. Douglas Ford pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/S/ CATHY B. TAYLOR
Cathy B. Taylor President and Chief Executive Officer

By:	/S/ P. DOUGLAS FORD
P. Douglas Ford Chief Financial Officer

Date: November 12, 2008

EXHIBIT INDEX

10.1	Employment Agreement between Phoenix Footwear Group, Inc. and James R. Reidman dated August 6, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 12, 2008 (SEC File No. 001-31309)*

10.2	Item 5.02 of the Current Report on Form 8-K dated September 24, 2008 (SEC File No. 001-31309) (describing the compensation arrangement for P. Douglas Ford, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 of the Current Report on Form 8-K dated September 24, 2008)*

31.1	Certification of Cathy B. Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of P. Douglas Ford pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.