Form 10-K
period 2009-01-03
PHOENIX FOOTWEAR GROUP INC
filed 2009-04-20
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 3, 2009

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

(760) 602-9688

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	NYSE Alternext US

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 27, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,814,667, based on the closing sale price of $1.43 on such date as reported on the NYSE Alternext US (formerly the American Stock Exchange).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2009
Common Stock, $.01 par value per share	8,382,762 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held in 2009 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

PART I

Item 1.	Business

General

We design, develop and market men’s and women’s footwear and accessories. The brands we own include Trotters®, SoftWalk®, and H.S. Trask®, and we hold belt and accessory licenses for the Wrangler brand. We also currently develop and sell private label brand belts and leather accessories for national retailers, but are in the process of withdrawing from this business.

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. Segment revenues were generated from the sale of footwear and accessories through wholesale channels, direct to consumer catalogs and website sales.

We operate and report using a 52-53 week fiscal year ending on the Saturday nearest to December 31. The Company refers to the fiscal year ended December 29, 2007 as “fiscal 2007,” to the fiscal year ended January 3, 2009 as “fiscal 2008,” and to the fiscal year ending January 2, 2010 as “fiscal 2009.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and 13-week fiscal quarters. Fiscal 2007 and fiscal 2009 each include 52 weeks and fiscal 2008 includes 53 weeks.

Key Developments and Business Initiatives

We have been engaged in the manufacture or importation and sale of quality footwear since 1882. Prior to 1996, we were a manufacturer and seller of men’s and women’s slippers. From 2000 through 2005, we grew the Company through a series of acquisitions. Those acquisitions included the purchases of: Penobscot Shoe Company and its footwear brands Trotters and SoftWalk; H.S. Trask & Co., a western footwear brand company; Royal Robbins, an apparel brand company; Altama Delta Corporation, a military boot manufacturer and wholesaler; Chambers Belt Company, a leather belt and accessories company which holds Wrangler licenses; and Paradise Shoe Company, which held the Tommy Bahama footwear and accessories license.

More recently, the Company exited a number of these businesses in the wake of deteriorating market conditions and violations of bank covenants. In July 2007, we exited the apparel business by selling all of the outstanding capital stock of Royal Robbins, Inc., and other related assets, to Kellwood Company. In December 2007, we exited the military boot market through the sale of all of the outstanding Altama capital stock to Tactical Holdings, Inc. For more details on these transactions, see “Management Discussion & Analysis — Overview.”

On November 11, 2008 we announced the formation of a Special Committee of independent directors to explore strategic alternatives. The Committee retained BB&T Capital Markets as its independent financial advisor to assist it in its work. Following its formation, the committee explored ways to increase value for our stockholders including a potential sale of our Company as well as our separate operating divisions. After evaluating available opportunities, the Special Committee has directed management to focus on ways to return our Company to profitability and reduce or eliminate our bank debt.

In response to the Special Committee’s directive, during the first quarter of fiscal 2009, the Company developed and implemented the following key initiatives:

•	We exited the Tommy Bahama business and are in the process of liquidating its working capital;

•	We restructured and reduced the size of our business operations; and

•

We are in the process of exiting our Chambers belt and accessories business, and are negotiating to sell the private label business and certain of its assets, following which we plan to wind-down the Wrangler license business as those licenses expire unrenewed and monetize the associated our working capital.

In February 2009, we terminated our Tommy Bahama license agreement. At the same time, we discontinued production and sales of Tommy Bahama branded products other than pending orders and sales to Tommy Bahama Group to fulfill a products purchase agreement. By shutting down the Tommy Bahama footwear division, we eliminated a division which incurred operating losses of $2.4 million and $3.5 million during fiscal 2008 and fiscal 2007, respectively. Additionally, we are in the process of monetizing the associated working capital and plan to use the resulting proceeds to reduce our bank debt by an estimated $2.5 million. In the first quarter of fiscal 2009, we will report the results of our Tommy Bahama business as discontinued operations. In connection with this action, in the first quarter of fiscal 2009, we will record a pre-tax charge of between $680,000 and $830,000.

During the first quarter of fiscal 2009, we took steps to reduce our corporate overhead. In addition to the 3 positions eliminated relating to the Tommy Bahama business, 13 managerial and support positions were also eliminated. This restructuring is expected to result in an estimated savings of greater than $2.0 million in annual payroll and related expenses. In connection with this action, in the first quarter of fiscal 2009, we will record a pre-tax restructuring charge of approximately $1.0.

Our exclusive Wrangler licenses for the leather belts and accessories terminate on December 31, 2009 for the mass market and December 31, 2010 for the Western market. Wrangler Apparel advised us of its intent to directly enter the accessories business and take in-house its Wrangler mass license business. Therefore, the mass license will not be renewed. We expect that Wrangler Apparel will eventually do the same with the Wrangler western license. These licenses have historically been the basis for a substantial portion of Chambers’ revenue. In the wake of this development and in light of the Special Committee’s directive, we have decided to sell our private label accessories business and certain assets. More specifically, we are negotiating with interested third parties the terms of a sale transaction which would include Chambers’ manufacturing equipment, certain Chambers inventory at cost, certain intellectual property and customer relationships. We do not plan to include in a Chambers sale the division’s accounts receivables or Wrangler licenses. Upon closing a transaction, we plan to collect these receivables and wind-down the division’s remaining activities as our Wrangler licenses expire unrenewed. See “Risk Factors — Our exclusive Wrangler mass license for leather belts and accessories expires December 31, 2009 and we do not expect that it will be renewed which will materially adversely affect our operating results unless we are able to identify and successfully execute a strategy that effectively addresses the loss of sales associated with this license.”

We expect that the Tommy Bahama transaction and the planned Chambers transaction would yield sufficient net proceeds to extinguish our bank debt during fiscal 2009. Until a Chambers transaction is agreed upon and entered into, of course, we cannot provide any assurance that a sale will occur or the ultimate amount of proceed that will result from it.

Our fiscal 2009 initiatives further a strategy that we began in fiscal 2007, which had as its goals strengthening our balance sheet, improving our operating margins and returning us to profitability. More specifically, during fiscal 2007 we exited the apparel and military boot businesses through the divestiture of our Royal Robbins and Altama business units. These two sales generated $51.5 million in gross proceeds and resulted in a net after tax gain of approximately $14.7 million. We used these proceeds to pay transaction expenses and reduce our bank debt in both fiscal 2007 and fiscal 2008. We have reported the results of our Royal Robbins and Altama businesses as discontinued operations for all current and prior periods presented, pursuant to Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets (SFAS 144).

We have also reduced the levels of inventory required to service our brands and as a result our fiscal year end inventories decreased from $22.2 million as of December 29, 2007 to $19.6 million as of January 3, 2009. We accomplished this through the sale of considerable amounts of excess inventory and the installation of inventory management practices to reduce standard inventory levels. This process has helped reduce the units and value of inventory necessary to operate our brands.

In fiscal 2007, we undertook several initiatives designed to improve our gross margins. In particular, we reduced our inventory through closeouts and the sale of slower moving goods, which yielded gross margins in fiscal 2006 and fiscal 2007 below the normalized rates for several of our brands. We also made substantial changes to our footwear sourcing network for the purpose of improving our gross margins and pricing flexibility. The sourcing changes resulted in duplicative costs during fiscal 2007. We also began to eliminate these additional costs as products from the new sources entered our supply system over the course of fiscal 2008. During fiscal 2008, our overall gross margins from continuing operations improved from 31.0% in fiscal 2007 to 32.7% in fiscal 2008. Our realigned sourcing operations have yielded more efficient and timely fulfillment of our customer requirements.

Although we are encouraged by the progress we have made and expect to benefit from our restructuring initiatives, we cannot provide any assurance that we will realize the net benefits or proceeds we anticipate from these actions, that we will be able to significantly reduce or eliminate our debt or that we will return to profitability. See “Risk Factors — We have in the past and may in the future incur loses despite our efforts to restructure our business in an effort to return it to profitability.”

Business Overview

After we exit the Chambers private label accessory business, our two main product lines will be Trotters and SoftWalk footwear. We will also continue to hold Wrangler accessories licenses, but anticipate that these businesses will be wound down as these licenses expire unrenewed. Our ongoing, restructured business will also include the H.S. Trask brand which was not profitable during fiscal 2008 or fiscal 2007, but which we are seeking to build using the new products that have been developed during the past two fiscal years. Although we exited the Tommy Bahama business and plan to exit the Chambers private label businesses, we have presented them as continuing operations in this report since we owned and operated them during fiscal 2008.

We plan to seek growth for our restructured business by focusing on what we believe to be our core strengths. These include:

Manufacturing Relationships.    We believe that we have strong relationships with overseas manufacturers who are capable of meeting our requirements for quality and price in a timely fashion. We source all of our footwear products from third parties primarily in Asia, and to a lesser extent, Brazil.

Emphasis on Moderate-to-Premium-Priced Categories in the Market.    We emphasize high-quality foreign sourced products in an effort to maintain competitive gross profit margins. Our footwear brands are sold through better department stores, independent retailers, specialty retailers and web sites.

Customer Relationships.    We support our footwear retailers by maintaining a limited in-stock inventory position for selected styles, which minimizes the time necessary to fill “in season” customer orders. In addition, we provide our wholesale customers with brand specific sales forces, EDI capability, co-op advertising, point-of-sale displays and assistance in evaluating which products are likely to appeal to their retail customer base.

We have historically grown our Company through acquisitions. We do not have any present plans for an acquisition. In the near term, we plan to pursue organic growth by focusing on expanding the distribution of our products.

Product Lines

During fiscal 2008, our product lines consisted of women’s and men’s footwear and accessories. These products emphasize quality, fit and classic styles. They compete predominately in the moderate-priced categories of the market. Several of our products include our patented foot bed technology.

Trotters.    Our Trotters brand primarily competes in the traditional women’s classification at moderate price points. The broad selection of sizes and widths for our Trotters brand fills an important need for our customers. This line emphasizes quality and fit with continuity of style from season to season.

SoftWalk.    Our SoftWalk brand competes in the women’s comfort footwear segment at moderate price points and has, as a fundamental attribute, a patented foot bed which differentiates it from its competitors. All of our SoftWalk products utilize our patented foot bed technology, which provides the consumer with exceptional comfort without compromising style. This product line has exhibited strong growth since its launch in fiscal 2000. We believe SoftWalk’s popularity is attributable to its unique combination of comfort and contemporary styling.

H.S. Trask.    Our H.S. Trask brand is a men’s product line emphasizing its western heritage and the utilization of unique leather materials such as bison and elk. During fiscal 2007 and fiscal 2008, we have invested in the redevelopment of this brand in an effort to grow this brand based on its favorable product positioning and western lifestyle image.

Tommy Bahama.    In fiscal 2005, we entered into an exclusive license for the manufacture and distribution of Tommy Bahama branded men’s, women’s, and children’s footwear, hosiery, belts and men’s small leather goods and accessories in the United States, Canada, Mexico and certain Caribbean Islands for an initial term through May 31, 2012. In February 2009, we terminated this license agreement and shut down the Tommy Bahama division. We will report the results of our Tommy Bahama business as discontinued operations beginning in the first quarter of fiscal 2009.

Accessories Business.    The accessories division holds exclusive licenses to distribute leather belts and certain accessories in the United States, Canada and Mexico in the mass market and the western markets for the “Wrangler Hero®,” “Timber Creek® by Wrangler®,” “Wrangler Jeans Co®,” “Wrangler Outdoor Gear®,” “Wrangler®,” “Wrangler Rugged Wear®,” “20X®” and “Twenty X®” marks. The mass market license agreements continue through December 31, 2009. We do not expect the mass license to be renewed at the end of 2009 or the western license to be renewed at the end of 2010. See “Risk Factors — Our exclusive Wrangler mass license for leather belts and accessories expires December 31, 2009 and we do not expect that it will be renewed which will materially adversely affect our operating results unless we are able to identify and successfully execute a strategy that effectively addresses the loss of sales associated with this license.” Accordingly, we anticipate that this portion of the accessories businesses will be wound down as our Wrangler licenses expire unrenewed.

Our accessories business also includes private label sales of men’s, women’s, juniors’ and boys’ belts and small leather goods. Our private label customers include Wal-Mart, Kmart, Anchor Blue, Pacific Sunwear and Wet Seal. We are currently negotiating to sell this portion of the accessories business and certain assets.

Product Design and Development

We have historically leveraged designers and development teams across multiple product categories. This approach has allowed us to be responsive in the design and product development process, which reduces new product introduction lead times.

Our sales management and marketing departments actively participate in the design and product development process by collaborating on opportunities related to new styles, patterns, design improvements and the incorporation of new materials.

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

We incurred design and product development costs of approximately $1.6 million in fiscal 2008 and $1.9 million in fiscal 2007. During the first quarter of fiscal 2009, we reduced our product design and development team to reflect our restructured business and as a result, we expect our design and production costs will be lower in fiscal 2009.

Sales and Distribution

During fiscal 2008, approximately 10,000 store locations in the U.S. carried our products, including many major department stores, mail order companies, and specialty retailers. Ten major customers represented approximately 59% of our net sales from continuing operations in fiscal 2008 including our largest customer, Wal-Mart, which comprised 32%. Wal-Mart is the largest customer of the Chambers’ private label accessories business and, therefore, we expect that our sales to Wal-Mart will be significantly reduced during the current fiscal year and thereafter due to the planned Chambers asset sale.

Footwear and Premium Footwear.    Our casual and dress footwear products are primarily sold to retailers and catalog companies through our own employee sales force that covers much of the U.S. and through independent sales representatives for certain brands. The Trotters and SoftWalk brands are sold primarily through independent retailers and department stores. Beginning in January 2006, we began selling our Trotters and SoftWalk footwear products through our wholly-owned Canadian subsidiary. We sell our H.S. Trask products domestically through a combination of contracted key regional independent representatives and sales representative agencies. We also sold H.S. Trask footwear products in Canada through our wholly-owned subsidiary.

During fiscal 2008, we sold our Tommy Bahama products through Tommy Bahama retail stores, department stores, web sites and independent stores and chains throughout the United States, utilizing our own employee sales force and independent sales representatives. In February 2009, we discontinued selling our Tommy Bahama product line and entered into an agreement to sell our remaining Tommy Bahama inventory to the Tommy Bahama Group, Inc.

Accessories.    During fiscal 2008, we sold our accessories to department stores, specialty account, discount chains and mass merchandisers. We did so through a dedicated employee sales force.

Consumer Direct

We believe our e-commerce web sites complement our existing wholesale business by increasing consumer awareness of our brands. Sales through our internet web sites represented approximately 2.6% and 2.2% of our net sales for fiscal 2008 and 2007, respectively. The products marketed through consumer direct channels are sold at our suggested retail price, enabling us to maintain the full retail margins. Our products can be purchased at www.softwalkshoes.com; www.trotters.com; and www.hstrask.com.

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

Manufacturing and Sourcing

Footwear and Premium Footwear.    We source our products in our footwear and premium footwear segments entirely through independent foreign third-party manufacturing facilities. We provide the independent manufacturers with detailed specifications and quality control standards. We currently source our footwear products for these segments primarily from China. We employ our own China based staff to monitor the production process to ensure high quality standards and timely delivery. We do not maintain long-term purchase commitments with our manufacturers, but rather use individual purchase orders. We use multiple sources for our foreign sourced products in an effort to reduce the risk of reliance on any one manufacturing facility or company. We believe that the various raw materials and components used in the manufacture of our products are generally available from multiple sources at competitive prices. See “Risk Factors — Our reliance on independent manufacturers for almost all of our footwear products and some of our accessories product, with whom we do not have long-term written agreements, could cause delay and damage customer relationships.”

Accessories.    During fiscal 2008, our accessories division used both internal and outsourced manufacturing capabilities creating significant manufacturing flexibility. These manufacturing resources have included company-owned manufacturing facilities in City of Commerce, California, an exclusive third party full service manufacturing facility in Pitiquito, Mexico and a network of suppliers and sub-contractors in Asia. In connection with the planned Chambers sale, which we are seeking, we plan to discontinue manufacturing operations and to use outsourced manufacturing to meet any temporary needs for product to the extent required for our Wrangler licenses until they expire.

Seasonality and Weather

Footwear and Premium Footwear.    Our product lines in our footwear segments are sold during two distinct selling seasons, Spring/Summer and Fall/Winter. We attempt to design and develop our new product introductions for these segments to coincide with this seasonal trend. Trotters and SoftWalk sales are approximately evenly split between these two seasons, Tommy Bahama was weighted more heavily to sales in the spring and summer season, while H.S. Trask is predominantly a fall line.

Accessories.    Our product lines in the accessories segment have historically been sold throughout the year with a slightly higher weighting in the second half of the year which is driven by the “back to school” and holiday selling seasons.

Backlog

Footwear and Premium Footwear.    For sales made in our footwear and premium footwear segment, we typically enter a selling season four to six months in advance of the orders being shipped. For our footwear business, approximately 50% of our sales have been based on orders placed in advance of the selling season and the remaining sales have been on an at once basis during the selling season. We have backlog orders for our Spring business in December of the preceding year and for our Fall business in June of the same year. As of March 18, 2009, our footwear and premium footwear segments had cancelable backlog orders of approximately $5.1 million, compared with approximately $7.6 million as of March 11, 2008. We anticipate the majority of our backlog orders as of March 18, 2009 will be filled during the second quarter of fiscal 2009.

Accessories.    For accessories sales, approximately 25% of our net sales have been based on orders placed in advance of the selling season and the remaining sales are on an at once basis. As of March 18, 2009 and March 11, 2008, our accessories segment had cancelable backlog orders of $1.3 million and $1.3 million, respectively. We anticipate the majority of our backlog orders as of March 18, 2009 will be filled during the second quarter of fiscal 2009.

Employees

We believe we enjoy a good relationship with our employees. As of March 18, 2009, we employed 187 individuals most of whom are full-time. As of March 18, 2009, we employed 34 executive and administrative employees that work at our Carlsbad, California corporate headquarters. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

Trademarks, Patents and Licenses

We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks which have been registered in the U.S. and a number of foreign countries include Trotters, SoftWalk, H.S. Trask, and Chambers Belts (which would be included in the planned Chambers sale transaction). Our SoftWalk brand contains a patented technology in the foot bed of the shoe, for which we own a patent in the U.S. We vigorously protect our intellectual property against infringement. We cannot be sure, however, that our activities do not, and will not, infringe on the proprietary rights of others. See “Risk Factors — Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.”

Competition

We face intense competition in the footwear industry from numerous domestic and foreign designers and marketers. Many of our competitors have greater financial, distribution or marketing resources than we do, as well as greater brand recognition. Important elements of completion in the footwear industry include:

•	anticipating and responding to changing consumer demands in a timely manner;

•	maintaining brand reputation and authenticity;

•	developing high quality products that appeal to consumers;

•	appropriately pricing our products;

•	providing strong and effective marketing support for our products;

•	ensuring product availability; and

•	maintaining and effectively accessing our distribution channels.

The two main product lines in our restructured business are Trotters and SoftWalk. Our Trotters footwear line primarily competes with the Naturalizer®, EasySpirit®, Munro America® and Ros Hommerson® brands, as well as with retailers’ private label footwear. Our SoftWalk® footwear line primarily competes with the Sofft®, Born® and ECCO® brands. Our H.S. Trask footwear line primarily competes with the Cole-Haan®, Johnston Murphy® and Allen Edmonds® brands.

We believe our Trotters and SoftWalk products are well positioned to compete in the footwear industry. By emphasizing traditional style, quality and fit, we believe these product lines can maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences.

Regulation

We are subject to various laws and regulations concerning environmental and employee safety and health matters related to our operations. We believe that we are operating in compliance with these laws and regulations.

Discontinued Operations

In July 2007, we sold all of the outstanding capital stock of our wholly owned subsidiary, Royal Robbins, Inc., which represented our apparel division, and accordingly, reported the apparel division as a discontinued operation beginning on our Quarterly Report on Form 10-Q for the period ended June 30, 2007. In December 2007, we sold all of the outstanding capital stock of our wholly owned subsidiary, Altama Delta Corporation, which represented our military boot division. As such, all prior periods have been reclassified to reflect the apparel and military boot divisions as discontinued operations. In February 2009, we terminated the license agreement with Oxford and discontinued production of Tommy Bahama branded products. We will report the results of our Tommy Bahama business as discontinued operations beginning in the first quarter of fiscal 2009.

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

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank which may result in a loss of your investment.

We have secured a credit facility with our bank, Wells Fargo Bank, N.A., entered into in June 2008. Under the facility we can borrow up to $17 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20 million. The credit facility also includes a $7.5 million letter of credit sub facility. As of March 18, 2009, we had $11.7 million outstanding under this facility with an additional $350,000 in additional borrowing capacity. All of our assets are pledged as collateral to secure our bank debt. Our credit facility includes a number of covenants, including financial covenants.

We have been in default of our credit facility’s financial covenant for income before taxes since September 27, 2008. Additionally, we expect that we will not meet this financial covenant unless it is amended. We have been in continuing discussions with our bank to obtain a waiver of our existing defaults and an amendment to the financial covenants going forward to reflect our current and anticipated financial situation. If we fail to obtain a waiver or amendment, our bank could, among other things, declare our debt to be immediately due and payable. We would be unable us to repay our bank debt in full unless we can sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we will be able to obtain a waiver or amendment from our bank or obtain replacement debt financing or issue sufficient equity securities to refinance our current bank debt. Additionally, our ability to obtain a waiver, amend the current facility, obtain a replacement facility or access additional capital may be made more difficult due to the current global financial crisis and its effect on the capital markets. If we are unable to pay off the facility, the bank could foreclose on our assets, which may result in a loss of your investment.

Our financial statements for our fiscal year ended January 3, 2009 and our independent registered public accountants’ report thereon include an explanatory paragraph with respect to our ability to continue as a going concern.

The going concern paragraph is required because we have incurred net losses for the last two fiscal years and have been in continuing default on our existing credit facility. In the absence of waiver and amendment, an asset sale or financing transaction we would be unable to pay our bank debt if it is accelerated. In the event of acceleration, there is no assurance that an asset sale or financing transaction will be available at all or on terms acceptable to us. The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects. Additionally, if we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which our assets are carried on our consolidated financial statements which have been prepared on the basis of a going concern. This could have an adverse impact on your investment.

We have in the past and may in the future incur losses despite our efforts to restructure our business in an effort to return to profitability.

We have incurred significant net losses during both fiscal 2007 and fiscal 2008. During the last half of fiscal 2008 and fiscal 2009, we have taken actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return our Company to profitability and appropriate leverage. These have included shutting down the Tommy Bahama footwear division, actions intended to reduce our administrative expense, including reducing our executive team and employee headcount, monetizing certain assets and pursuing the planned sale of the Chambers private label business and certain assets. We cannot assure you that we will achieve our overall goal or that the targeted benefits from our restructuring actions will be adequate in that regard. Accordingly, we may not be able to achieve or sustain profitability or further reduce or extinguish our debt substantially.

Recent disruptions in the overall economy have led to reduced consumer demand for our products and adversely affected our operating results and this will continue for the unforeseeable future.

As the economic conditions in the global economy have deteriorated, discretionary consumer spending has been reduced. The current global economic slowdown has resulted, and may continue to result, in lower than expected orders of our products and pressure on our gross margins due to the promotional environment. The economic downturn in the United States and the broader global economy and continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

Our exclusive Wrangler mass license for leather belts and accessories expires December 31, 2009 and we do not expect that it will be renewed which will materially adversely affect our operating results unless we are able to identify and successfully execute a strategy that effectively addresses the loss of sales associated with this license.

We hold exclusive licenses for Wrangler marks to manufacture and distribute leather belts and accessories in the mass retail and western markets. The Wrangler mass market license expires December 31, 2009 while the western license expires December 31, 2010. We have been notified by Wrangler Apparel that it does not plan to renew the mass license at the end of its current term and we do not expect that the Western license will be renewed at the end of its term. These licenses represent a significant portion of Chamber’s sales. In light of this development and a directive from our Special Committee, we are seeking to sell the Chambers private label business and certain assets. There can be no assurance that we will agree on favorable terms or ultimately close a transaction. If we are unable to timely and successfully execute a sale or an alternative transaction strategy, the loss of the Wrangler mass license will have a material adverse impact on our operating results. There can be no assurance that we will be able to effectively implement such a strategy.

Additionally, if we materially default on our Wrangler licenses, Wrangler may terminate either or both licenses prior to their stated expiration dates. In such event, we may not have sufficient time to identify and implement a strategic alternative to address the loss of the licenses. This would result in an immediate loss of associated sales and require us to pay ongoing minimum royalty payments. Wrangler Apparel could also seek to bring claims against us in which it seeks damages for a material breach or other cause of action. Although we would expect to vigorously defend any such claims, such litigation could be costly and time consuming. Any of these events could materially adversely impact on our results of operations and financial condition in fiscal 2009.

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business.

Ten major customers represented approximately 59% of net sales from continuing operations in fiscal 2008, including Wal-Mart, which comprised 32% of net sales from continuing operations for the period. Wal-Mart also represented a significant portion of net sales from continuing operations in fiscal 2007. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business. Also, we have been notified by Wrangler Apparel Corp. that it does not intend to renew at the end of 2009 our license for western leather belts and accessories bearing Wrangler trademarks which accounted for 69% of our net sales to Wal-Mart in fiscal 2008 and therefore, we will lose these sales. This will have a material adverse impact on our operating results unless we can successfully close the planned Chambers asset sale in a timely manner or identify and implement an alternative strategy to address the loss of this license.

Our future success depends on our ability to respond to changing consumer preferences and fashion trends and to develop and commercialize new products successfully.

A significant portion of our principal business is the design, development and marketing of our products. Although our focus has been on traditional and sustainable niche brands, our brands are still subject to rapidly changing consumer preferences and fashion trends. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products, are uncertain, and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Any failure on our part to regularly develop innovative products and update core products could limit our ability to differentiate and appropriately price our products, adversely affect retail and consumer acceptance of our products, and limit sales growth. Each of these risks could adversely affect our results of operations or financial condition.

We face intense competition, including competition from companies with greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business and stock price could be harmed.

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

We believe that our ability to compete depends on a number of factors, including anticipating and responding to changing consumer demands in a timely manner, maintaining brand reputation and authenticity, developing high quality products that appeal to consumers, appropriately pricing our products, providing strong and effective marketing support, ensuring product availability and maintaining and effectively assessing our distribution channels, as well as many other factors beyond our control. Due to these factors within and beyond our control, we may not be able to compete successfully in the future. Increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, each of which would adversely affect the trading price of our common stock.

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows.

We sell much of our merchandise in our footwear and accessories segments to department stores and specialty retailers across the U.S. and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. While customer credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. The financial difficulties of a customer could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders. We may also assume more credit risk relating to that customer’s receivables due us. Two of our customers constituted 41% of trade accounts receivable outstanding at January 3, 2009. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operation and financial condition.

Changes in the mix of retailers to whom we distribute our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

We sell our products through a mix of retailers, including department stores and specialty retailers. Although we do not currently anticipate material changes in the mix of our retail customers for our ongoing business, any such changes could adversely affect our gross margin and could negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.

We believe that we derive a competitive advantage from our ownership of the Trotters and SoftWalk trademarks, and our patented foot bed technology. We vigorously protect our trademarks against infringement. We believe that our trademarks are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source our products. We cannot be sure that our activities do not and will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property, or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability that could divert our management’s attention and resources and otherwise adversely affect our business or financial condition.

Our inventory levels may exceed our actual needs, which could adversely affect our operating results by requiring us to make inventory write-downs.

We have traditionally received a substantial portion of our customer orders for our ongoing businesses prior to placement of our initial manufacturing orders. However, we also maintain an inventory of selected core products for these product lines that we anticipate will be in high demands. If we order more product than we are able to sell, we may have inventory write-downs and be forced to liquidate excess inventories at a discount or close-out prices at significant markdowns which will negatively impact our margins and our operating results. We have experienced this problem in the past. Additionally, excess inventory may prolong our cash flow cycle, resulting in reduced cash flow which adversely affects our liquidity. Excess inventory could occur as the result of changes in customer order patterns, general sales activity, orders subject to cancellation by customers, miss-forecasting and consumer demand. The current economic environment has made accurate projecting of inventory levels increasingly challenging and increased the risk of canceled orders. There can be no assurance that we will be able to set or maintain these at optimal levels or forecast future demand accurately.

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

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

We currently rely on foreign sourcing of our products, other than a portion of our belts manufactured at our California facility. We believe that one of our strengths is our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We obtain our foreign-sourced products primarily from independent third-party manufacturing facilities which are generally located in Brazil and Asia. As a result, we are subject to the general risks of doing business outside the U.S., including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza in China. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

Our reliance on independent manufacturers for almost all of our footwear products and some of our accessories product, with whom we do not have long-term written agreements, could cause delay and damage customer relationships.

In fiscal 2008, we utilized 10 third-party manufacturers to produce our dress and casual footwear products and 10 third-party manufacturers to produce our accessories products. We do not have long-term written agreements with any of our third-party manufacturers. As a result, any of these manufacturers may unilaterally terminate their relationships with us at any time. During 2007, we experienced some instability in our manufacturing relationships as we made changes to our sourcing network. Establishing relationships with new manufacturers require a significant amount of time and if required to do so would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations.

Any inability to receive timely deliveries from our manufacturers could harm our business.

We face the risk that the manufacturers with whom we contract to produce our products may not produce and deliver our products on a timely basis or at all. Our products are generally produced by independent, foreign manufacturers. In the past, a manufacturer’s failure to ship products to us in a timely manner or to meet the required quality standards has caused us to miss the delivery date requirements of our customers for those items. This, in turn, caused customers to cancel orders, refuse to accept deliveries or demand reduced prices. We cannot be certain that we will not again experience delivery issues or operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, and failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages or untimely deliveries of certain products, either of which could harm our business.

Our results could be adversely affected by disruptions in our manufacturing systems.

Manufacturing operations of our Chambers brand during fiscal 2008 produced approximately 41% of the products we sold and approximately 26% of our combined net sales from continuing operations. We plan to cease these manufacturing operations at the time that the planned Chambers sale transaction is completed and thereafter, to the extent needed, completely rely on outsourced manufacturing. Prior to then, any significant disruption in this manufacturing operation for any reason, such as power interruptions, fires, hurricanes, war or other force majeure, could adversely affect our sales and customer relationships and therefore adversely affect our business.

Fluctuations in the price, availability and quality of raw materials could adversely affect our gross profit.

Fluctuations in the price, availability and quality of raw materials, used to manufacture our products, could adversely affect our cost of goods or our ability to meet our customers’ demands. Although we do not expect our foreign manufacturing partners, or ourselves until the completion of the planned Chambers sale, to have any difficulty in obtaining the raw materials required for footwear and accessories production, certain sources may experience some difficulty in obtaining raw materials. We generally do not enter into long-term purchase commitments. In the event of price increases in these raw materials in the future, we may not be able to pass all or a portion of these higher raw materials prices on to our customers, which would adversely affect our gross profit.

We are controlled by a principal stockholder who may exert significant control over us and our significant corporate decisions in a manner adverse to your personal investment objectives, which could depress the market value of our stock.

James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a stockholder and a director), our employee retirement plan, his children, and an affiliated entity, he beneficially owned approximately 29.9% of our outstanding shares as of January 3, 2009. Mr. Riedman also has beneficial ownership of shares underlying options which, if exercised, would increase his percentage beneficial ownership to approximately 37.2% as of January 3, 2009. Through this beneficial ownership, Mr. Riedman can significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

The agreements we entered into in connection with the Royal Robbins, Altama and Tommy Bahama divestitures and that we may enter into in the future in connection with future divestitures expose us to potential liabilities for indemnification and other claims for a period of time.

Each of the agreements we entered into in connection with the Royal Robbins, Altama and Tommy Bahama divestitures contains an indemnity by us in favor of the other party to the agreement relating to the divested business or product line. The purchaser of the Altama division has asserted several indemnification claims against us and received a payout with respect to one claim. If additional indemnification claims are made against us, we may have to spend time and cost to defend and settle the claim, which may have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated results from our restructuring activities and future financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof.

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

Access to SEC Filings

The public may read and copy any of the materials the Company files with the Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Also, interested readers can access the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the U.S. Securities and Exchange Commission’s website at www.sec.gov. These reports can be accessed free of charge.

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

Item 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE Alternext US (formerly the American Stock Exchange) under the symbol “PXG.” The following table sets forth for each calendar quarter the low and high closing sale prices per share of our common stock as reported on the NYSE Alternext US for the applicable periods.

	High	Low
Year Ended December 29, 2007:
First Quarter	$5.50	$4.47
Second Quarter	$4.49	$2.57
Third Quarter	$4.08	$2.90
Fourth Quarter	$3.11	$1.13
Year Ended January 3, 2009:
First Quarter	$2.28	$1.36
Second Quarter	$1.95	$1.43
Third Quarter	$1.58	$1.00
Fourth Quarter	$0.99	$0.24

At March 18, 2009, we had approximately 299 holders of record. We believe that the number of beneficial owners of our common stock on that date was substantially greater.

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

Securities Authorized for Issuance Under Equity Compensation Plans

During the fiscal year ended January 3, 2009, the Company granted performance and market-based deferred stock awards to purchase 285,000 shares and granted service-based deferred stock awards to purchase 25,000 shares. The Company did not grant stock option awards or modify any outstanding stock options.

Information about our equity compensation plans at January 3, 2009 is as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
	(In thousands, except per share amounts)

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	410	$7.03
Restricted Stock Rights(2)	855	N/A

	1,265		1,061
Equity compensation plans not approved by stockholders(3)	448	$3.51	—

Total	1,713	$5.58	1,061

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No further shares are available for grant under the 1995 Stock Incentive Plan at January 3, 2009. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Includes 830,000 shares of common stock issuable upon the achievement of performance targets and 25,000 shares of common stock issuable upon the achievement of service milestones. The restricted stock rights do not have an exercise price.

(3)	Consists of options to purchase 398,000 shares of common stock granted to James R. Riedman and Riedman Corporation at a weighted average exercise price of $2.07 per share in connection with financial guaranties and loans granted to us and outstanding underwriter warrants to purchase up to 50,000 shares at an exercise price of $15.00 per share issued in July 2004 in connection with our follow-on public offering.

We did not make any repurchases of our common stock during fiscal 2008.

Item 6.	Selected Financial Data

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operation

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

Effective January 1, 2003, we changed our operating and reporting period to a 52-53 week fiscal year ending on the Saturday nearest to December 31. The Company refers to the fiscal year ended December 29, 2007 as “fiscal 2007,” to the fiscal year ended January 3, 2009 as “fiscal 2008,” and to the fiscal year ending

January 2, 2010 as “fiscal 2009.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and 13-week fiscal quarters. Fiscal 2007 and fiscal 2009 each include 52 weeks and fiscal 2008 includes 53 weeks.

Overview

We design, develop and market men’s and women’s footwear, belts, and accessories. The brands we own are Trotters®, SoftWalk®, and H.S. Trask®, and for the reported period, our licenses included Tommy Bahama®, Wranglers and Riders.

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. Our footwear segment includes our Trotter and SoftWalk brands. Our premium footwear segment consisted of H.S. Trask and Tommy Bahama. In our accessories segment, we sold predominately leather belts and accessories.

Since 2000, our portfolio of brands has changed through a series of acquisitions and divestitures, including two divestitures during fiscal 2007.

During fiscal 2007, in an effort to enhance stockholder value, improve working capital, and focus on our core brands, we sold our Royal Robbins and Altama divisions. The divestiture of these businesses generated combined gross proceeds of $53.0 million and an after-tax gain of approximately $14.7 million. We have reported the results of our Royal Robbins and Altama businesses as discontinued operations for all current and prior periods presented, pursuant to Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Disposal of Long-Lived Assets (SFAS 144).

On July 2, 2007, we sold our Royal Robbins division to Kellwood for a net cash purchase price of $37.2 million, with a resulting gain, net of tax, of $14.3 million. As part of the transaction, we caused a $3.0 million standby letter of credit to be issued by our bank for Kellwood’s benefit to partially fund indemnification payments. This letter of credit was not drawn upon and expired as of December 31, 2008.

On December 29, 2007, we sold all of the outstanding capital stock of our wholly-owned subsidiary, Altama, to Tactical Holdings, Inc. At closing, the gross purchase price of $13.5 million was paid through the delivery of a promissory note which was paid in its entirety with principal and interest on February 29, 2008. Pursuant to the acquisition terms, $3.0 million of this payment was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical and was recorded as restricted cash. On September 15, 2008, the escrow account was released to the Company and replaced with a standby letter of credit. In October 2008, requested that Tactical reduce the amount required to be posted under the letter of credit to secure the indemnification obligation. In connection with those discussions, Tactical sought reimbursement of approximately $572,000 for employee liability related claims. On November 6, 2008, we agreed to pay the indemnity claims in exchange for Tactical agreeing to reduce the letter of credit required to secure additional future indemnity obligations to approximately $928,000. The reimbursement of approximately $572,000 was recognized as a loss from sale of discontinued operations in the fourth quarter of fiscal 2008. Additionally, Tactical agreed that we could recover up to $200,000 from the amount paid on the indemnity claims if we can demonstrate by June 29, 2009 that any of the indemnity claims had been fully resolved prior to the consummation of the transactions contemplated by the sale transaction.

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

We used the net proceeds from both the Royal Robbins and Altama sales (other than the amount deposited into escrow) to retire outstanding bank debt with our then existing bank. On June 16, 2008, we entered into a secured credit facility with a new lender, Wells Fargo Bank, N.A. The facility includes a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. As of January 3, 2009, we had $11.2 million of bank debt outstanding under our revolving line of credit. All payments on accounts receivable go directly to the lender as a reduction of the debt.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. We have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. The bank is continuing to evaluate our restructuring activities and has provided no assurance that is will provide a waiver or amend our agreement. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided.

On November 11, 2008 we announced the formation of a Special Committee of independent directors to explore strategic opportunities. The Committee has retained BB&T Capital Markets as its independent financial advisor to assist it in its work. Since its formation, the committee has explored ways to increase value for our stockholders including a potential sale of our company as well as our separate operating divisions. After evaluating available opportunities, the Special Committee has directed management to focus on ways to return our Company to profitability and reduce our bank debt to an appropriate level.

In response to the Special Committee’s directive, during the first quarter of fiscal 2009, the Company developed and implemented the following key initiatives:

•	We exited the Tommy Bahama business and are in the process of liquidating its working capital;

•	We restructured and reduced the size of our business operations; and

•

We are in the process of exiting our Chambers belt and accessories business, and are negotiating to sell the private label business and certain of its assets, following which we plan to wind-down the Wrangler license business as those licenses expire unrenewed and monetize the associated working capital.

In February 2009, we terminated our Tommy Bahama license agreement. At the same time, we discontinued production and sales of Tommy Bahama branded products other than pending orders and sales to Tommy Bahama Group to fulfill a products purchase agreement. By shutting down the Tommy Bahama footwear division, we eliminated a division which incurred operating losses of $2.4 million and $3.5 million during fiscal 2008 and fiscal 2007, respectively. Additionally, we are in the process of monetizing the associated working capital and plan to use the resulting proceeds to reduce our bank debt by an estimated $2.5 million. In the first quarter of fiscal 2009, we will report the results of our Tommy Bahama business as discontinued operations. In connection with this action, in the first quarter of fiscal 2009, we will record a pre-tax charge of between $680,000 and $830,000.

During the first quarter of fiscal 2009, we took steps to reduce our corporate overhead. In addition to the 3 positions eliminated relating to Tommy Bahama, 13 managerial and support positions were also eliminated. This restructuring is expected to result in an estimated savings of greater than $2.0 million in annual payroll and related expenses. In connection with this action, in the first quarter of fiscal 2009, we will record a pre-tax restructuring charge of approximately $1.0 million for these activities.

Our exclusive Wrangler licenses for the leather belts and accessories terminate on December 31, 2009 for the mass market and December 31, 2010 for the western market. Wrangler Apparel advised us of its intent to directly enter the accessories business and take in-house its Wrangler mass license business. Therefore, the mass license will not be renewed. We expect that Wrangler Apparel will eventually do the same with the Wrangler western license. These licenses have historically been the basis for a substantial portion of Chambers’ revenue. In the wake of this development and in light of the Special Committee’s directive, we have decided to sell the Chambers private label accessories business and certain assets. More specifically, we are negotiating with interested parties the terms of a sale transaction which would include Chambers’ manufacturing equipment, certain Chambers inventory at cost, certain intellectual property and customer relationships. We do not plan to include in a Chambers sale the division’s accounts receivables or Wrangler licenses. Upon closing a transaction, we plan to collect these receivables and wind down the divisions remaining activities as our Wrangler licenses expire unrenewed. See “Risk Factors — Our exclusive Wrangler mass license for leather belts and accessories expires December 31, 2009 and we do not expect that it will be renewed which will materially adversely affect our operating results unless we are able to identify and successfully execute a strategy that effectively addresses the loss of sales associated with this license.”

We expect that the Tommy Bahama transaction and a Chambers transaction would yield sufficient net proceeds to extinguish our bank debt during fiscal 2009. Until a Chambers transaction is agreed upon and entered into, we cannot provide any assurance that a sale will occur or the ultimate amount of proceed that will result from it.

After the Chambers sale is completed, our two main product lines will consist of our Trotters and SoftWalk product lines. We will also continue to hold Wrangler accessories licenses, but anticipate that these businesses will be wound down as the licenses expire unrenewed. Our ongoing, restructured business will also include the H.S. Trask brand which we are seeking to build using the new products that have been developed during the past two fiscal years.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales.

Fiscal 2008 Compared to Fiscal 2007

	Fiscal Year Ended				Increase (Decrease)
	January 3, 2009		December 29, 2007
	(In thousands)
Net sales	$75,070	100%	$82,871	100%	$(7,801)	(9)%
Cost of goods sold(1)	50,493	67%	57,215	69%	(6,722)	(12)%

Gross profit	24,577	33%	25,656	31%	(1,079)	(4)%
Operating expenses:
Selling, general and administrative expense	32,267	43%	34,921	42%	(2,654)	(8)%
Intangible impairment charges	10,831	14%	6,034	7%	4,797	80%
Other (income) expenses, net	(1,500)	(2)%	451	1%	(1,951)	*%

Total operating expenses	41,598	55%	41,406	50%	192	1%

Operating loss	(17,021)	(23)%	(15,750)	(19)%	1,271	8%
Interest expense	1,613	2%	1,402	2%	211	15%

Loss before income taxes and discontinued operations	(18,634)	(25)%	(17,152)	(21)%	1,482	9%
Income tax expense (benefit)	149	— %	(559)	(1)%	(708)	*%

Loss before discontinued operations	(18,783)	(25)%	(16,593)	(20)%	2,190	13%
Earnings from discontinued operations	(677)	(1)%	15,249	18%	(15,926)	*%

Net loss	$(19,460)	(26)%	$(1,344)	(2)%	$18,116	*%

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight, internal transfer costs and royalties. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Consolidated Net Sales from Continuing Operations

Consolidated net sales from continuing operations for fiscal 2008 decreased $7.8 million to $75.1 million compared to $82.9 million in net sales for fiscal 2007, representing a 9% decrease. Of this decrease, $3.1 million is attributable to the footwear segment, $500,000 is attributable to the premium footwear segment, and $4.2 million attributable to the accessories segment. These reductions in revenue are all a reflection of an unusually weak retail market for the Company’s products, particularly during the second half of the fiscal year.

Consolidated Gross Profit from Continuing Operations

Consolidated gross profit from continuing operations for fiscal 2008 decreased 4% to $24.6 million compared to $25.7 million for the comparable prior year period. Gross profit as a percentage of net sales from continuing operations increased to 33% compared to 31% in the prior year period. The decrease in our gross profit dollars was due to lower sales across all channels. The gross profit as a percentage increased primarily due to lower percentage of close out sales in 2008. In addition, we realized $250,000 in gross margin in fiscal 2008 due to negotiating a favorable outcome with American Red Cross.

Consolidated Operating Expenses from Continuing Operations

Consolidated selling, general and administrative, or SG&A expenses, was $32.3 million, or 43% of net sales for fiscal 2008 compared to $34.9 million or 42% of net sales for fiscal 2007. The decrease in SG&A expenses in fiscal 2008 is primarily attributable to decrease in corporate expenses which include savings in legal and tax fees and an overall decrease in headcount expenses.

Consolidated “Other expense (income), net” was $1,500,000 in net income for fiscal 2008, compared to $450,000 in net expense for fiscal 2007. The fiscal 2008 income consisted of $1.5 million received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007. The fiscal 2007 expense consisted primarily of severance costs related to the departure of our chief financial officer, vice president of sourcing, and a reduction of staff at our corporate headquarters.

In performing our annual impairment test of goodwill and intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142), we determined that the carrying value of goodwill, unamortizable intangible and intangible assets-net associated with certain of our segments exceeded their estimated fair values. Consequently, for fiscal 2008, we recorded impairment charges of $1.9 million, $50,000 and $8.8 million for the footwear, premium footwear and accessories business segments, respectively. For fiscal 2007, we recorded impairment charges of $1.1 million and $4.9 million for the premium footwear and accessories business segments, respectively. For further details see Note 5 — “Goodwill and Intangible Assets” of Notes to Consolidated Financial Statements.

Consolidated Interest Expense from Continuing Operations

Consolidated interest expense, net, was approximately $1.6 million and $1.4 million for the fiscal 2008 and 2007, respectively. The increase in interest expense from the same period in fiscal 2007 is primarily due to the write-off of approximately $620,000 of debt issuance costs capitalized under our previous credit facility, which was replaced in June 2008. This increase is offset by reduced interest as a result of lower debt balances. As of January 3, 2009 and December 29, 2007, the outstanding debt balances were approximately $11.2 million and $22.7 million, respectively.

Consolidated Income Tax Provision from Continuing Operations

We recorded an income tax expense from continuing operations of $150,000 during fiscal 2008 compared to income tax benefit from continuing operations of $560,000 during fiscal 2007. Our effective tax rate during fiscal 2008 and 2007 was 1% and 3.3%, respectively. Our fiscal 2008 tax rate was impacted by valuation allowances that were recorded against our deferred tax assets. We do not expect our fiscal effective tax rate to return to more historical levels until the Company returns to stabilized profitability. Until then the Company will continue to record a tax valuation allowance.

Consolidated Net Loss from Continuing Operations

Our net loss from continuing operations for fiscal 2008 was $18.8 million compared to a net loss from continuing operations of $16.6 million for fiscal 2007. Included in the net loss for fiscal year 2008 is a non-cash write off of capitalized debt issuance costs totaling $620,000 and non-cash impairment charges of $10.8 million. In fiscal 2007 we recorded non-cash impairment charges of $6.0 million.

Net Earnings (Loss) from Discontinued Operations

During fiscal 2007, we sold our wholly owned subsidiaries, Royal Robbins, which represented our apparel business, and Altama, which represented our military boot business. The divestiture of these businesses generated a combined after-tax gain of approximately $14.7 million for the fiscal year ended December 29, 2007. As a result of the sale of our Royal Robbins, and related Canadian operations, and Altama divisions, all operating results related to Royal Robbins and Altama have been reclassified and included in discontinued operations. For fiscal 2008, net loss from discontinued operations was $680,000, or $0.08 net loss per basic and diluted share, and for fiscal 2007, net earnings from discontinued operations was $15.2 million, or $1.90 net earnings per basic and diluted share.

Footwear

Net Sales

Net sales were $25.1 million and $28.3 million for fiscal 2008 and 2007, respectively. The decrease of $3.2 million, or 11%, was attributable to lower demand experienced in a difficult economic environment. Specifically, the decrease was a result of specialty, department store and closeout channels which were down $2.2 million, $490,000 and $340,000, respectively, offset by a $500,000 increase in the direct to consumer channel, a $430,000 increase in the internet channel and a $240,000 increase in the catalog channel.

Gross Profit

Gross profit was $10.9 million and $10.8 million for fiscal 2008 and 2007, respectively. The slight increase of $50,000 was primarily attributable to improved profit margins on lower sales. Profit margins were 43.2% and 38.3% for fiscal 2008 and 2007, respectively. The improved profit margin is a result higher per unit sales prices along with decreased closeout sales and air freight charges. In addition, we realized a $525,000 gross margin loss upon exiting the American Red Cross product line due to the liquidation of all related inventory, accrued royalties and similar exit costs. Subsequently, in fiscal 2008, we realized a $250,000 gross margin gain resulting from the settlement of outstanding accrued royalties.

Operating Expenses

SG&A expenses were $9.9 million, or 40% of net sales, and $7.6 million, or 27% of net sales, for fiscal 2008 and 2007, respectively. The increase of $2.4 million, or 31%, is primarily attributable to a $1.9 million goodwill impairment charge, a $240,000 increase in salaries and employee related expenses, a $240,000 increase in information technology and network expenses, a $150,000 increase in bad debt expense, a $200,000 increase in sample expenses and higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units spread to both SoftWalk and Trotters. These increases were offset by a $430,000 decrease in selling expenses related to our exit of the American Red Cross product line in fiscal 2007.

Premium Footwear

Net Sales

Net sales were $12.6 million and $13.1 million for fiscal 2008 and 2007, respectively. The decrease of $500,000, or 4%, was attributable to lower demand experienced in a difficult economic environment. Specifically, the decrease was a result of catalog and specialty channels which were down $800,000 and $1.3 million, respectively, offset by a $340,000 increase in the department store channel, a $230,000 increase in the internet channel and an $840,000 increase in the closeout channel.

Gross Profit

Gross profit was $2.8 million and $3.5 million for fiscal 2008 and 2007, respectively. The decrease of $700,000 was primarily attributable to eroded profit margins on lower sales. Profit margins were 21.9% and 26.5% for fiscal 2008 and 2007, respectively. The decrease in profit margin is primarily due to higher percentage of closeout sales combined with a higher sales mix of licensed product which resulted in higher royalties as a percent of sales, offset by higher profit margins.

Operating Expenses

SG&A expenses were $7.9 million, or 63% of net sales, and $9.5 million, or 73% of net sales, for fiscal 2008 and 2007, respectively. The decrease of $1.6 million, or 17%, is primarily attributable to a $1.1 million decrease in goodwill and intangible impairment charges and directly to our Tommy Bahama business, which consisted of a $280,000 decrease in design and development, a $200,000 decrease in marketing related expenses, a $530,000 decrease in salaries and employee related expenses. These decreases were offset by a $220,000 increase in bonuses and higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units spread to both Tommy Bahama and H.S. Trask.

Accessories Business

Net Sales

Net sales were $37.4 million and $41.5 million for fiscal 2008 and 2007, respectively. The decrease of $4.1 million, or 10%, was attributable to lower demand experienced in a difficult economic environment. Specifically, the decrease was a result of women’s mass and specialty channels which were down $3.5 million and $1.2 million, respectively, coupled with $530,000 and $850,000 decreases in men’s western and premium channels, respectively. The decreases were offset by a $1.4 million combined increase in our men’s’ and boys’ mass channels.

Gross Profit

Gross profit was $11.0 million and $11.4 million for fiscal 2008 and 2007, respectively. The slight decrease of $420,000 was primarily attributable to sales pricing pressures experienced in a difficult economic environment combined with a higher sales mix of licensed product which resulted in higher royalties as a percent of sales, offset by higher profit margins. Profit margins were 29.3% and 27.4% for fiscal 2008 and 2007, respectively.

Operating Expenses

SG&A expenses were $18.2 million, or 49% of net sales, and $14.9 million, or 36% of net sales, for fiscal 2008 and 2007, respectively. The increase of $3.3 million, or 23%, is primarily attributable to a $3.9 million increase in goodwill and intangible impairment charges, a $200,000 increase in bad debt expense and higher absorption of corporate shared services subsequent to the divestiture of our Royal Robbins and Altama business units. These increases were offset by a $380,000 decrease in salaries and employee related expenses and a $120,000 decrease in shipping related expenses.

Summarized Quarterly Fluctuations

	Fiscal Year 2008 Quarters
	1st	2nd	3rd	4th
	(In thousands)
Net sales from continuing operations	$21,998	$17,924	$18,669	$16,479
Operating income (loss) from continuing operations	$101	$(1,360)	$(1,868)	$(13,894)

	Fiscal Year 2007 Quarters
	1st	2nd	3rd	4th
	(In thousands)
Net sales from continuing operations	$21,328	$19,815	$22,319	$19,409
Operating income (loss) from continuing operations	$(772)	$(1,412)	$(2,726)	$(10,840)

Liquidity and Capital Resources

Our primary liquidity requirements include debt service, capital expenditures and working capital needs. We have historically met these liquidity needs with cash flows from operations, borrowings under our term loans and revolving credit facility and issuances of shares of our common stock.

Since fiscal 2007, we have also actively reduced our debt through asset sales and monetization of working capital assets through key business initiatives and the restructuring of our operations. During fiscal 2009, we have been accelerating this process by exiting Tommy Bahama business (which is closed except for the collection of accounts receivable and remaining product sales to Tommy Bahama Group) and seeking to exit the Chambers accessories business. In connection with exiting these two businesses, we plan to monetize the Tommy Bahama and Chambers businesses’ accounts receivable and the remaining Chambers accessories assets.

We anticipate, when fully implemented, the combined impact of these transactions should generate sufficient net proceeds to allow us to extinguish our bank debt. Until a Chambers transaction is agreed upon and entered into, we cannot provide any assurance that a sale will occur or the ultimate amount of proceeds that will result from it.

Bank Credit Agreement

In June 2008, we and our subsidiaries entered into a Credit and Security Agreement with Wells Fargo for a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bear interest at prime rate minus ..25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums. At March 18, 2009, the effective borrowing rate under the credit facility was 6.0% and the available borrowing capacity under the revolving line of credit, net of outstanding letters of credit was $350,000. All payments on accounts receivable go directly to the lender as a reduction of the debt.

Concurrently with the execution of the Credit and Security Agreement, we made an initial borrowing thereunder in the amount of $11.2 million, which we used to pay in full the outstanding balances owed to our then lender, Manufacturers & Traders Trust Company (“M&T”). We also terminated the underlying credit agreement, notes, security agreements and related instruments and documents, but left in force a Letter of Credit Reimbursement Agreement between M&T and us. In connection with the pay off of the M&T facility, we cash collateralized on a dollar-for-dollar basis four letters of credit previously issued by M&T which were in the aggregate face amount of approximately $1.5 million. These letters of credit were drawn upon during the third quarter of fiscal 2008 and are no longer outstanding.

The Wells Fargo credit facility includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, including an annual capital expenditure limitation and a minimum quarterly net income requirement. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’s security interest, change in control events, material adverse change and certain officers being convicted of felonies.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. As a result of the existing default under the credit facility, Wells Fargo has increased the interest rate by 3.0% over the rate otherwise applicable and could accelerate all of the Company’s indebtedness under the Credit and Security Agreement. See Risk Factors — “Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank which may result in a loss of your investment.”

We have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. The bank is continuing to evaluate our restructuring activities and has provided no assurance that is will provide a waiver or amend our agreement. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided. We do not expect that we will not meet this financial covenant as of the end of the first quarter of fiscal 2009 or thereafter unless this financial covenant is amended.

Going Concern

We have incurred net losses for the last two fiscal years and have been in continuing default on our existing credit facility. As a result, as more fully described in the Risk factors and Note 2 of the Notes to Consolidated Financial Statements, our independent registered public accounting firm has included an explanatory paragraph in their report on our fiscal 2008 financial statements related to the uncertainty of our ability to continue as a going concern. Because of our current defaults, our lender can demand immediate repayment of all debt and the bank can foreclose on our assets. We presently have insufficient cash to pay our bank debt in full. At January 3, 2009, we had $9.7 million in working capital and $1.0 million of available borrowing capacity under the revolving line of credit, net of outstanding letters of credit. Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our bank indebtedness, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving credit facility, to meet our debt service requirements and other projected cash needs for the next twelve months. See Risk Factors — “Our financial statements for our fiscal year ended January 3, 2009 and our independent registered public accountants’ report thereon include an explanatory paragraph with respect to our ability to continue as a going concern.”

Summary of Cash Flows Data

	Fiscal year ended
	January 3, 2009	December 29, 2007
	(In thousands)
Cash provided by (used in) Operating Activities	$(3,005)	$(3,938)
Cash provided by (used in) Investing Activities	$12,811	$36,701
Cash provided by (used in) Financing Activities	$(11,545)	$(31,300)
Effect of exchange rate changes on cash and cash equivalents	$(160)	$140

Net (Decrease) Increase in Cash	$(1,899)	$1,603

Cash Flows (Used in) Provided by Operations

Net cash used in operating activities was $3.0 million and $3.9 million during fiscal 2008 and fiscal 2007, respectively. The decrease in net cash used in operating activities was partially due to a net decrease of $1.8 million in cash provided by operating activities of discontinued operations. Net cash used in operating activities from continuing operations was $2.3 million during fiscal 2008. This cash outflow was due to a $18.8 million net loss from continuing operations and a $3.6 million decrease in operating liabilities, offset by a $7.3 million decrease in operating assets, a $10.8 million non-cash goodwill and intangible impairment charge and $2.0 million of other non-cash adjustments to reconcile net loss from continuing operations to net cash used in operating activities.

Our accounts receivables decreased $3.8 million, or 23%, and our accounts receivable days sales outstanding, or DSO, decreased from 72 days at December 29, 2007 to 62 days at January 3, 2009 due to the reduction in past due accounts and increased credit collections. DSO is calculated by dividing the ending accounts receivable balance by sales in the period multiplied by the number of days in the period. Inventories, net, decreased $1.9 million due a companywide initiative to reduce inventory.

The following sets forth the changes in working capital for the fiscal years ended:

	January 3, 2009	December 29, 2007	Increase (Decrease)
	(In thousands)
Total Current Assets	$30,945	$54,173	$(23,228)

Total Current Liabilities	$21,256	$35,442	$(14,186)

Working Capital	$9,689	$18,731	$(9,042)

Our current ratio, the relationship of current assets to current liabilities, was 1.5 at January 3, 2009 and December 29, 2007. Current assets decreased due to a $13.3 million receipt in 2008 of the note receivable related to the sale of Altama in December 2007, a $3.6 million decrease in net accounts receivable, a $1.9 million decrease in net inventories, a $2.3 million decrease in income taxes receivable and a $1.9 million decrease in cash. Current liabilities decreased primarily due to the repayment of amounts due on our line of credit with M&T, primarily made with the proceeds from the sale of Altama in December 2007 received during fiscal 2008, offset by additional draws on the line of credit with Wells Fargo.

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

Cash Flows Provided by (Used in) Investing Activities

During fiscal 2008, our cash provided by investing activities totaled approximately $12.8 million compared to $36.7 million provided by investing activities during fiscal 2007. During fiscal 2008, net cash provided by investing activities was due to the net proceeds of $13.5 million received from the sale of Altama, offset by $690,000 in capital expenditures mostly related to an upgrade to our ERP system. During the comparable period of fiscal 2007, cash provided by investing activities was due to the net proceeds of $37.2 million received from the sale of Royal Robbins, offset by $350,000 in improvements at our manufacturing facility, enhancement of our e-commerce platform and expenditures incurred in the integration of our operations across all brands.

Cash Flows Used in Financing Activities

During fiscal 2008, our net cash used in financing activities was approximately $11.5 million compared to $31.3 million net cash used in financing activities during fiscal 2007. The net cash used in fiscal 2008 was due to the repayment of amounts due on our line of credit, primarily made with the proceeds from the sale of Altama in December 2007 received during fiscal 2008, offset by additional draws on the line of credit. The net cash used in fiscal 2007 was due to the repayment of amounts due on our revolving line of credit, primarily made with the proceeds from the sale of Royal Robbins, offset by additional draws on the line of credit.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including those related to bad debts, inventories, intangible assets, income taxes, and contingencies and litigation, on an ongoing basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances. These assumptions form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and the related estimates and assumptions discussed below are among those most important to an understanding of our consolidated financial statements.

Accounts Receivable

We maintain allowances for doubtful accounts, discounts and claims resulting from the inability of customers to make required payments, and any claims customers may have for merchandise. We initially record a provision for doubtful accounts based on historical experience of write-offs and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, our management considers the age of the accounts receivable, our historical write-offs, and the credit-worthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional provisions for doubtful accounts may be required. At January 3, 2009, our gross trade accounts receivable balance was $12.5 million and our allowance for doubtful accounts, sales allowances and returns was $1.9 million.

Inventory

We write down inventory for estimated obsolescence or unmarketable inventory in an amount equal to the differences between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At January 3, 2009, inventories were $19.6 million and our inventory obsolescence reserve was $1.6 million.

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

In performing our annual impairment test during fiscal 2008 and 2007, we determined that the carrying value of certain goodwill, unamortizable intangible and intangible assets-net associated with certain of our segments exceeded their estimated fair values. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of our segments with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

We determined, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 141), that our segments meet the criteria for aggregation and therefore performed our analysis at the operating segment level. The fair value of our segments was determined using a combination of the market approach and the income approach. Under the market approach, fair value is estimated based on market multiples of revenue and cash flow for comparable companies and similar transactions. Under the income approach, the fair value of a segment is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses our estimates of revenue for the segments, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. The weighting that we applied to each of the market and income approaches was based on the data available and specific facts and circumstances surrounding each reporting unit.

Because the fiscal 2008 and 2007 trading value of our shares indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was an indication that one or more of our segments would fail the first step of the goodwill impairment test. In fiscal 2008, in performing the first step of the goodwill impairment test, we determined that there was an indicator of impairment in the footwear segment, premium footwear segment and accessories segment, because the carrying value of these segments exceeded their estimated fair value, and in fiscal 2007, there were similar indicators of impairment in the premium footwear segment and accessories segment.

In performing the second step of the goodwill impairment test, we allocated the estimated fair values of each respective segment determined in step one of the impairment test, to the assets and liabilities of the respective segment in accordance with SFAS No. 141, Business Combinations (SFAS 141). As noted above, for the fiscal year ended January 3, 2009 we recorded impairment charges of $1.9 million for our footwear segment, $50,000 for our premium footwear segment and $8.8 million for our accessories segment and for the fiscal year ended December 29, 2007 we recorded impairment charges of $1.1 million for our premium footwear segment and $4.9 million for our accessories segment. At January 3, 2009, the carrying value of goodwill and unamortizable intangible were $0 and intangible assets-net was $22,000. The remaining intangible assets-net were written off in the first quarter of fiscal 2009 in connection with exit of our Tommy Bahama business.

Determining the fair value of a segment under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a segment under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. Our estimates of fair value utilized in goodwill, unamortizable intangibles and intangible assets-net tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, and determination of market comparables, technological change, economic conditions, or changes to our business operations. Such changes may result in impairment charges recorded in future periods.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

On December 31, 2006, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

Upon the adoption of FIN 48, we recognized a net adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN 48 of $163,000.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During fiscal 2008 and 2007, we recognized charges of $14,000 and $31,000, respectively, related to interest.

Stock-Based Compensation

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (SFAS 123R), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

In 2005, the Company began issuing stock rights which cliff vest based on either service or specifically defined performance criteria consisting primarily of revenue, income and stockholder value targets. We will recognize compensation expense based on the fair value of the stock rights at the time of grant if and when vesting is considered probable. The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. At January 3, 2009, we have assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded. The recognition of the cost of service-based stock rights will be amortized using the straight-line method over the requisite service period, net of estimated forfeitures.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. We adopted the effective portions of SFAS 157 beginning the first quarter of Fiscal 2008, with no material impact to our financial results. In February 2008, FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of Fiscal 2009. We elected to defer adoption of SFAS 157 for such items and do not anticipate that full adoption in fiscal 2009 will impact our results of operations or financial condition.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Its adoption did not impact our consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009. We do not anticipate that adoption in fiscal 2009 will impact the results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Liabilities — Including an Amendment to FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 improves financial reporting by giving entities the opportunity to mitigate earnings volatility by electing to measure related financial assets and liabilities at fair value rather than using different measurement attributes. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. Upon initial adoption, differences between the fair value and carrying amount should be included as a cumulative-effect adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on December 30, 2007. The adoption of SFAS 159 did not have an impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are set forth under “Item 15. Exhibits, Financial Statements Schedules,” and beginning with page F1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 18, 2008, the Audit Committee of the Board of Directors of the Company notified Grant Thornton LLP that it had been dismissed as the Company’s independent registered public accounting firm. Also on June 18, 2008, the Audit Committee of the Company’s Board of Directors engaged Mayer Hoffman McCann P.C., as the Company’s independent registered public accounting firm. During the 2007 and 2008 fiscal years, and subsequent interim period, there were no disagreements with our independent registered public accounting firm or reportable events required to be disclosed under Item 304(b) of Regulation S-K. For more information regarding the Company’s change in independent registered public accounting firm from Grant Thornton LLP to Mayer Hoffman McCann P.C. during its fiscal year ended January 3, 2009, please refer to the Company’s current report on Form 8-K filed with the SEC on June 20, 2008.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of January 3, 2009.

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

Other than the change mentioned above, no other changes in our internal control over financial reporting occurred during the fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Report of Independent Registered Public Accounting Firm — Mayer Hoffman McCann P.C.

2.	Report of Independent Registered Public Accounting Firm — Grant Thornton LLP

3.	Consolidated Balance Sheets

4.	Consolidated Statements of Operations

5.	Consolidated Statements of Stockholders’ Equity

6.	Consolidated Statements of Cash Flows

7.	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules (See (c) below)

(3)	Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004 (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc. (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674))*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.4	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674))*

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated April 11, 2001 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated June 27, 2001 (SEC File No. 005-36674))*

10.7	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.8	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.9	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.10	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.15	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.16	Amended and Restated Credit Facility Agreement dated as of November 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 16, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.17	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.18	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.19	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.21	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.22	Amended and Restated Credit Facility Agreement, Amendment Number 1, dated September 12, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company (incorporated by reference to Exhibit 10.6 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	Amended and Restated Credit Facility Agreement, Amendment Number 2, dated October 31, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company (incorporated by reference to Exhibit 10.7 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Standby Letter of Credit dated July 2, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Termination Agreement, dated July 3, 2007, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Employment Agreement, dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 23, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Promissory Note and Pledge Security Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Security Agreement, dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Guaranty, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Guaranty, dated December 29, 2007, between GGC Administration, LLC, Golden Gate Private Equity, Inc. and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Transition Services Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.5 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Jensen Obligations Assignment and Assumption Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Consent and Termination Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	Form of Irrevocable Standby Letter of Credit (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2007 (incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K dated April 14, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)**

10.37	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated February 28, 2008 (incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for Phoenix Footwear Group, Inc., dated April 14, 2008 (SEC File No. 001-31309))

10.38	Credit and Security Agreement by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank National Association, dated June 10, 2008 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.39	$20,000,000 Revolving Promissory Note by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.40	Collateral Pledge Agreement by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Patent and Trademark Security Agreement by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.4 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.42	Patent and Trademark Security Agreement by and between Penobscot Shoe Company and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.5 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.43	Patent and Trademark Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.6 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.44	Patent and Trademark Security Agreement by and between H.S. Trask & Co. and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.7 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.45	Copyright Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.8 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.46	Standby Letter of Credit Agreement to Wells Fargo Bank, N.A., executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.9 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.47	Commercial Letter of Credit Agreement to Wells Fargo Bank, N.A., executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.10 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.48	Pledge and Assignment of Deposit Account Agreement from Phoenix Footwear Group, Inc. to Manufacturers and Traders Trust Company, dated June 12, 2008 (incorporated by reference to Exhibit 10.11 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.49	Employment Agreement between Phoenix Footwear Group, Inc. and James R. Riedman, dated August 6, 2008 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.50	Item 5.02 on Form 8-K dated September 24, 2008 (describing the compensation arrangement for P. Douglas Ford, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated September 24, 2008 (SEC File No. 001-31309))*

10.51	Trademark License Agreement dated December 9, 2008 between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K dated September 24, 2008 (SEC File No. 001-31309))**

10.52	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and Cathy B. Taylor (filed herewith)

10.53	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and P. Douglas Ford (filed herewith)

10.54	Item 5.02 on Form 8-K dated February 17, 2009 (describing the compensation arrangements for Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated February 17, 2009 (SEC File No. 001-31309))*

10.55	Trademark License Agreement, Amendment Number 1, dated February 24, 2009 between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (filed herewith)

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Mayer Hoffman McCann P.C.

24	Power of Attorney

31.1	Certification of Russell Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended January 3, 2009 and December 29, 2007

	Sales and Sales Returns Allowances and Allowance for Doubtful Accounts	Reserve for Obsolete Inventory
	( In thousands)
Balance, December 30, 2006	$1,859	$1,423

Provision	3,357	1,734
Write-off, disposal, costs, and other	(3,217)	(836)

Balance, December 29, 2007	1,999	2,321

Provision	5,179	1,943
Write-off, disposal, costs, and other	(5,313)	(2,638)

Balance, January 3, 2009	$1,865	$1,626

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/s/ RUSSELL HALL
Russell Hall, Chief Executive Officer

Date: April 20, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RUSSELL HALL Russell Hall	Chief Executive Officer (Principal Executive Officer)	April 20, 2009

/s/ JAMES R. RIEDMAN James R. Riedman	Chairman of the Board and President	April 20, 2009

/s/ DENNIS NELSON Dennis Nelson	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 20, 2009

/s/ STEVEN M. DEPERRIOR* Steven M. DePerrior	Director	April 20, 2009

/s/ GREGORY M. HARDEN* Gregory M. Harden	Director	April 20, 2009

/s/ JOHN C. KRATZER* John C. Kratzer	Director	April 20, 2009

/s/ WILHELM PFANDER* Wilhelm Pfander	Director	April 20, 2009

/s/ FREDRICK R. PORT* Fredrick R. Port	Director	April 20, 2009

*By:	/s/ JAMES R. RIEDMAN
(James R. Riedman, Attorney-in-Fact)

PHOENIX FOOTWEAR GROUP, INC.

Index to Consolidated Financial Statements

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.

Carlsbad, California

We have audited the accompanying consolidated balance sheet of Phoenix Footwear Group, Inc. as of January 3, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended January 3, 2009, listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Footwear Group, Inc. as of January 3, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $19,460,000 for the year ended January 3, 2009 and the Company is not in compliance with financial covenants under its current credit agreement as of January 3, 2009. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
April 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.:

We have audited the accompanying consolidated balance sheet of Phoenix Footwear Group, Inc. and subsidiaries (a Delaware corporation) as of December 29, 2007 and the related consolidated statements of operations and comprehensive earnings (loss), stockholders’ equity and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II Consolidated Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Footwear Group, Inc. and subsidiaries as of December 29, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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

/s/ Grant Thornton LLP
Irvine, California
April 11, 2008

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

JANUARY 3, 2009 and DECEMBER 29, 2007

(In thousands, except for per share and share data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$456	$2,355
Accounts receivable (less allowances of $1,865 and $1,999 in 2008 and 2007, respectively)	10,684	14,323
Inventories (less provision of $1,626 and $2,321 in 2008 and 2007, respectively)	17,983	19,874
Notes receivable	—	13,303
Other current assets	1,510	1,661
Income tax receivable	312	2,657

Total current assets	30,945	54,173
PROPERTY, PLANT AND EQUIPMENT, net	2,089	1,996
OTHER ASSETS:
Goodwill	—	5,850
Unamortizable intangibles	—	340
Intangible assets, net	22	5,268
Other assets, net	93	50

Total other assets	115	11,508

TOTAL ASSETS	$33,149	$67,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$11,173	$22,666
Accounts payable	5,431	7,032
Accrued expenses	3,198	3,833
Other current liabilities	1,376	1,467
Income taxes payable	78	444

Total current liabilities	21,256	35,442
OTHER LIABILITIES:
Other long-term liabilities	531	1,127
Deferred income tax liability	—	21

Total other liabilities	531	1,148

Total liabilities	21,787	36,590
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,382,762 and 8,382,762 shares issued and outstanding in 2008 and 2007, respectively	84	84
Additional paid-in-capital	46,078	46,161
Accumulated deficit	(31,840)	(12,380)
Accumulated other comprehensive income (loss)	(317)	168

	14,005	34,033
Less: Treasury stock at cost, 217,000 and 338,000 shares in 2008 and 2007, respectively	(2,643)	(2,946)

Total stockholders’ equity	11,362	31,087

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,149	$67,677

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

YEARS ENDED JANUARY 3, 2009 and DECEMBER 29, 2007

(In thousands, except per share data)

	2008	2007
Net sales	$75,070	$82,871
Cost of goods sold	50,493	57,215

Gross profit	24,577	25,656
Operating expenses:
Selling, general and administrative expense	32,267	34,921
Goodwill and intangible impairment charges	10,831	6,034
Other (income) expense, net	(1,500)	451

Total operating expenses	41,598	41,406

Operating loss	(17,021)	(15,750)
Interest expense	1,613	1,402

Loss before income taxes and discontinued operations	(18,634)	(17,152)
Income tax expense (benefit)	149	(559)

Loss before discontinued operations	(18,783)	(16,593)
(Loss) earnings from discontinued operations, net of tax (including (loss) gain on sale of $(677) and $14,702, respectively — Note 3)	(677)	15,249

Net loss	$(19,460)	$(1,344)

Net (loss) earnings per share, basic and diluted (Note 1):
Continuing Operations	$(2.31)	$(2.07)
Discontinued Operations	(0.08)	1.90

Net loss	$(2.39)	$(0.17)

Weighted average shares outstanding used to calculate per share, basic and diluted	8,144	8,031

Net loss	$(19,460)	$(1,344)
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments, net of income taxes of $0 for fiscal years ended January 3, 2009 and December 29, 2007 (Note 1)	(485)	186

Comprehensive loss	$(19,945)	$(1,158)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEARS ENDED JANUARY 3, 2009 and DECEMBER 29, 2007

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE — December 30, 2006	8,383	$84	$45,921	$(10,884)	(459)	$(3,259)	$(18)	$31,844

Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $88	—	—	133	—	121	313	—	446
Stock-based compensation	—	—	107	—	—	—	—	107
Foreign currency translation adjustments	—	—	—	—	—	—	186	186
Cumulative tax effect of FIN 48	—	—	—	(152)	—	—	—	(152)
Net loss	—	—	—	(1,344)	—	—	—	(1,344)

BALANCE — December 29, 2007	8,383	$84	$46,161	$(12,380)	(338)	$(2,946)	$168	$31,087

Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $1	—	—	(97)	—	121	303	—	206
Stock-based compensation	—	—	14	—	—	—	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	(485)	(485)
Net loss	—	—	—	(19,460)	—	—	—	(19,460)

BALANCE — January 3, 2009	8,383	$84	$46,078	$(31,840)	(217)	$(2,643)	$(317)	$11,362

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 3, 2009 and DECEMBER 29, 2007

(In thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,460)	$(1,344)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations (including net (loss) gain on sale of $(677) and $14,702, respectively)	677	(15,249)
Depreciation and amortization	1,193	1,497
Provision for losses on accounts receivable	(134)	140
Deferred income taxes	(21)	1,500
Allocation of shares in defined contribution plan	128	446
Loss on sale of property and equipment	5	—
Stock-based compensation	14	107
Goodwill and intangible impairment charges	10,831	6,034
Debt issuance cost amortization	798	590
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	3,684	848
Inventories, net	1,707	(940)
Other current assets	(511)	151
Other non-current assets	50	3
Income taxes receivable	2,345	(154)
Increase (decrease) in:
Accounts payable	(1,642)	(476)
Accrued expenses	(605)	1,501
Other long-term liabilities	(1,018)	(125)
Income taxes payable	(369)	364

Net cash (used in) provided by operating activities from continuing operations	(2,328)	(5,107)
Net cash provided by operating activities from discontinued operations	(677)	1,169

Net cash (used in) provided by operating activities	(3,005)	(3,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(689)	(350)
Proceeds from sale of discontinued operations	13,500	37,228

Net cash provided by (used in) investing activities from continuing operations	12,811	36,878
Net cash used in investing activities from discontinued operations	—	(177)

Net cash provided by (used in) investing activities	12,811	36,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	58,921	20,700
Repayments of notes payable and line of credit	(70,280)	(52,000)
Debt issuance costs	(186)	—

Net cash used in financing activities	(11,545)	(31,300)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(160)	140

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,899)	1,603
CASH AND CASH EQUIVALENTS — Beginning of year	2,355	752

CASH AND CASH EQUIVALENTS — End of year	$456	$2,355

The accompanying notes are an integral part of these consolidated financial statements.

	2008	2007
	(In thousands, except per share data)
SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$981	$3,525
Income taxes	$81	$103
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
In connection with the sale of Altama, the Company received a note receivable, which was still outstanding at December 29, 2007	$—	$13,303

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 3, 2009 and DECEMBER 29, 2007

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

ACCOUNTING PERIOD — The Company operates and reports using a 52-53 week fiscal year ending on the Saturday nearest to December 31. The Company refers to the fiscal year ended January 3, 2009 as “fiscal 2008,” and to the fiscal year ended December 29, 2007 as “fiscal 2007.” The 52-week fiscal years consist of four equal quarters of 13 weeks each and 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2008 and 2007 include 53 and 52 weeks, respectively.

ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its estimates, including the significant estimates related to revenue recognition, valuation of goodwill, stock-based compensation, long-lived and intangible assets, income taxes including the amount of tax asset valuation allowance required, and the allowance for doubtful accounts.

RECLASSIFICATIONS — Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the classifications used in fiscal 2008. These classifications have no effect on the reported net loss.

CASH AND CASH EQUIVALENTS — For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The Company’s financial instruments consist primarily of cash, accounts receivables, accounts payable and its credit facility. The fair value of cash, accounts receivable and accounts payable approximated carrying value because of the nature of these instruments. The credit facility bears interest at floating market interest rates; therefore, the fair value of amounts borrowed approximates the carrying value.

ACCOUNTS RECEIVABLE, net — The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer credit-worthiness. The Company maintains an allowance for estimated doubtful accounts based on its historical experience and the customer credit issues identified. The Company monitors collections regularly and adjusts the allowance for doubtful accounts as necessary to recognize any changes in credit exposure. Upon conclusion that a receivable is uncollectible, the Company records the respective amount as a charge against its allowance for doubtful accounts. At January 3, 2009, the Company’s gross trade accounts receivable balance was $12.5 million, its allowance for doubtful

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts and sales allowances were $975,000 and its allowance for sales returns was $890,000. At December 29, 2007 the Company’s gross trade accounts receivable balance was approximately $16.3 million, its allowance for doubtful accounts and sales allowances were approximately $1.4 million and its allowance for sales returns was approximately $550,000.

INVENTORIES, net — Inventories are stated at the lower of cost or market net of reserve for obsolescence. Cost is determined on a first-in, first-out basis. The reserve for obsolete inventory was approximately $1.6 million and $2.3 million as of January 3, 2009 and December 29, 2007, respectively.

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

Buildings	25 years
Machinery and equipment	5 -10 years
Computers	2 - 5 years
Vehicles	4 - 5 years
Furniture and fixtures	5 - 8 years

Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.

OTHER ASSETS — Other assets consist primarily of deferred financing costs which are being amortized over the term of the related debt instruments. Amortization expense associated with deferred financing costs is recorded as interest expense in the statement of operations and totaled $800,000 and $590,000 during fiscal 2008 and 2007, respectively. Included in the amortization expense in fiscal 2008 is $770,000 of deferred financing costs expensed in connection with the payoff of the line of credit with M&T. Accumulated amortization of deferred financing costs as of January 3, 2009 totaled $30,000.

GOODWILL — The Company accounts for goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill and unamortizable intangible assets are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and unamortizable intangible assets are assessed for impairment using fair value measurement techniques.

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

If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination; accordingly the

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

The Company recorded a $10.8 million and $6.0 million impairment of goodwill and intangible assets for fiscal 2008 and 2007, respectively.

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

REVENUE RECOGNITION — Revenues are recognized when products are shipped, as all risk of loss transfers to the Company’s customer upon shipment. Net sales do not include sales tax as the Company is considered a pass-through conduit for collecting and remitting sales taxes. Provisions for discounts, returns and other adjustments are provided for in the same period the related sales are recorded. Actual discounts, returns and other allowances totaled approximately $4.9 million and $6.7 million during fiscal 2008 and 2007, respectively.

SHIPPING AND HANDLING FEES AND COSTS — In accordance with the FASB Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), amounts billed to customers related to shipping and handling costs incurred in delivering product to the customer are included in net sales. Related costs incurred are included in cost of goods sold. Shipping and handling costs incurred in bringing finished products or raw materials to our warehouse are capitalized as part of inventory. Costs associated with our own distribution and warehousing are recognized as expense as incurred and are included in selling, general and administrative expenses. Distribution and warehousing costs totaled $3.6 million and $3.6 million during fiscal 2008 and 2007, respectively.

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

RESEARCH AND DEVELOPMENT COSTS — Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred. The amounts charged to expense were approximately $2.4 million and $1.9 million during fiscal 2008 and 2007, respectively. Research and development costs are included in selling, general and administrative expenses.

ADVERTISING PROGRAMS — The Company expenses advertising costs as incurred. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. The Company participates in certain qualified cooperative advertising programs to reimburse a portion of certain advertising and marketing costs that customers may incur. Advertising and marketing costs that qualify for reimbursement include the cost of mailing catalogues or placing an advertisement in newspapers, magazines, and television and radio programs. The Company recognizes advertising costs associated with these programs in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products (EITF 01-09). To qualify for reimbursement under the program the customer is required to provide proper supporting documents that detail the type of advertisement being placed and the specific cost to place the advertisement. As supported by these documents, the Company receives a separate identifiable benefit that has an estimable fair value and therefore, the Company recognizes these costs as an advertising expense. The Company’s portions of the costs incurred are recognized in selling, general and administrative expenses in the period when the catalogue is mailed or when the advertisement is first placed. The amounts charged to expense related to cooperative advertising programs were approximately $840,000 and $430,000 in fiscal 2008 and 2007, respectively, and are included in selling, general and administrative expenses. Including amounts charged to cooperative advertising programs, the Company charged to expense, advertising costs of approximately $1.5 and $1.6 million in fiscal 2008 and 2007, respectively.

INCOME TAXES — The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Income taxes are provided on the earnings in the consolidated financial statements. Tax credits are recognized as a reduction to income taxes in the year the credits are earned.

On December 31, 2006, the Company adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 creates a single model to address the accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.

Upon the adoption of FIN 48, the Company recognized an adjustment to beginning accumulated deficit of $152,000, an adjustment to goodwill of $8,000, and an adjustment to income tax provision of $3,000, resulting in a net tax liability relating to FIN 48 of $163,000. The cumulative effect of FIN 48 on the Company’s accumulated deficit is as follows (in thousands):

Accumulated deficit, December 30, 2006, as previously reported	$(10,884)
Cumulative effect of adoption of FIN 48	(152)
Net earnings, year ended December 29, 2007	(1,344)

Accumulated deficit, December 29, 2007	$(12,380)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of income tax expense. During fiscal 2008 and 2007, the Company recognized charges of $14,000 and $31,000, respectively, related to interest.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company may maintain cash in bank accounts in excess of FDIC insured limits. Such cash totaled approximately $0 and $690,000 at January 3, 2009 and December 29, 2007, respectively. The Company maintains offshore bank accounts with certain international banks; these accounts totaled approximately $380,000 and $1.4 million at January 3, 2009 and December 29, 2007, respectively. The Company has not experienced any losses in its cash accounts and believes no significant concentration of credit risk exists with respect to these cash balances.

The Company monitors its exposure for credit losses on all receivables and maintains allowances for anticipated losses. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from the Company or to cease carrying the Company’s products could have an adverse effect on the Company’s results of operations in future periods. Wal-Mart, the Company’s largest customer, accounted for 31% and 32% of the consolidated sales in fiscal 2008 and fiscal 2007, respectively. Wal-Mart and Kmart represented 31% and 10% of the Company’s consolidated accounts receivable, net as of January 3, 2009.

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

FOREIGN CURRENCY TRANSLATION — We convert assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates. Amounts classified in stockholders’ equity are translated at historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive earnings (loss) within stockholders’ equity. Income statements of foreign operations are translated from the operations’ functional currency to U.S. dollar equivalents at the exchange rate on the transaction dates or an average rate. The functional currency for the Company’s foreign subsidiaries is the local currency. Foreign currency exchange transaction gains and losses are reported in other income (expense), net.

PER SHARE DATA — Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net (loss) earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliations of the numerators and denominators of basic and diluted (loss) earnings per share from continuing operations is presented below for the years ended January 3, 2009 and December 29, 2008:

	2008	2007
	( In thousands, except per share data)
Loss per share from continuing operations, basic and diluted:
Loss from continuing operations	$(18,783)	$(16,593)
Weighted average common shares outstanding	8,144	8,031

Loss per share from continuing operations, basic and diluted	$(2.31)	$(2 .07)

(Loss) earnings per share from discontinued operations, basic and diluted:
(Loss) earnings from discontinued operations	$(677)	$15,249
Weighted average common shares outstanding	8,144	8,031

(Loss) earnings per share from discontinued, basic and diluted	$(0.08)	$1.90

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held zero and 121,000 shares as of January 3, 2009 and December 29, 2007, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, were classified as treasury stock and therefore were not deemed outstanding for the purpose of determining per share earnings until the time that such shares were allocated to employee accounts. This allocation occurred over a seven-year period which commenced in 2002 and was completed in February 2008. During fiscal 2008 and fiscal 2007, approximately 121,000 shares were allocated each year to the defined contribution 401(k) savings plan (See Note 8).

Options and stock rights to purchase shares of common stock granted under the 2001 Long-Term Incentive Plan (“2001 Plan”) which totaled 1.3 million and 1.2 million as of January 3, 2009 and December 29, 2007, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to the options and stock rights outstanding under the 2001 Long-Term Incentive Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled approximately 400,000 as of January 3, 2009 and December 29, 2007 and were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These options were granted in July 1997, September 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with the Company’s secondary offering completed in July 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants expire in July 2009 and contain piggyback registration rights that expire seven years from the closing of the offering. These warrants were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

STOCK-BASED COMPENSATION — On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (SFAS 123R), using the modified prospective method. Under the modified prospective method, prior fiscal periods are not revised for comparative purposes. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The valuation provisions of SFAF 123R apply to new awards and to awards that were outstanding on the adoption date and or subsequently modified or cancelled.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award for stock option grants. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options.

RECENT ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for assets and liabilities measured at fair value. SFAS 157 applies to existing accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company adopted the effective portions of SFAS 157 beginning the first quarter of Fiscal 2008, with no material impact to the Company’s financial results. In February 2008, FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of Fiscal 2009. The Company elected to defer adoption of SFAS 157 for such items and does not anticipate that full adoption in fiscal 2009 will impact the Company’s results of operations or financial condition.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active. Additional guidance is provided regarding how the reporting entity’s own assumptions should be considered when relevant observable inputs do not exist, how available observable inputs in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP FAS 157-3 became effective immediately upon issuance. Its adoption did not impact the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009. The Company does not anticipate that adoption in fiscal 2009 will impact the Company’s results of operations or financial condition.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the last two fiscal years and has been in continuing default on its existing credit facility. As of December 29, 2007, the Company was not in compliance with the financial covenants under its credit facility. The Company did not request a waiver for the respective defaults as it was in the process of replacing the existing facility with a new lender. In June 2008, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The Company has been in continuing default under the Wells Fargo credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. Additionally, the Company expects that it will not meet this financial covenant as of the end of the first quarter of fiscal 2009 or thereafter unless this financial covenant is amended. Because of the Company’s current defaults, its current lender can demand immediate repayment of all debt and the bank can foreclose on the Company’s assets. The Company presently has insufficient cash to pay its bank debt in full. The Company has been in continuing discussions with Wells Fargo regarding its restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. The bank is continuing to evaluate the Company’s restructuring activities and has provided no assurance that it will provide a waiver or amend the Company’s agreement. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital gain from the sale of Royal Robbins. The tax benefit realized from the sale of Altama was approximately $7.4 million resulting in a net after tax gain on the sale of approximately $519,000.

Pursuant to the acquisition terms, $3.0 million of the purchase price was deposited into an 18 month interest bearing escrow account to secure our indemnification obligations to Tactical and was recorded as Restricted Cash. On September 15, 2008, the escrow account was released to the Company and replaced with, for the remainder of the 18 months, a standby letter of credit. In October 2008, the Company had requested that Tactical reduce the amount required to be posted under the letter of credit to secure the indemnification obligation. In connection with those discussions, Tactical sought reimbursement of approximately $572,000 for employee liability related claims. On November 6, 2008, the Company agreed to pay the indemnity claims in exchange for Tactical agreeing to reduce the letter of credit required to secure additional future indemnity obligations to approximately $928,000. The reimbursement of approximately $572,000 was recognized as a loss from the sale of discontinued operations in the fourth quarter of fiscal 2008. Additionally, the Company and Tactical agreed that the Company could recover up to $200,000 from the amount paid on the indemnity claims if it can demonstrate by June 29, 2009 that any of the indemnity claims had been fully resolved prior to the consummation of the transactions contemplated by the sale transaction.

The results of the Royal Robbins business, previously included in the footwear segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations for the year ended December 29, 2007. In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24), interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During fiscal years 2008 and 2007, interest expense allocated to discontinued operations was $0 and $3.0 million, respectively.

The following table summarizes the results of the Royal Robbins and Altama businesses for the year ended December 29, 2007:

2007
(In thousands)
Net Sales	$42,726
Cost of goods sold and operating expenses	41,400
Gain on the sale of Royal Robbins and Altama, net	(14,702)

Earnings (loss) before income taxes	16,028
Income tax expense (benefit)	779

Earnings (loss) from discontinued operations	$15,249

4.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

INVENTORIES, NET OF RESERVES:

	January 3, 2009	December 29, 2007
	(In thousands)
Raw materials	$1,674	$1,945
Work in process	160	249
Finished goods	16,149	17,680

	$17,983	$19,874

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROPERTY, PLANT AND EQUIPMENT:

	January 3, 2009	December 29, 2007
	(In thousands)
Land and buildings	$688	$688
Machinery, furniture and equipment	2,030	1,883
Leasehold improvements	219	219
Computer hardware and software	1,716	1,849
Vehicles	79	79

	4,732	4,718
Less accumulated depreciation	(2,643)	(2,722)

Property, plant and equipment, net	$2,089	$1,996

Depreciation expense for fiscal 2008 and 2007 was $590,000 and $590,000, respectively.

5.    GOODWILL AND INTANGIBLE ASSETS

A summary of the changes in the carrying amounts of goodwill and nonamortizable intangible assets for the fiscal years ended 2008 and 2007 were as follows:

	Goodwill	Un-Amortizable Intangibles
	(In thousands)
Balance at December 30, 2006	$9,707	$1,357
Adjustment to purchase price allocations from prior period acquisitions	(3)	—
Impairment charge	(3,854)	(1,017)

Balance at December 29, 2007	$5,850	$340
Impairment charge	(5,850)	(340)

Balance at January 3, 2009	$—	$—

A summary of the change in the carrying amounts amortizable intangible assets for the fiscal years ended 2008 and 2007 were as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)
Balance at December 30, 2006	$8,697	$(1,363)	$7,334
Amortization Expense	—	(903)	(903)
Impairment charge	(1,183)	20	(1,163)

Balance at December 29, 2007	$7,514	$(2,246)	$5,268
Amortization expense	—	(605)	(605)
Impairment charge	(7,462)	2,821	(4,641)

Balance at January 3, 2009	$52	$(30)	$22

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangible assets were as follows:

	Useful Life (Years)	January 3, 2009	December 29, 2007
		(In thousands)
Nonamortizing:
Trademarks and trade names	—	$—	$340

Amortizing:
Customer lists	5-20	$52	$5,464
Covenant not to compete	2-5	—	2,025
Other	5	—	25
Less: Accumulated Amortization		(30)	(2,246)

Total		$22	$5,268

All of the Company’s intangible assets, other than certain trademarks and trade names and goodwill, are subject to amortization. Amortization expense related to these intangible assets for fiscal 2008 and 2007 was $605,000 and $900,000, respectively.

In performing its annual impairment test during fiscal 2008 and 2007, the Company determined that the carrying value of certain goodwill, unamortizable intangible and intangible assets-net associated with certain of its segments exceeded their estimated fair values. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the segments with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

The Company determined, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the segments meet the criteria for aggregation and therefore performed an analysis at the operating segment level. The fair value of the segments was determined using a combination of the market approach and the income approach. Under the market approach, fair value is estimated based on market multiples of revenue and cash flow for comparable companies and similar transactions. Under the income approach, the fair value of a segment is calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows uses the Company’s estimates of revenue for the segments, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that the Company uses to manage the underlying businesses. The weighting that the Company applied to each of the market and income approaches was based on the data available and specific facts and circumstances surrounding each reporting unit.

Because the fiscal 2008 and 2007 trading value of the Company’s shares indicated a level of equity market capitalization below its book value at the time of the annual impairment test, there was an indication that one or more of the segments would fail the first step of the goodwill impairment test. In fiscal 2008, in performing the first step of the goodwill impairment test, the Company determined that there was an indicator of impairment in the footwear segment, premium footwear segment and accessories segment, because the carrying value of these segments exceeded their estimated fair value, and in fiscal 2007, there were similar indicators of impairment in the premium footwear segment and accessories segment.

In performing the second step of the goodwill impairment test, we allocated the estimated fair values of each respective segment determined in step one of the impairment test, to the assets and liabilities of the respective segment in accordance with SFAS No. 141, Business Combinations (SFAS 141). As noted above, for the fiscal

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended January 3, 2009 the Company recorded impairment charges of $1.9 million for the footwear segment, $50,000 for the premium footwear segment and $8.8 million for the accessories segment and for the fiscal year ended December 29, 2007 the Company recorded impairment charges of $1.1 million for the premium footwear segment and $4.9 million for the accessories segment. At January 3, 2009, the carrying value of both goodwill and unamortizable intangible were $0 and intangible assets-net was $22,000. The remaining intangible assets-net were written off in the first quarter of fiscal 2009 in connection with exit of our Tommy Bahama business.

6.    COMMITMENTS AND CONTINGENCIES

The Company leases office and manufacturing facilities under operating lease agreements. Rent expense for both fiscal 2008 and 2007 was $1.0 million.

Future minimum commitments under the lease agreements are as follows:

(In thousands)
Year ending December:
2009	$807
2010	556
2011	381

Total	$1,744

On May 17, 2006, the Company entered into an agreement to lease approximately 21,700 square feet of office space in Carlsbad, California, which serves as the Company’s headquarters. The lease commenced on August 24, 2006 and continues for sixty months.

The Company has various license agreements to manufacture and distribute products bearing certain trademarks or patents owned by various entities. In accordance with these agreements, the Company incurred royalty expense of approximately $2.8 million and $2.8 million for fiscal 2008 and fiscal 2007, respectively. These agreements expire on various dates between 2009 and 2010. In accordance with these agreements, the Company incurs royalty expenses based on percentages of net product sales. These royalty expenses are included in the Company’s cost of sales as incurred. The terms of the various guarantees provide for no limitation to the maximum potential future payments under these agreements.

Future minimum royalty commitments under such license agreements at January 3, 2009 are as follows:

(In thousands)
Year ending December:
2009	$1,143
2010	210

Total	$1,353

On October 3, 2006, the Company notified the sellers under the purchase agreement for the acquisition of Tommy Bahama Footwear that it was withholding payment of the $500,000 holdback that the Company maintained under the terms of the Agreement. The Company had previously notified the sellers that certain acquired assets did not conform to the representations and warranties contained in the purchase agreement. The sellers have demanded payment of the holdback amount. The $500,000 is currently recorded in other current liabilities. On February 24, 2009, the Company and sellers entered into a Settlement Agreement to resolve and

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mutually settle the holdback dispute. The Company shall pay the sellers $100,000 in consideration for mutual release of the holdback. The first payment of $50,000 was paid on March 20, 2009 with the remaining $50,000 paid by May 19, 2009.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at January 3, 2009, cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

7.    DEFINED CONTRIBUTION PLAN

The Company has a defined contribution 401(k) savings plan (“the Plan”) covering substantially all employees of the Company. Following the termination of the Company’s defined benefit pension plan in 2001, the net cash surplus of $2.0 million was contributed to the Plan. In 2001, the Plan acquired 782,000 shares of the Company’s common stock at a price per share of $2.575, which was based on an independent appraisal. The unallocated shares in the Plan have been classified as treasury stock in stockholders’ equity. Compensation expense is recognized as the shares are allocated to the participants, which is occurring over a seven-year period which began in 2002. The amount allocated to participants during the fiscal years ended January 3, 2009 and December 29, 2007, was $170,000 (121,000 shares) and $530,000 (121,000 shares), respectively, which is based on the closing price of the Company’s common stock as of the end of each respective fiscal year. There were no matching contributions to the Plan in fiscal 2008 or fiscal 2007.

8.    DEBT

In June 2008, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bear interest at prime rate minus .25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums.

Concurrently with the execution of the Credit and Security Agreement, the Company made an initial borrowing thereunder in the amount of $11.2 million, which was used to pay in full the outstanding balances owed to the Company’s then lender, Manufacturers & Traders Trust Company (“M&T”). The Company also terminated the underlying credit agreement, notes, security agreements and related instruments and documents, but left in force a Letter of Credit Reimbursement Agreement between M&T and the Company. In connection with the pay off of the M&T facility, the Company cash collateralized on a dollar-for-dollar basis four letters of credit previously issued by M&T. Pursuant to a Pledge Account Agreement entered into with M&T, the Company pledged the cash collateral account to M&T in the aggregate face amount of approximately $1.5 million. During the third quarter of fiscal 2008, these letters of credit were drawn upon. These letters of credit are no longer outstanding.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including an annual capital expenditure limitation and minimum net income requirements. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’ security interest, change in control events, material adverse change and certain officers being convicted of felonies. The occurrence of an event of default has increased the interest rate by 3.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to Wells Fargo with respect to indebtedness under the Credit and Security Agreement. As of January 3, 2009, the Company was not in compliance with the financial covenant for income before taxes under its Credit and Security Agreement with Wells Fargo. We are presently in discussions with Wells Fargo to obtain a waiver of this past default. There can be no assurance when, or if, an amendment or waiver will be provided.

We have been in continuing default under Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. We have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. The bank is continuing to evaluate our restructuring activities and has provided no assurance that it will provide a waiver or amend our agreement. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided.

Debt as of January 3, 2009 and December 29, 2007 consisted of the following:

	2008	2007
	(In thousands)
Credit and Security Agreement with Wells Fargo; collateralized by all of the Company’s assets; interest payable monthly and bears a rate of Prime minus .25% (stated rate of 3.0% plus the default rate of 3.0% at January 3, 2009)	$11,173	$—
Revolving line of credit with M&T; secured by accounts receivable, inventory and equipment; interest payable monthly and bears a rate of Prime plus 3.5% (stated rate of 8.0% at December 29, 2007)	—	22,666

	11,173	22,666
Less: current portion	11,173	22,666

Non-current portion	$—	$—

9.    INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on December 31, 2006.

The total amount of unrecognized tax benefits as of the date of adoption was $253,000, including interest and penalties. Of the total liability of $253,000, $8,000 related to uncertain tax positions taken in fiscal years resulting from net operating losses in such years, therefore the liability was presented as a reduction of the related deferred tax asset as of the date of adoption.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during fiscal 2008 (excluding interest and penalties):

(In thousands)
Unrecognized Tax Benefits — Opening Balance	$340,000
Gross increases — tax positions in prior periods	1,000
Gross decreases — tax positions in prior periods	(109,000)
Gross increase — current-period tax positions	None
Settlements	None
Lapse of statute of limitations	(13,000)

Unrecognized Tax Benefits — Ending Balance	$219,000

Included in the balance of unrecognized tax benefits at January 3, 2009, are approximately $193,000 of tax benefits that, if recognized, would affect the effective tax rate (including interest and penalties).

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 3, 2009, the Company had approximately $75,000 of accrued interest and penalties related to uncertain tax positions. Related to uncertain tax benefits noted above, the Company accrued interest and penalties of $22,000 during fiscal 2008.

The Company believes that it is reasonably possible that approximately $33,000 in unrecognized federal and state tax benefits will decrease within 12 months of January 3, 2009, due to the expiration of various applicable statutes of limitations and possible settlement with state authorities.

The Company is subject to taxation in the U.S., Canada and various state tax jurisdictions. For federal tax purposes, the Company’s 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s 2002 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations; however, certain states may keep their statute open for six to ten years. Generally, the Company’s tax years from 2005 are subject to examination by Canadian tax authorities.

Income tax expense (benefit) for fiscal 2008 and 2007 consisted of:

	2008	2007
	(In thousands)
Current:
Federal	$70	$(2,121)
State	63	9
Foreign	37	56

	170	(2,056)
Deferred:
Federal	(17)	898
State	(4)	599

	(21)	1,497

Total	$149	$(559)

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between tax computed at the statutory federal income tax rate and the Company’s reported tax benefit is as follows:

	2008	2007
	(In thousands)
Expense (benefit) at statutory rate	$(6,566)	$(5,834)
State and other taxes, net of federal tax benefit	(1,020)	(984)
Items not deductible	90	86
Nondeductible impairment charge	759	—
Effect of change to apportioned state rates	28	(82)
Foreign taxes	79	—
Valuation allowances	5,793	6,060
Write-off of foreign tax credit deferred tax asset	351	—
Adjustment to capital loss carryforward	508	—
Other	127	195

Income tax expense (benefit)	$149	$(559)

As of January 3, 2009, the Company had approximately $10.4 million of net operating loss carry forwards available for federal tax purposes which begins to expire in 2027. As of January 3, 2009, the Company also had approximately $10.2 million of net operating loss carry forwards for California and $17.7 million of net operating loss carry forwards on a pre-apportionment basis for Maine. These net operating losses begin to expire in 2016. As of January 3, 2009, the Company had approximately $53,000 of Alternative Minimum Tax Credit carry forward which does not expire. Additionally, as of January 3, 2009, the Company had $2.5 million of capital loss carry forwards remaining from the pre-tax loss on the sale of Altama. These loss carry forwards will expire in 2012 and may only be utilized against future capital gains.

Components of the Company’s deferred income tax assets (liabilities) as of January 3, 2009 and December 29, 2007 are as follows:

	2008
	Current	Non-current
	(In thousands)
ASSETS
Non-deductible bad debt reserves	$172	$—
UNICAP	404	—
Amortization	—	5,988
Other accruals	839	398
Capital loss carry forward	—	921
Net operating loss carry forwards	—	4,680
Alternative minimum tax credit carry forward	—	53
Foreign tax credit carry forward	—	1

LIABILITIES
Pension	(11)	—
Depreciation	—	(266)

Deferred income tax asset (liability)	1,404	11,775
Valuation allowances	(1,404)	(11,775)

Deferred income tax asset (liability)	$—	$—

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income. As a result of this analysis of all available evidence, both positive and negative, management does not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the net deferred tax asset of $13.2 million at January 3, 2009 has been fully offset by a valuation allowance.

	2007
	Current	Non-current
	(In thousands)
ASSETS
Non-deductible bad debt reserves	$367	$—
UNICAP	252	—
Amortization	—	2,894
Other accruals	845	374
Capital loss carry forwards	—	1,172
Net operating loss carry forwards	—	1,676
Alternative minimum tax credit carry forward	—	80

LIABILITIES
Pension	(121)	—
Depreciation	—	(268)
Purchased intangibles	—	(21)

Deferred income tax asset (liability)	1,343	5,907
Valuation allowances	(1,343)	(5,928)

Deferred income tax asset (liability), net	$—	$(21)

10.    STOCKHOLDERS’ EQUITY

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

Total stock-based compensation expense recognized for fiscal 2008 and 2009 was as follows:

	2008	2007
	(In thousands)
Selling, general and administrative	$14	$107

Pre-tax stock-based compensation expense	14	107
Income tax benefit	—	(7)

Total stock-based compensation expense	$14	$100

At January 3, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock award plans but not yet recognized, excluding performance-based awards, was approximately $23,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the Company began issuing stock rights which cliff vest based on either service or specifically defined performance criteria consisting primarily of revenue, income and stockholder value targets. The performance-based stock rights expire generally within a three to five year period if the performance or service criteria have not been met. These stock rights have an exercise price of $0.00. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares. The Company will recognize compensation expense based on the fair value of the stock rights at the time of grant if and when vesting is considered probable.

The recognition of the cost of service-based stock rights will be amortized using the straight-line method over the requisite service period, net of estimated forfeitures.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. At January 3, 2009, management has assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

At January 3, 2009, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	410	—
Service-based stock rights	—	25
Performance-based stock rights	—	830

Total outstanding stock-based awards	410	855

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

The Company recognizes stock-based compensation expense using the straight-line attribution method for stock options and is recognized at the time the expense is considered probable. There was no remaining unrecognized compensation cost related to unvested stock option awards at January 3, 2009. In connection with the exercise of stock options, the Company did not realize income tax benefits in fiscal 2008 that have been credited to additional paid-in capital.

Options outstanding and exercisable under these arrangements totaled 410,000 and 624,000 as of January 3, 2009 and December 29, 2007, respectively. The Company did not grant stock option awards or modify any outstanding stock options during fiscal 2008 and 2007.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option transactions during fiscal 2008 and 2007:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding, December 30, 2006	668	$7.00
Options granted	—	—
Options exercised	—	—
Options cancelled	(24)	6.87

Options outstanding , December 29, 2007	644	7.01
Options granted	—	—
Options exercised	—	—
Options cancelled	(234)	6.96

Options outstanding, January 3, 2009	410	$7.03	$—

Options exercisable, January 3, 2009	410	$7.03	$—

The outstanding stock options as of January 3, 2009 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through June 2015.

SFAS No. 123R requires the Company to reflect income tax benefits resulting from tax deductions in excess of expense as a financing cash flow in its Consolidated Statement of Cash Flows. Cash proceeds, tax benefits and intrinsic value of related total stock options exercised during both fiscal 2008 and 2007 were $0, $0 and $0, respectively. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The valuation provisions of SFAF 123R apply to new awards and to awards that were outstanding on the adoption date and were or subsequently modified or cancelled.

The following table summarizes information about employee stock options outstanding and exercisable at January 3, 2009.

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding at January 3, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 3, 2009	Weighted Average Exercise Price
	(In thousands, except years and exercise price)
$1.73 to $1.78	12	2.4 years	$1.74	12	$1.74
$3.13 to $3.63	90	3.9 years	$3.26	90	$3.26
$4.45 to $5.96	120	5.3 years	$5.53	120	$5.53
$6.85 to $8.91	128	1.0 years	$8.67	128	$8.67
$13.33	60	5.4 years	$13.33	60	$13.33

Total	410	3.6 years	$7.03	410	$7.03

All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The fair value of each stock option is estimated on the date of the award using the Black-Scholes option pricing model. Stock options generally expire ten years from the date of grant with one-third becoming exercisable on each anniversary of the grant date.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, the Company began issuing stock rights which cliff vest based on either service or specifically defined performance criteria consisting primarily of revenue, income and stockholder value targets. The performance-based stock rights expire generally within a three to five year period if the performance or service criteria have not been met. These stock rights have an exercise price of $0.00. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares. The Company will recognize compensation expense based on the fair value of the stock rights at the time of grant if and when vesting is considered probable.

The recognition of the cost of service-based stock rights will be amortized using the straight-line method over the requisite service period, net of estimated forfeitures.

The following table summarizes service-based and performance-based stock rights issued as of January 3, 2009:

Stock Rights
(In thousands)
Stock Rights outstanding December 30, 2006	399

Granted	423
Cancelled	(224)

Stock Rights outstanding December 29, 2007	598
Granted	310
Cancelled	(53)

Stock Rights outstanding January 3, 2009	855

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

11.    OTHER EXPENSE (INCOME), NET

For fiscal 2008, other income was $1.5 million and consisted of administrative and other services provided to Tactical Holdings, Inc. through June 2008 to support new management with the operation of the Altama business. For fiscal 2007, other expense (income), net, totaled $451,000 in other expense and consisted primarily of severance costs related to the departure of the Company’s chief financial officer, vice president of sourcing, and a reduction of staff at the Company’s corporate headquarters, which occurred during fiscal 2007.

12.    SEGMENT INFORMATION

For fiscal 2008 and fiscal 2007, the Company’s operating segments were classified into three segments: footwear, premium footwear, and accessories. The footwear segment operation designs, develops and markets various moderately-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers located in Brazil and Asia and sells its products primarily through department stores,

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The premium footwear operation designs, develops and markets premium-priced branded dress and casual footwear, outsources entirely the production of its products from foreign manufacturers primarily located in Brazil, Asia and Europe and sells its products primarily through department stores, national chain stores, independent specialty retailers, third-party catalog companies and directly to consumers over the Company’s internet web sites. The accessory operation designs, develops and markets branded belts and personal items, manufactures a portion of its product at a facility in California, outsources the production of a portion of its product from foreign manufacturers in Mexico and Asia and sells its products primarily through department stores, national chain stores and independent specialty retailers. Beginning January 1, 2006, the Company began selling its footwear and accessories products through its wholly-owned Canadian subsidiary. In prior years, these products were sold through an independent Canadian distributor. For both fiscal 2008 and 2007, the Company’s net sales in Canada were $1.8 million.

On July 2, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Royal Robbins, and on December 29, 2007, the Company sold all of the outstanding capital stock of its wholly-owned subsidiary, Altama. The results of the Royal Robbins business previously included in the footwear and apparel segment, and the results of the Altama business, previously included in the military boot segment, have been segregated from continuing operations and reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. In addition, the footwear and apparel segment has been renamed as the footwear segment.

Operating profits by business segment exclude allocated corporate interest expense and income taxes. Corporate general and administrative expenses include expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific.

The following table summarizes net sales to customers by operating segment that are 10% or greater:

	Customer Concentration Summary
	Fiscal Year Ended
	January 3, 2009	December 29, 2007
Premium Footwear:
Tommy Bahama Retail	21%	23%
Nordstrom	14%	* %
Accessories:
Wal-Mart	63%	63%

*	Less than 10% for the period presented

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended January 3, 2009	Fiscal Year Ended December 29, 2007
	(In thousands)
Net Sales
Footwear	$25,139	$28,244
Premium Footwear	12,567	13,079
Accessories	37,364	41,548

	$75,070	$82,871

Operating Income (loss)
Footwear	$2,878	$3,253
Premium Footwear	(5,137)	(6,023)
Accessories	(7,260)	(3,478)
Reconciling Items(1).	(7,502)	(9,502)

	$(17,021)	$(15,750)

Identifiable Assets
Footwear	$10,716	$12,611
Premium Footwear	6,625	8,802
Accessories	12,717	19,465

Goodwill
Footwear	—	1,950
Premium Footwear	—	—
Accessories	—	3,900

Non-amortizable intangibles
Footwear	—	—
Premium Footwear	—	50
Accessories	—	290
Reconciling Items(2)	3,091	20,609

	$33,149	$67,677

Depreciation and Amortization
Footwear	$88	$105
Premium Footwear	36	89
Accessories	800	1,036
Reconciling Items(3)	268	267

	$1,192	$1,497

Capital Expenditures
Footwear	$—	$117
Premium Footwear	29	18
Accessories	280	190
Reconciling Items(3)	380	25

	$689	$350

(1)

Represents corporate general and administrative expenses and other expense (income) not utilized by management in determining segment profitability. Corporate general and administrative expenses include

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses such as salaries and related expenses for executive management and support departments such as accounting, information technology and human resources which benefit the entire corporation and are not segment specific. The increase in other expense during fiscal 2007 is related to increased selling, general and administrative expenses at the corporate level.

(2)	Identifiable assets are comprised of net receivables, net inventory, certain property and plant and equipment. Reconciling items represent unallocated corporate assets not segregated between the three segments and include cash and other assets.

(3)	Represents capital expenditures and depreciation of our corporate office not utilized by management in determining segment performance.

13.    RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Pitiquito, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers Belt brand, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of January 3, 2009 and December 29, 2007, there was approximately $0 and $0, respectively, due to Maquiladora Chambers de Mexico, S.A. During fiscal 2008 and 2007, the Company purchased a total of $2.0 million and $2.1 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

14.    SETTLEMENT OF CLAIMS

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

In connection with acquisition of substantially all of the assets of The Paradise Shoe Company, LLC (Paradise Shoe) by the Company, a Holdback Agreement was executed pursuant to the Asset Purchase Agreement dated August 3, 2005, between Paradise Shoe, Paradise Shoe’s two members, Sensi USA, Inc. and Tommy Bahama Group, Inc., and the Company (collectively, the Parties) whereby the holdback of $500,000, was to be released after 14 months less any indemnity claims made by the Company. On October 3, 2006, the

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company notified the sellers it was withholding payment of the $500,000 holdback that the Company maintained under the terms of the Holdback Agreement due to certain acquired assets did not conform to the representations and warranties contained in the Asset Purchase Agreement. On February 24, 2009, the Parties entered into a Settlement Agreement to resolve and mutually settle the holdback dispute. The Company shall pay Sensi USA, Inc. $100,000 in consideration for mutual release of the holdback. The first payment of $50,000 was paid on March 20, 2009 with the remaining $50,000 to be paid by May 19, 2009.

15.    SUBSEQUENT EVENT

On February 16, 2009, the Company announced the reduction of the size of its executive team and employee headcount. On February 11, 2009, the Company entered into a Severance and General Release Agreement with Cathy Taylor in connection with her resignation as President and Chief Executive Officer of the Company and member of the Company’s Board of Directors effective February 16, 2009. On February 12, 2009, the Company entered into a Severance and General Release Agreement with P. Douglas Ford in connection with his resignation as Chief Financial Officer and Secretary of the Company, effective February 16, 2009. Ms. Taylor and Mr. Ford are entitled to receive approximately $450,000 and $280,000, respectively, payable in equal monthly installments through November 15, 2009. In connection with this action, the Company will record approximately $1.0 million of restructuring charges for these activities, including the entire severance agreements with Mrs. Taylor and Mr. Ford, in the first quarter of fiscal 2009.

On February 24, 2009, the Company entered into an Amendment to License Agreement (the Amendment) with Tommy Bahama to amend and terminate the 2008 License Agreement and 2005 License Agreement. The 2008 License Agreement was terminated effective January 31, 2009. The 2005 License Agreement was amended and terminated effective February 24, 2009. As of the termination date, the Company ceased all manufacturing of licensed products other than work in process. The Amendment extends the sell-off period of remaining products through May 1, 2009 with provisions to extend it to June 1, 2009. The termination was not due to breach or default by the Company or Tommy Bahama. In connection with the termination of the license agreements, the Company agreed to sell the majority of the Company’s remaining Tommy Bahama-branded goods to Tommy Bahama no later than April 1, 2009 at predetermined unit prices. The total purchase, subject to final quantities is estimated to be $2.3 million. The Company has placed into discontinued operations the subsidiary, Phoenix Delaware Acquisition, Inc. As a result, the Company expects to incur a pre-tax charge of between $680,000 and $830,000 in the first quarter of 2009. The charge is expected to be comprised of approximately $250,000 to $280,000 of cash restructuring charges (mostly related to severance payments) to be paid during fiscal 2009, approximately $400,000 to $500,000 of inventory and other write-offs, and approximately $30,000 to $50,000 for impairment charges (including fixed assets and intangibles).

3)    Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to the Quarterly Report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement By and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc., dated October 2, 2003 (incorporated by reference to Exhibit 2.1 to the Current Report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

2.4	Stock Purchase Agreement by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation dated June 15, 2004 (incorporated by reference to the Current Report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.5	Asset Purchase Agreements between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company, dated as of April 18, 2005 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) (Exhibits and schedules have been omitted pursuant to Item 601(b) (2) of Regulation S-K, but a copy will be furnished supplementary to the Securities and Exchange Commission upon request)

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc. (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated June 26, 1996 (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated July 29, 1997 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674))*

10.3	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated September 1, 1999 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.4	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation dated January 19, 2001 (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674))*

10.5	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated April 11, 2001 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.6	Stock Purchase Option between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman dated June 1, 2001 (incorporated by reference to Exhibit 99.2 of Form SC 13D/A dated June 27, 2001 (SEC File No. 005-36674))*

10.7	Assignment for Patent Application (All Rights) by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. dated August 27, 2003 (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.8	Employment Agreement by and between Phoenix Footwear Group, Inc. and James R. Riedman dated January 1, 2004 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.9	Trademark License Agreement between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. dated August 3, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.10	Registration Rights Agreement by and between Phoenix Footwear Group, Inc. and Chambers Belt Company, dated June 28, 2005 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Escrow Agreement by and among Phoenix Footwear Group, Inc., Chambers Belt Company and Escrow Agent, dated June 28, 2005 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Charles Stewart dated June 28, 2005 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Kelly Green dated June 28, 2005 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and David Matheson dated June 28, 2005 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.15	Non-Competition and Confidentiality Agreement by and among Chambers Delaware Acquisition Company and Gary Edman dated June 28, 2005 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.16	Amended and Restated Credit Facility Agreement dated as of November 13, 2006, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed November 16, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.17	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.18	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.19	Settlement Agreement dated January 8, 2006 by and among W. Whitlow Wyatt, Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for December 31, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.21	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.22	Amended and Restated Credit Facility Agreement, Amendment Number 1, dated September 12, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company (incorporated by reference to Exhibit 10.6 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	Amended and Restated Credit Facility Agreement, Amendment Number 2, dated October 31, 2007, between Phoenix Footwear Group, Inc. and Manufacturers Trust Company (incorporated by reference to Exhibit 10.7 on Form 10-Q filed on November 13, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Standby Letter of Credit dated July 2, 2007 (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Termination Agreement, dated July 3, 2007, between Manufacturers and Traders Trust Company and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Employment Agreement, dated April 23, 2007, between Phoenix Footwear Group, Inc. and Cathy Taylor (incorporated by reference to Exhibit 10.1 on Form 8-K filed on April 23, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Promissory Note and Pledge Security Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Security Agreement, dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Guaranty, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.3 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Guaranty, dated December 29, 2007, between GGC Administration, LLC, Golden Gate Private Equity, Inc. and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.4 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Transition Services Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.5 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Jensen Obligations Assignment and Assumption Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Consent and Termination Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.7 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	Form of Irrevocable Standby Letter of Credit (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.36	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2007 (incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K dated April 14, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)**

10.37	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated February 28, 2008 (incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for Phoenix Footwear Group, Inc., dated April 14, 2008 (SEC File No. 001-31309))

10.38	Credit and Security Agreement by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank National Association, dated June 10, 2008 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.39	$20,000,000 Revolving Promissory Note by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.40	Collateral Pledge Agreement by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.3 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Patent and Trademark Security Agreement by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.4 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.42	Patent and Trademark Security Agreement by and between Penobscot Shoe Company and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.5 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.43	Patent and Trademark Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.6 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.44	Patent and Trademark Security Agreement by and between H.S. Trask & Co. and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.7 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.45	Copyright Security Agreement by and between Chambers Belt Company and Wells Fargo Bank, N.A., dated June 10, 2008 (incorporated by reference to Exhibit 10.8 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.46	Standby Letter of Credit Agreement to Wells Fargo Bank, N.A., executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.9 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.47	Commercial Letter of Credit Agreement to Wells Fargo Bank, N.A., executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., dated June 10, 2008 (incorporated by reference to Exhibit 10.10 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.48	Pledge and Assignment of Deposit Account Agreement from Phoenix Footwear Group, Inc. to Manufacturers and Traders Trust Company, dated June 12, 2008 (incorporated by reference to Exhibit 10.11 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.49	Employment Agreement between Phoenix Footwear Group, Inc. and James R. Riedman, dated August 6, 2008 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.50	Item 5.02 on Form 8-K dated September 24, 2008 (describing the compensation arrangement for P. Douglas Ford, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated September 24, 2008 (SEC File No. 001-31309)*

10.51	Trademark License Agreement dated December 9, 2008 between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K dated September 24, 2008 (SEC File No. 001-31309))**

10.52	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and Cathy B. Taylor (filed herewith)

10.53	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and P. Douglas Ford (filed herewith)

10.54	Item 5.02 on Form 8-K dated February 17, 2009 (describing the compensation arrangements for Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated February 17, 2009 (SEC File No. 001-31309))*

10.55	Trademark License Agreement, Amendment Number 1, dated February 24, 2009 between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (filed herewith)

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Mayer Hoffman McCann P.C.

24	Power of Attorney

31.1	Certification of Russell Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.