Form 10-Q
period 2009-04-04
PHOENIX FOOTWEAR GROUP INC
filed 2009-05-19
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-31309

Phoenix Footwear Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	15-0327010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5840 El Camino Real, Suite 106

Carlsbad, CA 92008

(Address of principal executive offices, including zip code)

(760) 602-9688

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.	1
Condensed Consolidated Balance Sheets as of April 4, 2009 (unaudited) and January 3, 2009	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three Months Ended April 4, 2009 and March 29, 2008 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 4, 2009 and March 29, 2008 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 4T. Controls and Procedures.	14
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.	15
Item 1A. Risk Factors.	15
Item 3. Default Upon Senior Securities.	15
Item 6. Exhibits.	15
Signatures	16

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share data)

	April 4, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354	$456
Accounts receivable (less allowances of $1,075 and $1,125 in 2009 and 2008, respectively)	3,984	3,153
Inventories (less provision of $180 and $599 in 2009 and 2008, respectively)	8,617	9,503
Other current assets	1,021	916
Income tax receivable	330	302
Current assets of discontinued operations	14,389	16,615

Total current assets	28,695	30,945
PROPERTY, PLANT AND EQUIPMENT, net	1,206	1,290
OTHER ASSETS:
Other assets	78	93
Long-term assets of discontinued operations	723	821

Total other assets	801	914

TOTAL ASSETS	$30,702	$33,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$13,059	$11,173
Accounts payable	2,615	1,887
Accrued expenses	2,315	1,557
Other current liabilities	21	155
Income taxes payable	8	78
Current liabilities of discontinued operations	3,917	6,406

Total current liabilities	21,935	21,256
OTHER LIABILITIES:
Other long-term liabilities	377	382
Long-term liabilities of discontinued operations	—	149

Total other liabilities	377	531

Total liabilities	22,312	21,787
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,382,762 and 8,382,762 shares issued and outstanding in 2009 and 2008, respectively	84	84
Additional paid-in-capital	46, 081	46, 078
Accumulated deficit	(34,802)	(31,840)
Accumulated other comprehensive loss	(330)	(317)

	11,033	14,005
Less: Treasury stock at cost, 216,571 and 216,571 shares in 2009 and 2008, respectively	(2,643)	(2,643)

Total stockholders’ equity	8,390	11,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,702	$33,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net sales	$6,091	$9,440
Cost of goods sold	4,024	5,503

Gross profit	2,067	3,937
Operating expenses:
Selling, general and administrative expense	3,782	5,038
Other expense (income), net	1,018	(750)

Total operating expenses	4,800	4,288

Operating income (loss)	(2,733)	(351)
Interest expense, net	16	111

Loss before income taxes and discontinued operations	(2,749)	(462)
Income tax expense (benefit)	(28)	17

Loss before discontinued operations	(2,721)	(479)
(Loss) earnings from discontinued operations, net of tax (including net gain (loss) on sale of $(36) and $0, respectively – Note 3)	(241)	199

Net (loss) earnings	$(2,962)	$(280)

Net (loss) earnings per share, basic and diluted (Note 7):
Continuing Operations	$(.33)	$(.05)
Discontinued Operations	(.03)	.02

Net (loss) earnings	$(.36)	$(.03)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,166,191	8,076,867

Net (loss) earnings	$(2,962)	$(280)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0 for the three months ended April 4, 2009 and March 29, 2008, respectively	(13)	(44)

Comprehensive (loss) earnings	$(2,975)	$(324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 4, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,721)	$(479)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations (including net gain (loss) on sale of $(36) and $0, respectively)	(241)	199
Depreciation and amortization	88	86
Provision for losses on accounts receivable	(50)	130
Allocation of shares in defined contribution plan	—	43
Loss on disposal of property and equipment	2	—
Non-cash stock-based compensation	4	6
Amortization of deferred debt issuance costs	16	78
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(786)	(1,796)
Inventories, net	881	40
Other current assets	(121)	(347)
Other non-current assets	15	(50)
Income taxes receivable	(28)	834
Increase (decrease) in:
Accounts payable	727	226
Accrued expenses	757	(620)
Other long-term liabilities	(5)	(338)
Income taxes payable	(70)	(433)

Net cash (used in) provided by operating activities from continuing operations	(1,532)	(2,421)
Net cash (used in) provided by operating activities from discontinued operations	(320)	653

Net cash (used in) provided by operating activities	(1,852)	(1,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(277)
Change in restricted cash	—	(3,000)
Proceeds from sale of discontinued operations	—	13,500

Net cash provided by (used in) investing activities from continuing operations	—	10,223
Net cash provided by (used in) investing activities from discontinued operations	—	(45)

Net cash provided by (used in) investing activities	—	10,178

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	15,950	900
Repayments of notes payable and line of credit	(14,198)	(11,250)

Net cash (used in) provided by financing activities	1,752	(10,350)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(20)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(102)	(1,960)
CASH AND CASH EQUIVALENTS — Beginning of period	456	2,355

CASH AND CASH EQUIVALENTS — End of period	$354	$395

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In the opinion of management, the consolidated financial statements include all adjustments, which are of a normal and recurring nature, that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 3, 2009. The condensed consolidated balance sheet at January 3, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended April 4, 2009 and March 29, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the last two fiscal years and has been in continuing default on its existing credit facility. As of April 4, 2009 and January 3, 2009, the Company was not in compliance with the financial covenants under its credit agreement. In June 2008, the Company entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (Wells Fargo) for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory less availability reserves set by our bank), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The Company has been in continuing default under the Wells Fargo credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. Additionally, the Company expects that it will not meet this financial covenant as of the end of the second quarter of fiscal 2009 or thereafter unless this financial covenant is amended. Because of the Company’s current defaults, its current lender can demand immediate repayment of its debt and foreclose on the Company’s assets. The Company presently has insufficient cash to pay its bank debt in full. The Company has undertaken restructuring activities (see Note 3) to raise cash in order to enable it to repay its bank debt. The Company has been in continuing discussions with Wells Fargo regarding its restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. The bank is continuing to evaluate the Company’s restructuring activities and has provided no assurance that it will provide a waiver or amend the Company’s agreement. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co. (H.S. Trask), Chambers Belt Company (Chambers), PXG Canada, Inc. and Phoenix Delaware Acquisition Company d/b/a Tommy Bahama Footwear (Tommy Bahama). Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31. The Company refers to the fiscal year ended January 3, 2009 as “fiscal 2008” and to the fiscal year ending January 2, 2010 as “fiscal 2009.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009 includes 52 weeks and fiscal 2008 includes 53 weeks. The first quarters consisted of the 13 weeks ended April 4, 2009 and March 29, 2008.

Reclassifications

Certain reclassifications have been made to the fiscal 2008 financial statements to conform to the classifications used in fiscal 2009. These classifications have no effect on the reported net loss.

Segment Reporting

In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, (FAS 131), the Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are SoftWalk, Trotters and H.S. Trask. The operating segments have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments because they have similar economic characteristics and meet the aggregation criteria set forth in paragraph 17 of FAS 131. The Company believes its operating segments may be aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics; type of customer; nature of products; nature of production processes; and distribution methods.

Prior to placing the Tommy Bahama and Chambers in discontinued operations, the Company had three reportable segments: 1) The footwear segment consisted of SoftWalk and Trotters; 2) the premium footwear segment was added with the acquisition of the Tommy Bahama business in fiscal 2005, which also included H.S. Trask; and 3) the accessories segment was previously added in fiscal 2005 through the acquisition of Chambers.

Revenues relating to the Company’s Canadian operations for first quarters of fiscal 2009 and fiscal 2008 were $363,000 and $780,000, respectively.

2.	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (FAS 109). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income. As a result of this analysis of all available evidence, both positive and negative, management does not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the net deferred tax asset at April 4, 2009 and January 3, 2009 has been fully offset by a valuation allowance.

3.	DISCONTINUED OPERATIONS

On February 24, 2009, the Company entered into an Amendment to License Agreement (the Amendment) with Tommy Bahama that amended and terminated the 2008 License Agreement and 2005 License Agreement. The 2008 License Agreement was terminated effective January 31, 2009. The 2005 License Agreement was amended and terminated effective February 24, 2009. As of the termination date, the Company ceased all manufacturing of licensed products other than work in process. The Amendment extended the sell-off period of remaining products through May 1, 2009 with provisions that extended it to June 1, 2009. The termination was not due to breach or default by the Company or Tommy Bahama. In connection with the termination of the license agreements, the Company sold the majority of the Company’s remaining Tommy Bahama-branded goods to Tommy Bahama at predetermined unit prices. The total purchase, net of outstanding royalty obligations, was approximately $2.1 million, all of which was paid on or before May 7, 2009. The Company used these proceeds to reduce its bank debt.

The Company placed into discontinued operations the subsidiary, Phoenix Delaware Acquisition, Inc (the Company’s Tommy Bahama business). The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). In connection with ceasing the Tommy Bahama business operations, 3 positions were eliminated. In the first quarter of fiscal 2009, the Company incurred $286,000 of severance charges. All but $38,000 of cash expenditures relating to employee severance costs incurred as of April 4, 2009 are expected to be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. In addition, the Company recorded non-cash charges in the first quarter of fiscal 2009 of $363,000 of inventory and other write-offs and $36,000 of fixed assets and intangible impairment charges.

On April 23, 2009, Chambers Belt Company (Chambers), a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement with Tandy Brands Accessories, Inc. (Tandy). Subject to the terms and conditions of the Asset Purchase Agreement, at closing, Tandy will purchase Chambers’ manufacturing equipment, certain inventory at cost, certain intellectual property and customer relationships. Chambers’ cash and cash equivalents, accounts receivable, Wrangler mass license and other specified assets are excluded from the transaction. Tandy is also obligated to assume pending customer and supplier orders and Chambers’ post-closing obligations under its Maquiladora agreement. Although under no obligation to do so, Tandy is also expected to hire certain key sales personnel and employees to facilitate the customer relationship transition.

The Asset Purchase Agreement provides for a purchase price equal to $500,000 plus inventory costs and earn-out payments equal to 21.5% of the revenue of the acquired business during the first 12 months following closing, subject to a $2 million minimum. The earn-out is payable in 12 monthly payments based on actual revenue during such period provided that an initial advance payment of $430,000 is required at closing. Tandy is not obligated to acquire inventory that is slow-moving or part of a program discontinued by a customer.

On April 29, 2009, Chambers and Tandy separately agreed that subject to, and concurrently with the closing of the transaction contemplated by the Asset Purchase Agreement, Chambers will assign to Tandy and Tandy will assume Chambers obligations arising thereafter under the Wrangler western license agreement, including the remaining minimum royalty payments of approximately $300,000. This assignment and assumption is subject to the approval and consent of Wrangler Apparel. We have been advised that Wrangler Apparel has verbally consented to this transfer; however, a written consent has yet to be delivered by Wrangler Apparel. There is no assurance Wrangler Apparel will deliver the requisite consent to such assignment and assumption or that it will be on acceptable terms and conditions.

At closing, the Asset Purchase Agreement contemplates a manufacturing and supply agreement which the parties may enter into for Tandy to supply Chambers with leather belts and accessories manufactured at the Mexican facility where Chambers currently acquires a portion of its inventory. However, as previously disclosed, Wrangler Apparel has notified the Company that it plans to take its mass market products in-house at December 31, 2009. Also, it is contemplated that the western license will be transferred to Tandy or if the requisite consent to the transfer from Wrangler Apparel is not obtained, that it will expire December 31, 2010. Accordingly, it is expected that Chambers’ business operations will be wound down.

The closing with Tandy is expected to occur on or before July 1, 2009. The closing, however, is subject to standard closing conditions, including the consent of the Company’s bank. Tandy’s closing obligation is not subject to a financing condition. Prior to closing, the Asset Purchase Agreement may be terminated by the Company or Tandy, including certain circumstances whereby the transaction does not close by July 1, 2009. Accordingly, no assurances can be provided that the transaction will be consummated or when it will be consummated.

The Asset Purchase Agreement also contains limited representations and warranties and customary covenants and indemnities. At closing, the Company is required to provide its guarantee of Chambers’ obligations under the Asset Purchase Agreement.

The Company placed into discontinued operations the subsidiary, Chambers Belt Company. The financial results of the Chambers business are reported separately as discontinued operations for all periods presented in accordance with FAS 144.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three months ended April 4, 2009 and March 29, 2008, interest expense allocated to discontinued operations was $180,000 and $253,000, respectively.

The following table summarizes the results of the Tommy Bahama and Chambers Belt Company businesses for the three months ended April 4, 2009 and March 29, 2008:

	April 4, 2009	March 29, 2008
	(In thousands)
Net sales	$10,461	$12,558
Cost of goods sold and operating expenses	10,702	12,359

Loss from discontinued operations	$(241)	$199

Assets and liabilities of Tommy Bahama and Chambers Belt Company businesses included in the Condensed Consolidated Balance Sheets are summarized as follows:

	April 4, 2009	January 3, 2009
	(In thousands)
Assets
Accounts receivable, net	$8,322	$7,531
Inventories, net	5,542	8,480
Other current assets	525	604

Total Current Assets	$14,389	$16,615

Plant and equipment, net	723	799
Intangible assets, net	—	22

Total Long-Term Assets	$723	$821

Liabilities
Accounts payable	2,233	3,544
Accrued liabilities	968	1,641
Other current liabilities	716	1,221

Total Current Liabilities	$3,917	6,406

Other long-term liabilities	—	149

Total Long-Term Liabilities	$—	149

4.	INVENTORIES

At April 4, 2009 and January 3, 2009, substantially, all of the inventories of continuing operations consisted of finished goods.

5.	INTANGIBLE ASSETS

The carrying value of amortizable intangible assets as of April 4, 2009 and January 3, 2009 was $0 and $22,000, respectively. The change in the carrying amounts of amortizable intangible assets during the first quarter of fiscal 2009 was related to the write-off in connection with the exit of the Tommy Bahama business.

Amortizable intangible assets with definite lives were amortized using the straight-line method over periods ranging from 2 to 20 years. During the first quarters of fiscal 2009 and fiscal 2008, amortization expense was $0 and $4,000, respectively.

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has a 2001 Long-Term Incentive Plan (2001 Plan). Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. The Plan is administered by the compensation committee of the Board of Directors. Total stock-based compensation expense recognized for the three months ended April 4, 2009 and March 29, 2008 was as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
	( In thousands)
Selling, general and administrative	$4	$6

Pre-tax stock-based compensation expense	4	6
Income tax benefit	—	—

Total stock-based compensation expense	$4	$6

At April 4, 2009, the total compensation cost related to unvested stock-based awards granted to non-employee directors under the Company’s stock award plans but not yet recognized, excluding performance-based awards, was approximately $20,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. At April 4, 2009, management has assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

At April 4, 2009, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	305	—
Service-based stock rights	—	25
Performance-based stock rights	—	195

Total outstanding stock-based awards	305	220

7.	PER SHARE DATA

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net (loss) earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. Reconciliations of the numerators and denominators of basic and diluted (loss) earnings per share from continuing and discontinuing operations is presented below for the three months ended April 4, 2009 and March 29, 2008 is presented below.

	Three Months Ended
	April 4, 2009	March 29, 2008
	(In thousands, except per share data)
Loss per share from continuing operations, basic and diluted:
Loss from continuing operations	$(2,721)	$(479)

Weighted average common shares outstanding	8,166	8,077

Loss per share from continuing operations, basic and diluted	$(0.33)	$(0.05)

(Loss) earnings per share from discontinued operations, basic and diluted:
(Loss) earnings from discontinued operations	$(241)	$199
Weighted average common shares outstanding	8,166	8,077

(Loss) earnings per share from discontinued, basic and diluted	$(0.03)	$0.02

Options and stock rights to purchase shares of common stock granted under the 2001 Long-Term Incentive Plan (2001 Plan) which totaled 923,000 and 1.6 million as of April 4, 2009 and March 28, 2008, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held zero and approximately 121,000 shares as of April 4, 2009 and March 28, 2008, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, were classified as treasury stock and therefore were not deemed outstanding for the purpose of determining per share earnings until the time that such shares were allocated to employee accounts. This allocation, which commenced in 2002, occurred over a seven-year period and was completed in February 2008. During 2008, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.

In addition to the options and rights outstanding under the 2001 Long-Term Incentive Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled approximately 398,000 as of April 4, 2009 and March 29, 2008 and were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

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

In connection with the acquisition of substantially all of the assets of The Paradise Shoe Company, LLC (Paradise Shoe) by the Company, a Holdback Agreement was executed pursuant to the Asset Purchase Agreement dated August 3, 2005, between Paradise Shoe, Paradise Shoe’s two members, Sensi USA, Inc. and Tommy Bahama Group, Inc., and the Company (collectively, the Parties) whereby the holdback of $500,000, was to be released after 14 months less any indemnity claims made by the Company. On October 3, 2006, the Company notified the sellers it was withholding payment of the $500,000 holdback that the Company maintained under the terms of the Holdback Agreement because certain acquired assets did not conform to the representations and warranties contained in the Asset Purchase Agreement. On February 24, 2009, the Parties entered into a Settlement Agreement to resolve and mutually settle the holdback dispute. The Company shall pay Sensi USA, Inc. $100,000 in consideration for mutual release of the holdback. The first payment of $50,000 was paid on March 20, 2009 with the remaining $50,000 to be paid by May 19, 2009.

On February 16, 2009, the Company announced the reduction of the size of its executive team and employee headcount. On February 11, 2009, the Company entered into a Severance and General Release Agreement with Cathy Taylor in connection with her resignation as President and Chief Executive Officer of the Company and member of the Company’s Board of Directors effective February 16, 2009. On February 12, 2009, the Company entered into a Severance and General Release Agreement with P. Douglas Ford in connection with his resignation as Chief Financial Officer and Secretary of the Company, effective February 16, 2009. Ms. Taylor and Mr. Ford are entitled to receive approximately $450,000 and $280,000, respectively, payable in equal monthly installments through November 15, 2009. In connection with this action, the Company recorded approximately $1.0 million of restructuring charges for these activities, including the entire severance amounts for Ms. Taylor and Mr. Ford, in the first quarter of fiscal 2009. As of April 4, 2009, the remaining severance obligations were $934,000. The Company expects that all but $39,000 of cash expenditures relating to employee severance costs incurred as of April 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010.

The Company has license agreements to manufacture and distribute products bearing Wrangler Apparel marks. These agreements expire on various dates between 2009 and 2010. In accordance with these agreements, the Company incurs royalty expenses based on percentages of net product sales. These royalty expenses are included in the Company’s cost of sales as incurred. The terms of the various guarantees provide for no limitation to the maximum potential future payments under these agreements. Future minimum royalty commitments under such license agreements at April 4, 2009 were $764,000 payable in fiscal 2009 and $210,000 payable in fiscal 2010.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at April 4, 2009 cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

9.	DEBT

The Company and Wells Fargo, N.A. are parties to a Credit and Security Agreement dated June 2008 which provides for a three year revolving line of credit and letters of credit collateralized by all of the Company’s assets and those of its subsidiaries. Under the facility, the Company can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory less availability reserves set by our Wells Fargo), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bear interest at prime rate minus .25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums. All payments on accounts receivable go directly to the lender as a reduction of the debt.

Concurrently, with the execution of the Credit and Security Agreement, the Company made an initial borrowing thereunder in the amount of $11.2 million, which was used to pay in full the outstanding balances owed to its then lender, Manufacturers & Traders Trust Company (M&T). The Company also terminated the underlying credit agreement, notes, security agreements and related instruments and documents, but left in force a Letter of Credit Reimbursement Agreement between M&T and the Company. In connection with the pay off of the M&T facility, the Company cash collateralized on a dollar-for-dollar basis four letters of credit previously issued by M&T which were in the aggregate face amount of $1.5 million. These letters of credit were drawn upon during the third quarter of fiscal 2008 and are no longer outstanding.

The Wells Fargo credit facility includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including an annual capital expenditure limitation and a minimum quarterly net income requirement. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’s security interest, change in control events, material adverse change and certain officers being convicted of felonies.

The Company has been in continuing default under its Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. As a result of the existing default under the credit facility, Wells Fargo has increased the interest rate by 3.0% over the rate otherwise applicable, all future advances are at Well Fargo’s discretion and all of the Company’s indebtedness under the Credit and Security Agreement may be accelerated by Wells Fargo.

The Company has been in continuing discussions with Wells Fargo regarding its restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. Wells Fargo is continuing to evaluate the Company’s restructuring activities and projected cash flows and has provided no assurance that it will provide a waiver or amend the Company’s agreement or otherwise continue its relationship. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided. The Company does not expect that it will meet its financial covenants as of the end of the second quarter of fiscal 2009 or thereafter unless this financial covenant is amended.

Debt as of April 4, 2009 and January 3, 2009 was $13.1 million and $11.2 million, respectively, consisting of current debt due under the Credit and Security Agreement with Wells Fargo and collateralized by all of the Company’s assets. Interest on the debt is payable monthly and bears a rate of Prime minus .25% (stated rate of 3.0% plus the default rate of 3.0% at April 4, 2009).

10.	OTHER (INCOME) EXPENSE, NET

For the first quarter of fiscal 2009, “Other (income) expense, net,” totaled $1.0 million in other expense, which consisted of severances, adjusted to exclude the severances specifically related to discontinued operations, related to the elimination of 13 managerial and support positions. The Company expects that all but $39,000 of cash expenditures relating to employee severance costs incurred as of April 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010.

For the quarter ended March 29, 2008 other (income) expense, net, totaled $750,000 in other income that the Company received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement for providing ongoing administrative and other services to the new management of Altama subsequent to the sale of the business in fiscal 2007.

11.	RELATED PARTIES

The Company provides raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Pitiquito, Mexico. Maquiladora Chambers de Mexico, S.A. provides production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers Belt brand, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of both April 4, 2009 and March 28, 2008, there were zero amounts due to Maquiladora Chambers de Mexico, S.A. During the three months ended April 4, 2009 and March 28, 2008, the Company purchased a total of $457,000 and $456,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. FAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in FAS 162, and adoption is not expected to have a material impact on the consolidated financial statements.

In April 2009, the FASB issued the following new accounting standards:

i.	FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and will require enhanced disclosures.

ii.	FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2, FAS 124-2 and EITF 99-20-2), which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.	FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments(FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. Adoption of these standards is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements contained in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and the related notes and the other financial information included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended January 3, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” below.

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 3, 2009 as “fiscal 2008,” the fiscal year ending January 2, 2010 as “fiscal 2009” and the fiscal year ending January 1, 2011 as “fiscal 2010.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009 and fiscal 2010 each include 52 weeks and fiscal 2008 includes 53 weeks.

Overview

We design, develop and market men’s and women’s footwear, belts, and accessories. The brands we own are Trotters®, SoftWalk ®, and H.S. Trask ® , and for the reported period, our licenses included Tommy Bahama®, Wranglers and Riders.

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. Our footwear segment included our Trotter and SoftWalk brands. Our premium footwear segment consisted of H.S. Trask and Tommy Bahama. In our accessories segment, we sold predominately leather belts and accessories. With the discontinuance of the Company’s Tommy Bahama operations in the first quarter of 2009, the Company believes the results of H.S. Trask are more appropriately reported with our Trotters and SoftWalk brands, leaving only one reportable segment.

Since 2000, our portfolio of brands has changed through a series of acquisitions and divestitures, including two divestitures expected to be completed in fiscal 2009.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. We have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. The bank is continuing to evaluate our restructuring activities and has provided no assurance that is will provide a waiver or amend our agreement. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided. As discussed below under “Liquidity” we are also pursuing with our bank a possible increase in borrowing availability under our revolving line of credit.

On November 11, 2008 we announced the formation of a Special Committee of independent directors to explore strategic opportunities. The Committee retained BB&T Capital Markets as its independent financial advisor to assist it in its work. Since its formation, the committee has explored ways to increase value for our stockholders including a potential sale of our company as well as our separate operating divisions. After evaluating available opportunities, the Special Committee directed management to focus on ways to return our Company to profitability and reduce our bank debt to an appropriate level. On April 23, 2009, it was determined that the Special Committee had completed its work and was dissolved.

In response to the Special Committee’s directive, during the first quarter of fiscal 2009, the Company developed and implemented the following key initiatives:

•	We exited the Tommy Bahama business and subsequently liquidated its working capital;

•	We restructured and reduced the size of our business operations; and

•

We began the process of exiting our Chambers belt and accessories business and subsequently entered into an agreement to sell certain of its assets, following which we plan to wind-down its remaining business as our remaining Wrangler licenses expire unrenewed.

In February 2009, we terminated our Tommy Bahama license agreement. At the same time, we discontinued production and sales of Tommy Bahama branded products other than pending orders and sales to Tommy Bahama Group to fulfill a products purchase agreement. By shutting down the Tommy Bahama footwear division, we eliminated a division which incurred operating losses of $2.4 million and $3.5 million during fiscal 2008 and fiscal 2007, respectively. In connection with the termination of the license agreements, the Company sold the majority of the Company’s remaining Tommy Bahama-branded goods to Tommy Bahama at predetermined unit prices. The total purchase, net of outstanding royalty obligations, was approximately $2.1 million, all of which was paid on or before May 7, 2009. We used these proceeds to reduce our bank debt.

In the first quarter of fiscal 2009, we reported the results of our Tommy Bahama business as discontinued operations. The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with ceasing the Tommy Bahama business operations, 3 positions were eliminated. In the first quarter of fiscal 2009, we incurred $286,000 of severance charges. We expect that all but $38,000 of cash expenditures relating to employee severance costs incurred as of April 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. In addition, we recorded non-cash charges in the first quarter of fiscal 2009 of $363,000 of inventory and other write-offs and $36,000 of fixed assets and intangible impairment charges.

During the first quarter of fiscal 2009, we took steps to reduce our corporate overhead. In addition to the 3 positions eliminated relating to Tommy Bahama, 13 managerial and support positions were also eliminated. This restructuring is expected to result in an estimated savings of greater than $2.0 million in annual payroll and related expenses. In connection with this action, in the first quarter of fiscal 2009, we recorded a restructuring charge of $1.0 million not including the severances specifically related to discontinued operations. We expect that all but $39,000 of cash expenditures relating to employee severance costs incurred as of April 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. Based on our intention to continue to reduce our cost structure and corporate overhead, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

On April 23, 2009, Chambers Belt Company (Chambers), our wholly owned subsidiary, entered into an Asset Purchase Agreement with Tandy Brands Accessories, Inc. (Tandy). Subject to the terms and conditions of the Asset Purchase Agreement, at closing, Tandy will purchase Chambers’ manufacturing equipment, certain inventory at cost, certain intellectual property and customer relationships. Chambers’ cash and cash equivalents, accounts receivable and Wrangler licenses and other specified assets are excluded from the transaction. Tandy is also obligated to assume pending customer and supplier orders and Chambers’ post-closing obligations under its Maquiladora agreement. Although under no obligation to do so, Tandy is also expected to hire certain key sales personnel and employees to facilitate the customer relationship transition.

The Asset Purchase Agreement provides for a purchase price equal to $500,000 plus inventory costs and earn-out payments equal to 21.5% of the revenue of the acquired business during the first 12 months following closing, subject to a $2 million minimum. The earn-out is payable in 12 monthly payments based on actual revenue during such period provided that an initial advance payment of $430,000 is required at closing. Tandy is not obligated to acquire inventory that is slow-moving or part of a program discontinued by a customer.

On April 29, 2009, Chambers and Tandy separately agreed that subject to, and concurrently with the closing of the transaction contemplated by the Asset Purchase Agreement, Chambers will assign to Tandy and Tandy will assume Chambers obligations arising thereafter under the Wrangler western license agreement, including the remaining minimum royalty payments of approximately $300,000. This assignment and assumption is subject to the approval and consent of Wrangler Apparel. We have been advised that Wrangler Apparel has verbally consented to this transfer; however, a written consent has yet to be delivered by Wrangler Apparel. There is no assurance Wrangler Apparel will deliver the requisite consent to such assignment and assumption or that it will be on acceptable terms and conditions.

At closing, the Asset Purchase Agreement contemplates a manufacturing and supply agreement which the parties may enter into for Tandy to supply Chambers with leather belts and accessories manufactured at the Mexican facility where Chambers currently acquires a portion of its inventory. However, as previously disclosed, Wrangler Apparel has notified the Company that it plans to take its mass market products in-house at December 31, 2009. Also, it is contemplated that the western license will be transferred to Tandy or if the requisite consent is not obtained that it will expire December 31, 2010. Accordingly, it is expected that Chambers’ business operations will be wound down.

The closing of the transactions contemplated by the Asset Purchase Agreement is scheduled for July 1, 2009. The closing, however, is subject to standard closing conditions, including the consent of our bank. Tandy’s closing obligation is not subject to a financing condition. Prior to closing, the Asset Purchase Agreement may be terminated by us or Tandy, including certain circumstances whereby the transaction does not close by July 1, 2009. Accordingly, no assurances can be provided that the transaction will be consummated or when it will be consummated.

The Asset Purchase Agreement also contains limited representations and warranties and customary covenants and indemnities. At closing, we are required to provide its guarantee of Chambers’ obligations under the Asset Purchase Agreement.

After the Chambers sale is completed, our three main product lines will consist of our Trotters, SoftWalk and H.S. Trask products.

Results of Operations

The following table sets forth selected consolidated operating results for the three months ended April 4, 2009 and March 29, 2008, presented as a percentage of net sales:

	April 4, 2009		March 29, 2008		Increase (Decrease)
	(In thousands)
Net sales	$6,091	100%	$9,440	100%	$(3,349)	(35)%
Cost of goods sold(1)	4,024	66%	5,503	58%	(1,479)	(27)%

Gross profit	2,067	34%	3,937	42%	(1,870)	(47)%
Operating expenses:
Selling, general and administrative expense	3,782	62%	5,038	53%	(1,256)	(25)%
Other expenses (income), net	1,018	17%	(750)	(8)%	1,768	*	%

Total operating expenses	4,800	79%	4,288	45%	512	12%

Operating loss	(2,733)	(45)%	(351)	(4)%	2,382	*	%
Interest expense	16	—%	111	1%	(95)	(86)%

Loss before income taxes and discontinued operations	(2,749)	(45)%	(462)	(5)%	2,287	*	%
Income tax (benefit) expense	(28)	—%	17	—%	45	*	%

Loss before discontinued operations	(2,721)	(45)%	(479)	(5)%	2,242	*	%
(Loss) earnings from discontinued operations	(241)	(4)%	199	2%	440	*	%

Net loss	$(2,962)	(49)%	$(280)	(3)%	$2,682	*	%

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Net Sales from Continuing Operations

Net sales for the first quarter of fiscal 2009 decreased 35% to $6.1 million compared to $9.4 million in net sales from continuing operations for the first quarter of fiscal 2008. The decrease was largely a result of a challenging retail environment and planned reductions in inventories on the part of our retailing partners the current fiscal quarter.

Gross Profit from Continuing Operations

Gross profit for the first quarter of fiscal 2009 decreased to $2.1 million compared to $3.9 million from continuing operations for the comparable prior year period. Gross margins were 34% and 42% for the first three months of fiscal 2009 and fiscal 2008, respectively. The decrease in our gross margin was due to several significant closeout sales as we worked to maintain our inventories in line with our sales reductions.

Operating Expenses from Continuing Operations

Selling, general and administrative expenses, or SG&A, were $3.8 million, or 62% of net sales, for the first quarter of fiscal 2009 compared to $5.0 million, or 53% of net sales, for the first quarter of fiscal 2008. The decrease in SG&A expenses in the first quarter of fiscal 2009 is primarily attributable to savings of $650,000 related to headcount reductions and bonuses, a $260,000 decrease in audit and tax fees, a $100,000 decrease in bad debt expenses and decreased spending on consulting costs and brand expenses, including travel costs of $75,000. Since most of these headcount reductions occurred during the middle of the quarter, the Company expects to realize further savings in subsequent quarters.

“Other expense (income), net” was $1.0 million in net expense for the first quarter of fiscal 2009, compared to $750,000 in net income for the first quarter of fiscal 2008. The fiscal 2009 expense is related to severance charges in connection with our reorganization. These charges do not include the severances specifically related to discontinued operations. The fiscal 2008 income consisted primarily of $750,000 received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Interest Expense from Continuing Operations

Interest expense from continuing operations for the first quarter of fiscal 2009 was $16,000 compared to $111,000 for the first quarter of fiscal 2008. Interest expense from continuing operations for the first quarter of fiscal 2009 was lower than the first quarter of fiscal 2008 due to a lower debt balance in the first quarter of fiscal 2009.

(Loss) Earnings from Discontinued Operations

Loss from discontinued operations for the first quarter of fiscal 2009 was $241,000. Earnings from discontinued operations for the first quarter of fiscal 2008 were $199,000. Loss per share from discontinued operations was $0.03 for the first quarter of fiscal 2009 and earnings per share was $0.02 for the first quarter of fiscal 2008. Loss (earnings) from discontinued operations is related to the Tommy Bahama and Chambers businesses.

Liquidity and Capital Resources

Our current primary liquidity requirements include debt service, working capital needs and capital expenditures. We have historically met these liquidity needs with cash flows from operations (including revenue and trade credit) and borrowings under our term loans and revolving credit facility.

Since fiscal 2007, we have actively reduced our debt through asset sales and reducing and restructuring of our operations. During fiscal 2009, we have accelerated this process by exiting the Tommy Bahama business (which is closed including the collection of accounts receivable and remaining product sales to Tommy Bahama Group) and seeking to exit the Chambers accessories business. Following the completion of the Chambers’ asset sale to Tandy Brands, we plan to monetize the Chambers’ accounts receivable and remaining accessories assets.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

Working capital at the end of the first quarter of fiscal 2009 of $6.8 million reflects current assets of $28.7 million (including current assets of discontinued operations) in excess of current liabilities of $21.9 million (including current liabilities of discontinued operations), compared to approximately $9.7 million of working capital at the end of fiscal 2008. Current assets decreased $2.3 million as a result of seasonal product sales and aggressive inventory management. Our current ratio, the relationship of current assets to current liabilities (including current assets and current liabilities of discontinued operations), was 1.3 at April 4, 2009, compared to 1.5 at January 3, 2009.

Despite our working capital position, during the first quarter of fiscal 2009 as our seasonal demand for product increased, we needed to manage our cash accounts on a day-to-day basis and defer payments on some trade payables and contractual obligations beyond the otherwise applicable terms, including payables to certain vendors that supply us with products and services. As a result, certain vendors placed us on credit hold and required payments of past due amounts as well as advance cash payments before shipping products. During May 2009, we reduced a number of our past due trade payables with liquidity resulting from the collection of proceeds from our sale to the Tommy Bahama Group of our remaining Tommy Bahama products. We anticipate that the seasonal increase in sales during the second quarter of fiscal 2009 and the resulting increase in our revolving line of credit borrowing availability will lessen our need to defer the payment of trade payables. However, we can provide no assurance of this and continued or additional deferrals of such payments could have a material adverse effect on our business, including our operations, revenue and financial condition.

During the first week of May 2009, we collected approximately $2.1 million from the remaining Tommy Bahama product sales. We used these proceeds together with collections of other accounts receivable to pay down the outstanding debt to our bank under our revolving line of credit to $7.9 million as of May 16, 2009 from $13.1 million as of April 4, 2009. As of May 16, 2008, following the pay-down of a number of our past due payables, we had available borrowing capacity under our revolving line of credit, net of outstanding letters of credit and reserves, of $308,000. We expect this figure will increase as our borrowing base grows due to product sales during the current selling season. We are also working with our bank to reduce reserves it has imposed against our borrowing base to reflect the borrowing base that now exist in our restructured business operations. Further, we are in the process of purchasing credit insurance for certain accounts receivable that have been excluded from our borrowing base. These receivables range between approximately $500,000 and $750,000 from time to time. There is no assurance, however, that we will be able to reduce these reserves and as a result increase our borrowing availability.

We anticipate that the closing of the Chambers transaction and subsequent collection of the related accounts receivable and the Chambers earn-out payments will result in aggregate net proceeds in excess of our outstanding bank debt and past-due payables. Until the closing of the Chambers sale, and even with increased borrowing availability which we are seeking from the bank, we expect to continue to manage our cash accounts on a day-to-day basis. Following the closing of the Chambers transaction and after we substantially reduce the amount outstanding on our revolving line of credit, we plan to seek a replacement line of credit to support to our seasonal business needs that may exist from time to time and to repay our current revolving credit facility in its entirety. There is no assurance, however, that we will be able to obtain such a facility on acceptable terms and covenants or when and if we will be able to repay our current facility in full.

Bank Credit Agreement

Our primary source of liquidity and capital resources has historically been from financing activities. In June 2008, we and our subsidiaries entered into a Credit and Security Agreement with Wells Fargo for a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory less availability reserves set by our bank), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bear interest at prime rate minus .25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums. At May 16, 2009, the effective borrowing rate under the credit facility was 6.0%. All payments on accounts receivable go directly to the lender as a reduction of the debt.

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

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. As a result of the existing default under the credit facility, Wells Fargo has increased the interest rate by 3.0% over the rate otherwise applicable, all future advances are at Well Fargo’s discretion and all of the Company’s indebtedness under the Credit and Security Agreement may be accelerated by Wells Fargo.

We have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. Wells Fargo is continuing to evaluate our restructuring activities and projected cash flows and has provided no assurance that it will provide a waiver or amend our agreement or otherwise continue our relationship. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided. We do not expect that we will meet these financial covenants as of the end of the second quarter of fiscal 2009 or thereafter unless these financial covenants are amended.

Going Concern

We have incurred net losses for the last two fiscal years and have been in continuing default on our existing credit facility since September 29, 2008. As a result, as more fully described in Note 1 of the Notes to Condensed Consolidated Financial Statements, our independent registered public accounting firm included an explanatory paragraph in their report on our fiscal 2008 financial statements related to the uncertainty of our ability to continue as a going concern. Because of our current defaults, our lender can demand immediate repayment of its debt and foreclose on our assets. This raises substantial doubt about our ability to continue as a going concern.

Based upon current and anticipated levels of operations (including continuing revenue and normal trade credit), anticipated increased and continued borrowing availability, assuming that the Chambers asset sale transaction closes by July 1, 2009 and there is no intervening acceleration of our bank debt, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving line of credit, to meet our debt service requirements and other projected cash needs for the next twelve months.

Summary of Cash Flow Data

The following table sets forth our change in cash flow for the three months ended April 4, 2009 and March 29, 2008:

	April 4, 2009	March 29, 2008
	(In thousands)
Cash provided by (used in) Operating Activities	$(1,852)	$(1,768)
Cash provided by (used in) Investing Activities	$—	$10,178
Cash provided by (used in) Financing Activities	$1,752	$(10,350)
Effect of exchange rate changes on cash and cash equivalents	$(2)	$(20)

Net (Decrease) Increase in Cash	$(102)	$(1,960)

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities was $1.9 million and $1.8 million during the first quarters of fiscal 2009 and fiscal 2008, respectively. The increase in net cash used in operating activities was partially due to a net increase of $1.0 million in cash used in operating activities of discontinued operations. Net cash used in operating activities from continuing operations was $1.5 million during the first quarter of fiscal 2009. This cash outflow was primarily due to a $2.7 million loss from continuing operations, offset by a $1.4 million increase in operating liabilities. Net cash used in operating activities from continuing operations was $2.4 million during the first quarter of fiscal 2008. This cash outflow was primarily due to a $479,000 loss from continuing operations, a $1.3 million decrease in operating assets and a $1.2 million decrease in operating liabilities.

Our accounts receivable of continuing operations at April 4, 2009 decreased $3.8 million, or 43%, from that of March 29, 2008 and our accounts receivable days sales outstanding, or DSO, from continuing operations decreased from 86 days at March 29, 2008, to 76 days at April 4, 2009 due to the reduction in past due accounts and increased collections. DSO is calculated by dividing the ending accounts receivable balance by sales in the period multiplied by the number of days in the period. Inventories, net, of continuing operations decreased $817,000 year-over-year due a companywide initiative to reduce inventory.

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

Cash Flows Provided by (Used in) Investing Activities

During the first quarter of fiscal 2009, we did not experience cash flows from investing activities compared to $10.2 million provided by investing activities during the first quarter of fiscal 2008. During the first quarter of fiscal 2008, net cash provided by investing activities was due to the net proceeds of $13.5 million received from the sale of Altama, offset by $3.0 million of increased restricted cash and $277,000 in capital expenditures mostly related to an upgrade to our ERP system.

Cash Flows Used in Financing Activities

During the first quarter of fiscal 2009, our net cash provided by financing activities was approximately $1.8 million. During the first quarter of fiscal 2008, our net cash used in financing activities was approximately $10.4 million. The net cash provided by the first quarter of fiscal 2009 was due to draws on our line of credit, offset by repayment of amounts on our line of credit. The net cash used in fiscal 2008 was due to the repayment of amounts due on our line of credit, primarily made with the proceeds from the sale of Altama in December 2007 received during fiscal 2008, offset by additional draws on our line of credit.

Inflation

We believe that the relatively moderate rates of inflation in recent years have not had a significant impact on our net sales or profitability.

Off-Balance Sheet Arrangements and Contractual Obligations

We have no off-balance sheet arrangements. There has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2008. See our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, for additional information regarding our contractual obligations.

Critical Accounting Policies

As of April 4, 2009, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended January 3, 2009.

Recent Accounting Pronouncements

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. FAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in FAS 162, and adoption is not expected to have a material impact on the consolidated financial statements.

In April 2009, the FASB issued the following new accounting standards:

i.	FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and will require enhanced disclosures.

ii.	FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2, FAS 124-2 and EITF 99-20-2), which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.	FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments(FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. Adoption of these standards is not expected to have a material impact on the Company’s consolidated financial statements.

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” below and in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur.

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

Item 4T.	Controls and Procedures.

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2009 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). As of April 4, 2009, our risk factors have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009.

Item 3.	Default Upon Senior Securities.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. As a result of the existing default under the credit facility, Wells Fargo has increased the interest rate by 3.0% over the rate otherwise applicable, all future advances are at Well Fargo’s discretion and all of the Company’s indebtedness under the Credit and Security Agreement may be accelerated by Wells Fargo.

We have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. Wells Fargo is continuing to evaluate our restructuring activities and projected cash flows and has provided no assurance that is will provide a waiver or amend our agreement or otherwise continue our relationship. Accordingly, there can be no assurance when, or if, an amendment or waiver will be provided. We do not expect that we will not meet this financial covenant as of the end of the second quarter of fiscal 2009 or thereafter unless this financial covenant is amended.

Item 6.	Exhibits.

10.1	Asset Purchase Agreement by and between Chambers Belt Company and Tandy Brands, Inc. dated April 23, 2009

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/S/ RUSSELL D. HALL
Russell D. Hall
President and Chief Executive Officer

By:	/S/ DENNIS T. NELSON
Dennis T. Nelson
Chief Financial Officer

Date: May 19, 2009

EXHIBIT INDEX

10.1	Asset Purchase Agreement by and between Chambers Belt Company and Tandy Brands, Inc. dated April 23, 2009

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002