Form 10-Q
period 2009-07-04
PHOENIX FOOTWEAR GROUP INC
filed 2009-08-14
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock, $.01 par value per share	8,382,762 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of July 4, 2009 (unaudited) and January 3, 2009	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three and Six Months Ended July 4, 2009 and June 28, 2008 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 4, 2009 and June 28, 2008 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4T. Controls and Procedures	17
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits	18
Signatures	19

Part I – Financial Information

Item 1.	Financial Statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share data)

	July 4, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156	$456
Accounts receivable (less allowances of $1,020 and $1,125 in 2009 and 2008, respectively)	2,466	3,153
Inventories (less provision of $244 and $599 in 2009 and 2008, respectively)	6,461	9,503
Other current assets	1,127	916
Income tax receivable	268	302
Current assets of discontinued operations	8,287	16,615

Total current assets	18,765	30,945
PROPERTY, PLANT AND EQUIPMENT, net	1,154	1,290
OTHER ASSETS:
Other assets	—	93
Long-term assets of discontinued operations	567	821

Total other assets	567	914

TOTAL ASSETS	$20,486	$33,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$7,976	$11,173
Accounts payable	2,472	1,887
Accrued expenses	1,977	1,557
Other current liabilities	20	155
Income taxes payable	3	78
Current liabilities of discontinued operations	4,311	6,406

Total current liabilities	16,759	21,256
OTHER LIABILITIES:
Other long-term liabilities	380	382
Long-term liabilities of discontinued operations	—	149

Total other liabilities	380	531

Total liabilities	17,139	21,787
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,382,762 and 8,382,762 shares issued and outstanding in 2009 and 2008, respectively	84	84
Additional paid-in-capital	46, 085	46, 078
Accumulated deficit	(39,917)	(31,840)
Accumulated other comprehensive loss	(262)	(317)

	5,590	14,005
Less: Treasury stock at cost, 216,571 and 216,571 shares in 2009 and 2008, respectively	(2,643)	(2,643)

Total stockholders’ equity	3,347	11,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,486	$33,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$3,961	$6,182	$10,052	$15,622
Cost of goods sold	3,443	3,667	7,467	9,170

Gross profit	518	2,515	2,585	6,452
Operating expenses:
Selling, general and administrative	2,480	4,700	6,262	9,738
Other (income) expense, net	—	(750)	1,018	(1,500)

Total operating expenses	2,480	3,950	7,280	8,238

Operating (loss) income	(1,962)	(1,435)	(4,695)	(1,786)
Interest expense, net	135	691	151	802

Loss before income taxes and discontinued operations	(2,097)	(2,126)	(4,846)	(2,588)
Income tax expense (benefit)	37	21	9	38

Loss before discontinued operations	(2,134)	(2,147)	(4,855)	(2,626)
(Loss) earnings from discontinued operations, net of tax (including net gain (loss) on sale of $(1,495) and $0 and $(1,531) and $0 for the three and six months ended July 4, 2009 and June, 28, 2008, respectively – Note 3)	(2,981)	(12)	(3,222)	187

Net (loss) earnings	$(5,115)	$(2,159)	$(8,077)	$(2,439)

Net (loss) earnings per share, basic and diluted (Note 7):
Continuing Operations	$(0.26)	$(0.26)	$(0.59)	$(0.32)
Discontinued Operations	(0.37)	—	(0.40)	0.02

Net (loss) earnings	$(0.63)	$(0.26)	$(0.99)	$(0.30)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,166,191	8,166,191	8,166,191	8,120,863

Net (loss) earnings	$(5,115)	$(2,159)	$(8,077)	$(2,439)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of zero income taxes	68	30	55	(14)

Comprehensive (loss) earnings	$(5,047)	$(2,129)	$(8,022)	$(2,453)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 4, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(4,855)	$(2,626)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
(Earnings) loss from discontinued operations (including net loss on sale of $1,495 and $0 and $1,531 and $0 for the three and six months ended July 4, 2009 and June 28, 2008, respectively)	(3,222)	187
Depreciation and amortization	173	173
Provision for losses on accounts receivable	(105)	(222)
Allocation of shares in defined contribution plan	—	86
Loss on disposal of property and equipment	2	—
Non-cash stock-based compensation	8	8
Amortization of deferred debt issuance costs	151	767
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	813	1,410
Inventories, net	3,061	168
Other current assets	(362)	(525)
Other non-current assets	93	(54)
Income taxes receivable	34	2,101
Increase (decrease) in:
Accounts payable	588	(1,641)
Accrued expenses	421	(794)
Other long-term liabilities	(2)	(591)
Income taxes payable	(74)	(430)

Net cash (used in) provided by operating activities from continuing operations	(3,276)	(1,983)
Net cash (used in) provided by operating activities from discontinued operations	6,327	2,451

Net cash (used in) provided by operating activities	3,051	468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(28)	(480)
Change in restricted cash	—	(3,000)
Proceeds from sale of discontinued operations	—	13,500

Net cash (used in) provided by investing activities from continuing operations	(28)	10,020
Net cash (used in) provided by investing activities from discontinued operations	—	(50)

Net cash (used in) provided by investing activities	(28)	9,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	26,503	18,120
Repayments of notes payable and line of credit	(29,835)	(29,715)
Debt issuance costs	—	(89)

Net cash (used in) provided by financing activities	(3,332)	(11,684)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9	(24)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(300)	(1,270)
CASH AND CASH EQUIVALENTS — Beginning of period	456	2,355

CASH AND CASH EQUIVALENTS — End of period	$156	$1,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of January 3, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In the opinion of management, the consolidated financial statements include all adjustments, which are of a normal and recurring nature, that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 3, 2009. The condensed consolidated balance sheet at January 3, 2009 has been derived from the audited financial statements at that date, but does not necessarily include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended July 4, 2009 and June 28, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

The Company evaluated subsequent events through August 14, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the last two fiscal years and the first two quarters of fiscal 2009.

In June 2008, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (Wells Fargo) for a three year revolving line of credit and letters of credit collateralized by all the Company’s assets and those of its subsidiaries. Under the facility, the Company could have borrowed up to $17.0 million (subject to a borrowing base which included eligible receivables and eligible inventory less availability reserves set by Wells Fargo). The Wells Fargo credit facility includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid an event of default and penalties and other remedies available to Wells Fargo. The Company has been in continuing default under its Wells Fargo credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. On July 9, 2009, the Company and its subsidiaries together with Wells Fargo entered into a Forbearance Agreement and First Amendment to Credit Security Agreement pursuant to which, among other things, Wells Fargo agreed, subject to certain conditions, to refrain from exercising remedies based on the specified past financial covenant defaults until July 31, 2009. On July 31, 2009, the parties entered into a First Amendment to Forbearance and Second Amendment to Credit Agreement, which, among other things and subject to certain conditions, extended the forbearance period until September 30, 2009. See Note 9 for a more full description of these two subsequent events.

The Company presently has insufficient cash to pay its bank debt in full. The Company has undertaken restructuring activities, as more fully described in Note 3, to raise cash in order to enable it to repay its bank debt. Management is engaged in discussions with several different financing sources to provide the Company with proceeds to repay in full its revolving line of credit debt on or before September 30, 2009. There is no assurance, however, that the Company will be able to obtain such a facility on acceptable terms and covenants or when and if the Company will be able to repay its current facility in full. If the Company is unable to complete a financing transaction prior to September 30, 2009, the Company plans to seek a second extension of the forbearance period so that it may complete such a financing. There is no assurance that it will be granted or the terms and conditions thereof. If such a request is not granted, Wells Fargo may accelerate the Company’s indebtedness and/or foreclose on its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31. The Company refers to the fiscal year ended January 3, 2009 as “fiscal 2008” and to the fiscal year ending January 2, 2010 as “fiscal 2009.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009 includes 52 weeks and fiscal 2008 included 53 weeks. The quarters ended July 4, 2009 and June 28, 2008 each consisted of the 13 weeks.

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

Revenues relating to the Company’s Canadian operations for the three and six months ended July 4, 2009 were $267,000 and $629,000, respectively, and for the three and six months ended June 28, 2008 were $202,000 and $982,000, respectively.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of those instruments. The carrying amount of our notes payable outstanding under the revolving credit facility at July 4, 2009 approximates its fair value as the credit facility has recently been amended in July 2009 to which the terms of the debt did not change significantly and has a very short term maturity.

2.	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (FAS 109). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income. As a result of this analysis of all available evidence, both positive and negative, management does not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the net deferred tax asset at July 4, 2009 and January 3, 2009 has been fully offset by a valuation allowance.

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

The Company placed into discontinued operations the subsidiary, Phoenix Delaware Acquisition, Inc (the Company’s Tommy Bahama business). The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). In connection with ceasing the Tommy Bahama business operations, 3 positions were eliminated. In the first quarter of fiscal 2009, the Company incurred $286,000 of severance charges. All but $38,000 of cash expenditures relating to employee severance costs incurred as of July 4, 2009 are expected to be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. In addition, the Company recorded non-cash charges of $363,000 of inventory and other write-offs and $36,000 of fixed assets and intangible impairment charges in the first quarter of fiscal 2009 and $55,000 of inventory write-offs in second quarter of fiscal 2009.

On July 9, 2009, Chambers Belt Company (the Company’s former belt and accessories business) sold to Tandy Brands Accessories, Inc. (Tandy) substantially all of its assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of its private label and Wrangler brand businesses. Chambers conducted the Wrangler brand business under a License Agreement dated January 1, 2007 between Chambers and Wrangler pursuant to which Chambers had the right to sell Wrangler branded products to the mass market (the Mass License) and a License Agreement dated January 1, 2008 between Chambers and Wrangler pursuant to which Chambers had the right to sell to the western store market (the Western License). Also Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid to Chambers, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay Chambers on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales during this period of Chambers’ former products. These generally include private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market and the western market. For the entire 12 month period, Tandy is obligated to pay to Chambers minimum earn-out payments that in the aggregate are not less than $2.0 million.

Concurrently with the closing of the Chambers asset sale, Chambers, Tandy and Wrangler entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers’ remaining obligations (other than the remaining quarterly royalty obligations due Wrangler which continues to be Chambers’ responsibility except in the case of a default on the license by Tandy) under the Mass License (which was amended to extend through and including June 30, 2010). Also, the same parties entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers’ remaining obligations under the Western License.

Chambers is winding-down its business by collecting its accounts receivable and Tandy earn-out payments and settling its accounts payable. For consolidated financial statement reporting purposes, commencing with the first quarter of the 2009 fiscal year (which ended April 4, 2009), the Company began reporting Chambers as discontinued operations. In connection with this discontinuance, the Company has incurred pre-tax charges of $2.0 million during the second and third quarters of fiscal 2009. Of this amount, during the second quarter of fiscal 2009, the Company recorded $440,000 of cash restructuring charges (related to severance payments and other costs associated with exiting the business) to be paid during the third and fourth quarters of fiscal 2009 and $1.5 million of non-cash restructuring charges (including write-offs of fixed assets and inventory). The Company plans to record and report in the third quarter of fiscal 2009 the balance of these charges and income resulting from the asset sale to Tandy of $2.0 million for the minimum earn-out payments and $70,000 for the sale of fixed assets.

The following table summarizes the results of the Tommy Bahama and Chambers Belt Company businesses for the three and six months ended July 4, 2009 and June 28, 2008:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(In thousands)
Net sales	$7,010	$11,742	$17,471	$24,300
Cost of goods sold and operating expenses	9,991	11,754	20,693	24,113

(Loss) earnings from discontinued operations	$(2,981)	$(12)	$(3,222)	$187

Assets and liabilities of Tommy Bahama and Chambers Belt Company businesses included in the Condensed Consolidated Balance Sheets are summarized as follows:

	July 4, 2009	January 3, 2009
	(In thousands)
Assets
Accounts receivable, net	$5,198	$7,531
Inventories, net	2,978	8,480
Other current assets	111	604

Total Current Assets	$8,287	$16,615

Plant and equipment, net	567	799
Intangible assets, net	—	22

Total Long-Term Assets	$567	$821

Liabilities
Accounts payable	2,596	3,544
Accrued liabilities	1,163	1,641
Other current liabilities	552	1,221

Total Current Liabilities	$4,311	6,406

Other long-term liabilities	—	149

Total Long-Term Liabilities	$—	149

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three and six months ended July 4, 2009, interest expense allocated to discontinued operations was $152,000 and $332,000, respectively. During the three and six months ended June 28, 2008, interest expense allocated to discontinued operations was $169,000 and $422,000, respectively.

4.	INVENTORIES

At July 4, 2009 and January 3, 2009, substantially, all of the inventories of continuing operations consisted of finished goods.

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying value of amortizable intangible assets as of July 4, 2009 and January 3, 2009 was $0 and $22,000, respectively. The change in the carrying amounts of amortizable intangible assets during the first two quarters of fiscal 2009 was related to the write-off in connection with the exit of the Tommy Bahama business.

Amortizable intangible assets with definite lives were amortized using the straight-line method over periods ranging from 2 to 20 years. During the first two quarters of fiscal 2009 and fiscal 2008, amortization expense was $0 and $4,000, respectively.

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has a 2001 Long-Term Incentive Plan (the 2001 Plan). Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. The 2001 Plan is administered by the compensation committee of the Board of Directors. Total stock-based compensation expense recognized for the three and six months ended July 4, 2009 and June 28, 2008 was as follows:

The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(In thousands)
Selling, general and administrative	$4	$2	$8	$8

Pre-tax stock-based compensation expense	4	2	8	8
Income tax benefit	—	—	—	—

Total stock-based compensation expense	$4	$2	$8	$8

        At July 4, 2009, the total compensation cost related to unvested stock-based awards granted to non-employee directors under the Company’s stock award plans, but not yet recognized, excluding performance-based awards, was approximately $16,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 1.1 years and will be adjusted for subsequent changes in estimated forfeitures.

In 2005, the Company began issuing stock rights which cliff vest based on either service or specifically defined performance criteria consisting primarily of revenue, income and shareholder value targets. The performance-based stock rights expire generally within a three to five year period if the performance or service criteria have not been met. These stock rights have an exercise price of $0.01, which equals the par value of the stock. The Company deems stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares. The Company will recognize compensation expense based on the fair value of the stock rights at the time of grant if and when vesting is considered probable.

The recognition of the cost of service-based stock rights will be amortized using the straight-line method over the requisite service period, net of estimated forfeitures.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. At July 4, 2009, management has assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

At July 4, 2009, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	305	—
Service-based stock rights	—	25
Performance-based stock rights	—	75

Total outstanding stock-based awards	305	$100

7.	PER SHARE DATA

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net (loss) earnings and the effect of assumed conversions by the weighted average number of common and, when applicable, potential common shares outstanding during the period. Reconciliations of the numerators and denominators of basic and diluted (loss) earnings per share from continuing and discontinuing operations for the three and six months ended July 4, 2009 and June 28, 2008 is presented below.

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(In thousands, except per share data)
(Loss) earnings per share from continuing operations, basic and diluted:
(Loss) earnings from continuing operations	$(2,134)	$(2,147)	$(4,855)	$(2,626)

Weighted average common shares outstanding	8,166	8,166	8,166	8,121

(Loss) earnings per share from continuing operations, basic and diluted	$(0.26)	$(0.26)	$(0.59)	$(0.32)

(Loss) earnings per share from discontinued operations, basic and diluted:
(Loss) earnings from discontinued operations	$(2,981)	$(12)	$(3,222)	$187
Weighted average common shares outstanding	8,166	8,166	8,166	8,121

(Loss) earnings per share from discontinued, basic and diluted	$(0.37)	$—	$(0.40)	$0.02

Options and stock rights to purchase shares of common stock granted under the 2001 Long-Term Incentive Plan (2001 Plan) which totaled 803,360 and $1.6 million as of July 4, 2009 and June 28, 2008, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held zero and approximately 121,000 shares as of July 4, 2009 and June 28, 2008, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, were classified as treasury stock and therefore were not deemed outstanding for the purpose of determining per share earnings until the time that such shares were allocated to employee accounts. This allocation, which commenced in 2002, occurred over a seven-year period and was completed in February 2008. During 2008, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.

        In addition to the options and rights outstanding under the 2001 Long-Term Incentive Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled approximately 398,000 as of July 4, 2009 and June 28, 2008 and were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants expired on July 18, 2009. In addition, these warrants were excluded from the computation of diluted earnings per share as the effect would be anti-dilutive.

8.	COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of substantially all of the assets of The Paradise Shoe Company, LLC (Paradise Shoe) by the Company, a Holdback

Agreement was executed pursuant to the Asset Purchase Agreement dated August 3, 2005, between Paradise Shoe, Paradise Shoe’s two members, Sensi USA, Inc. and Tommy Bahama Group, Inc., and the Company (collectively, the Parties) whereby the holdback of $500,000 was to be released after 14 months less any indemnity claims made by the Company. On October 3, 2006, the Company notified the sellers it was withholding payment of the $500,000 holdback that the Company maintained under the terms of the Holdback Agreement because certain acquired assets did not conform to the representations and warranties contained in the Asset Purchase Agreement. On February 24, 2009, the Parties entered into a Settlement Agreement to resolve and mutually settle the holdback dispute. The Company has since paid Sensi USA, Inc. $100,000 in consideration for mutual release of the holdback.

On February 16, 2009, the Company announced the reduction of the size of its executive team and employee headcount. On February 11, 2009, the Company entered into a Severance and General Release Agreement with Cathy Taylor in connection with her resignation as President and Chief Executive Officer of the Company and member of the Company’s Board of Directors effective February 16, 2009. On February 12, 2009, the Company entered into a Severance and General Release Agreement with P. Douglas Ford in connection with his resignation as Chief Financial Officer and Secretary of the Company, effective February 16, 2009. Ms. Taylor and Mr. Ford are entitled to receive approximately $450,000 and $280,000, respectively, payable in equal monthly installments through November 15, 2009. In connection with the headcount reduction, the Company recorded approximately $1.0 million of restructuring charges for these activities, including the entire severance amounts for Ms. Taylor and Mr. Ford, in the first quarter of fiscal 2009. As of July 4, 2009, the remaining severance obligations related to the restructuring activities were $679,000. The Company expects that all but $39,000 of cash expenditures relating to employee severance costs incurred as of July 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010.

Concurrently with the closing of the Chambers asset sale and as more fully described in Note 3, Chambers, Tandy and Wrangler entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers remaining obligations (other than the remaining quarterly royalty obligations due Wrangler which continues to be Chambers’ responsibility) under the Mass License (which was amended to extend through and including June 30, 2010). The terms of the Mass License provide for no limitation to the maximum potential future payments under the agreements. Future minimum royalty commitments under the agreement at July 4, 2009 were $420,000 for fiscal 2009. There are no minimum royalty commitments required for fiscal 2010.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at July 4, 2009 cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

9.	DEBT

In June 2008, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (Wells Fargo) for a three year revolving line of credit and letters of credit collateralized by all the Company’s assets and those of its subsidiaries. Under the facility, the Company could have borrowed up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory less availability reserves set by Wells Fargo), which, subject to the satisfaction of certain conditions, permitted an increase in availability up to $20.0 million. On May 19, 2009, the Company entered into an agreement with Wells Fargo that gives the Company the right to sell, under certain circumstances, up to $750,000 of accounts receivable to Wells Fargo through September 20, 2009. The agreement has enabled the Company to expand its eligible receivables by as much as $500,000 during the second quarter of fiscal 2009. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bore interest at prime rate minus 0.25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums. All payments on accounts receivable go directly to the lender as a reduction of the debt.

The Wells Fargo credit facility includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid an event of default and penalties and other remedies available to Wells Fargo. The Company has been in continuing default under its Wells Fargo credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. As a result of the existing default under the credit facility, on October 1, 2008, Wells Fargo increased the interest rate applicable to the Company’s borrowings by 3.0% over the rate otherwise applicable, and all future advances are at Well Fargo’s discretion and all of the Company’s indebtedness under the Credit and Security Agreement may be accelerated by Wells Fargo.

        Debt as of July 4, 2009 and January 3, 2009 was $8.0 million and $11.2 million, respectively, consisting of current debt due Wells Fargo and collateralized by all of the Company’s assets. Interest on the debt is payable monthly, and at July 4, 2009 bore a rate of 6.0%, which is calculated as Prime Rate minus 0.25% plus the default rate of 3.0%.

        On July 9, 2009, the Company entered into with Wells Fargo a Forbearance Agreement and First Amendment to Credit Security Agreement (the Amendment). Under the Amendment, Wells Fargo agreed, among other things, to refrain, subject to certain conditions, from exercising its remedies based on specified past financial covenant violations. The Amendment also generally provided for:

•	The maximum availability under the revolving line of credit being reduced to $6.5 million (subject to a borrowing base limit);

•	The borrowing base being revised to reflect the Chambers asset sale and certain other requirements;

•	The interest rate applicable to outstanding advances being changed to a daily three month LIBOR rate plus 5.50%;

•	A new affirmative covenant being added that requires the Company to provide Wells Fargo with certain budgets and projections on a weekly basis and to participate in weekly teleconference calls;

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows; and

•	The posting of additional collateral in the form of a mortgage on real property located in Penobscot, Maine.

On July 31, 2009, the Company entered into a First Amendment to Forbearance Agreement and Second Amendment to Credit Security Agreement (the Second Amendment). Under the Second Amendment, Wells Fargo agreed, among other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. The Second Amendment also generally provided for:

•

The maximum availability under the revolving line of credit being changed to $9.0 million (subject to a borrowing base limit), and, effective September 1, 2009, reduced to $7.0 million (subject to a borrowing base limit);

•

Certain changes to the borrowing base limits (including inventory and concentrated receivables sublimits) to reflect the change in the size of the Company’s business as result of the two divestitures during fiscal 2009;

•	An acceleration of the maturity date for the revolving line of credit debt to September 30, 2009; and

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows during the extended forbearance agreement.

Management is engaged in discussions with several different financing sources to provide the Company with proceeds to repay in full its revolving line of credit debt on or before September 30, 2009. There is no assurance, however, that the Company will be able to obtain such a facility on acceptable terms and covenants or when and if the Company will be able to repay its current facility in full. If the Company is unable to complete a financing transaction prior to September 30, 2009, the Company plans to seek a second extension of the forbearance period so that it may complete such a financing. There is no assurance that it will be granted or the terms and conditions thereof. If such a request is not granted, Wells Fargo may accelerate the Company’s indebtedness and/or foreclose on its assets.

10.	OTHER (INCOME) EXPENSE, NET

For the three and six months ended July 4, 2009, other (income) expense, net, totaled $0 and $1.0 million in other expense, respectively, which consisted of severances, adjusted to exclude the severances specifically related to discontinued operations, related to the elimination of 13 managerial and support positions. The Company expects that all but $39,000 of cash expenditures relating to employee severance costs incurred as of July 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010.

For the three and six months ended June 28, 2008 other (income) expense, net, totaled $750,000 and $1.5 million, respectively, in other income and consisted primarily of fees of $750,000 in each of the first two quarters of fiscal 2008 that the Company received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement for providing ongoing administrative and other services to the new management of Altama subsequent to the sale of the business in fiscal 2007.

11.	RELATED PARTIES

Prior to the sale of the Chambers accessories business, the Company provided raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provided production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers accessories business, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of both July 4, 2009 and June, 28 2008, there was $0 due to or from the Company and Maquiladora Chambers de Mexico, S.A. During the three and six months ended July 4, 2009, the Company purchased a total of $457,000 and $995,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A. For the three and six months ended June 28, 2008, the Company purchased a total of $525,000 and $981,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued the following new accounting standards:

i.	FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and will require enhanced disclosures.

ii.	FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2, FAS 124-2 and EITF 99-20-2), which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.	FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

The Company adopted these standards effective June 15, 2009. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt FAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of the standard has not resulted in a change in current practice.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. On its effective date, FAS 168 will supersede all then-existing non-SEC accounting and reporting standards. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company believes adoption of FAS 168 will not have a material impact on its consolidated financial statements.

13.	SUBSEQUENT EVENTS

On July 9, 2009, Chambers Belt Company (the Company’s Chambers accessories business) sold to Tandy Brands Accessories, Inc. (Tandy) substantially all of its assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of its private label and Wrangler brand businesses. Chambers conducted the Wrangler brand business under a License Agreement dated January 1, 2007 between Chambers and Wrangler pursuant to which Chambers had the right to sell Wrangler branded products to the mass market (the Mass License) and a License Agreement dated January 1, 2008 between Chambers and Wrangler pursuant to which Chambers had the right to sell to the western store market (the Western License). Also Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid to Chambers, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay Chambers on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales during this period of Chambers former products. These generally include private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market and the western market. For the entire 12 month period, Tandy is obligated to pay to Chambers minimum earn-out payments that in the aggregate are not less than $2.0 million.

Concurrently with the closing of the Chambers asset sale, Chambers, Tandy and Wrangler entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers remaining obligations (other than the remaining quarterly royalty obligations due Wrangler which continues to be Chambers’ responsibility except in the case of a default on the license by Tandy) under the Mass License (which was amended to extend through and including June 30, 2010). Also, the same parties entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers’ remaining obligations under the Western License.

On July 9, 2009, the Company and its subsidiaries together with Wells Fargo entered into a Forbearance Agreement and First Amendment to Credit Security Agreement pursuant to which, among other things, Wells Fargo agreed, subject to certain conditions, to refrain from exercising remedies based on the specified past financial covenant defaults until July 31, 2009. On July 31, 2009, the parties entered into a First Amendment to Forbearance and Second Amendment to Credit Agreement, which, among other things and subject to certain conditions, extended the forbearance period until September 30, 2009. See Note 9 for a more full description of these two subsequent events.

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

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 3, 2009 as “fiscal 2008,” the fiscal year ending January 2, 2010 as “fiscal 2009” and the fiscal year ending January 1, 2011 as “fiscal 2010.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009 and fiscal 2010 each include 52 weeks and fiscal 2008 included 53 weeks. The quarters ended July 4, 2009 and June 28, 2008 each consisted of the 13 weeks.

Overview

We design, develop and market men’s and women’s footwear, belts, and accessories. The brands we own are Trotters®, SoftWalk ®, and H.S. Trask ®, and for certain of the reported periods, our licenses included Tommy Bahama®, Wranglers and Riders.

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. Our footwear segment included our Trotter and SoftWalk brands. Our premium footwear segment consisted of H.S. Trask and Tommy Bahama. In our accessories segment, we sold predominately leather belts and accessories through our wholly-owned subsidiary, Chambers Belt Company. With the discontinuance of the Company’s Tommy Bahama operations in the first quarter of fiscal 2009 and the discontinuance of Chambers operations in the third quarter of fiscal 2009, the Company has only one reportable segment consisting of Trotters, SoftWalk and H.S. Trask.

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

In response to the Special Committee’s directive, during the first two quarters of fiscal 2009, the Company developed and implemented the following key initiatives:

•	We exited the Tommy Bahama business and subsequently liquidated its working capital;

•	We restructured and reduced the size of our business operations; and

•	We exited our Chambers belt and accessories business and are in the process of liquating its receivables and remaining working capital.

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

In the first two quarters of fiscal 2009, we reported the results of our Tommy Bahama business as discontinued operations. The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented. In connection with ceasing the Tommy Bahama business operations, 3 positions were eliminated. In the first quarter of fiscal 2009, we incurred $286,000 of severance charges. We expect that all but $38,000 of cash expenditures relating to employee severance costs incurred as of July 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. In addition, we recorded non-cash charges of $363,000 of inventory and other write-offs and $36,000 of fixed assets and intangible impairment charges in the first quarter of fiscal 2009 and $55,000 of inventory write-offs in second quarter of fiscal 2009.

        During the first quarter of fiscal 2009, we took steps to reduce our corporate overhead. In addition to the 3 positions eliminated relating to Tommy Bahama, 13 managerial and support positions were also eliminated. This restructuring is expected to result in an estimated savings of greater than $2.0 million in annual payroll and related expenses. In connection with this action, in the first quarter of fiscal 2009, we recorded a restructuring charge of $1.0 million not including the severances specifically related to discontinued operations. We expect that all but $39,000 of cash expenditures relating to employee severance costs incurred as of July 4, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. Based on our intention to continue to reduce our cost structure and corporate overhead, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

On July 9, 2009, Chambers sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of its assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of its private label and Wrangler brand businesses. Chambers conducted the Wrangler brand business under a License Agreement dated January 1, 2007 between Chambers and Wrangler pursuant to which Chambers had the right to sell Wrangler branded products to the mass market (the “Mass License”) and a License Agreement dated January 1, 2008 between Chambers and Wrangler pursuant to which Chambers had the right to sell to the western store market (the “Western License”). Also Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid to Chambers, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. During the first 30 days after closing, Tandy had the right to audit the cost component of the inventory payment. The differences were determined to be insignificant. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay Chambers on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales during this period of Chambers former products. These generally include private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market and the western market. For the entire 12 month period, Tandy is obligated to pay to Chambers minimum earn-out payments that in the aggregate are not less than $2.0 million.

Concurrently with the closing of the Chambers asset sale, Chambers, Tandy and Wrangler entered into an Amendment, Assignment and Assumption of License

Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers remaining obligations (other than the remaining quarterly royalty obligations due Wrangler which continues to be Chambers’ responsibility except in the case of a default on the license by Tandy) under the Mass License (which was amended to extend through and including June 30, 2010). Also, the same parties entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers remaining obligations under the Western License.

Chambers is winding-down its business by collecting its accounts receivable and Tandy earn-out payments and settling its accounts payable. For consolidated financial statement reporting purposes, commencing with the first quarter of the 2009 fiscal year (which ended April 4, 2009), we began reporting Chambers as discontinued operations. In connection with this discontinuance, we have incurred pre-tax charges of $2.0 million during the second and third quarters of fiscal 2009. Of this amount, during the second quarter of fiscal 2009, we recorded $440,000 of cash restructuring charges (related to severance payments and other costs associated with exiting the business) to be paid during the third and fourth quarters of fiscal 2009 and $1.5 million of non-cash restructuring charges (including write-offs of fixed assets and inventory). We plan to record and report in the third quarter of fiscal 2009 the balance of these charges and income resulting from the asset sale to Tandy of $2.0 million for the minimum earn-out payments and $70,000 for the sale of fixed assets.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. Since then we have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. On July 9, 2009, the Company and its subsidiaries together with Wells Fargo entered into a Forbearance Agreement and First Amendment to Credit Security Agreement pursuant to which, among other things, Wells Fargo agreed, subject to certain conditions, to refrain from exercising remedies based on the specified past financial covenant defaults until July 31, 2009. On July 31, 2009, the parties entered into a First Amendment to Forbearance and Second Amendment to Credit Agreement, which, among other things and subject to certain conditions, extended the forbearance period until September 30, 2009.

Results of Operations

Comparison of the Three Months Ended July 4, 2009 to the Three Months Ended June 28, 2008

The following table sets forth selected consolidated operating results for the three months ended July 4, 2009 and June 28, 2008, presented as a percentage of net sales:

	Three Months Ended
	July 4, 2009		June 28, 2008		Increase (Decrease)
	(In thousands)
Net sales	$3,961	100%	$6,182	100%	$(2,221)	(36)%
Cost of goods sold(1)	3,443	87%	3,667	59%	(224)	(6)%

Gross profit	518	13%	2,515	41%	(1,997)	(79)%
Operating expenses:
Selling, general and administrative expense	2,480	63%	4,700	76%	(2,220)	(47)%
Other (income) expense, net	—	—%	(750)	(12)%	(750)	(100)%

Total operating expenses	2,480	63%	3,950	64%	(1,470)	(37)%

Operating loss	(1,962)	(50)%	(1,435)	(23)%	527	37%
Interest expense, net	135	3%	691	11%	(556)	(81)%

Loss before income taxes and discontinued operations	(2,097)	(53)%	(2,126)	(34)%	29	1%
Income tax expense (benefit)	37	1%	21	—%	16	76%

Loss before discontinued operations	(2,134)	(54)%	(2,147)	(35)%	(13)	—%
Loss from discontinued operations	(2,981)	(75)%	(12)	—%	2,969	* %

Net loss	$(5,115)	* %	$(2,159)	(35)%	$2,956	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Net Sales from Continuing Operations

        Net sales for the second quarter of fiscal 2009 decreased 36% to $4.0 million compared to $6.2 million in net sales from continuing operations for the comparable period of fiscal 2008. The decrease was largely a result of a challenging retail environment and planned reductions in inventories on the part of our retailing partners in the current fiscal quarter.

Gross Profit from Continuing Operations

Gross profit for the second quarter of fiscal 2009 was $518,000 compared to $2.5 million in gross profit from continuing operations for the comparable period of fiscal 2008. Gross margins were 13% and 41% for the second quarters of fiscal 2009 and fiscal 2008, respectively. The decrease in our gross margin was mostly due to several significant closeout sales during the second quarter of fiscal 2009 as we worked to generate cash flow and reduce our inventories to a level in line with our sales trends. Specifically, closeout sales accounted for $1.3 million of the total $4.0 million in net sales during the second quarter of fiscal 2009. These closeout sales resulted in a negative gross profit of $380,000. In addition, we recognized $300,000 of sales allowances, which reduced net sales in the second quarter of fiscal 2009 for discounts to be taken throughout the second half of fiscal 2009.

Operating Expenses from Continuing Operations

Selling, general and administrative expenses, or SG&A, were $2.5 million, or 63% of net sales, for the second quarter of fiscal 2009, compared to $4.7 million, or 76% of net sales from continuing operations, for the comparable period of fiscal 2008. The decrease is primarily attributable to a $695,000 decrease in professional fees and consulting costs, a $340,000 decrease in compensation and employee benefits resulting from planned headcount reductions, a $265,000 decrease in bad debt expenses as a result of improved collection efforts and decreased spending on brand expenses, including advertising expenses of $255,000 and travel costs of $135,000.

“Other (income) expense, net” was $750,000 in net income for the second quarter of fiscal 2008. This income was received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Interest Expense from Continuing Operations

Interest expense, net for the second quarter of fiscal 2009 was $135,000 compared to $691,000 in interest expense from continuing operations for the comparable period of fiscal 2008. Debt issuance costs previously capitalized of $124,000 were written off in the second quarter of fiscal 2009 as a result of the modification of the revolving credit facility as discussed in Note 9. Debt issuance costs previously capitalized of $622,000 were written off during the second quarter of fiscal 2008. These capitalized costs were related to our previous credit facility with M&T, which was replaced by Wells Fargo during the second quarter of fiscal 2008. The remaining decrease in interest expense was due to a lower debt balance in the second quarter of fiscal 2009 compared to the comparable period of fiscal 2008.

(Loss) Earnings from Discontinued Operations

Loss from discontinued operations, comprised of the Chambers and Tommy Bahama businesses, for the second quarter of fiscal 2009 was $3.0 million compared to $12,000 for the comparable period of fiscal 2008. Loss per share from discontinued operations was $0.37 for the second quarter of fiscal 2009 compared to $0.00 for the comparable period of fiscal 2008. The loss from discontinued operations for the second quarter of fiscal 2009 is primarily due to non-cash write-offs of inventory, fixed assets and other assets of $1.5 million and severance charges of $391,000 resulting from the winding down of the Chambers businesses.

Comparison of the Six Months Ended July 4, 2009 to the Six Months Ended June 28, 2008

The following table sets forth selected consolidated operating results for the six months ended July 4, 2009 and June 28, 2008, presented as a percentage of net sales:

	Six Months Ended
	July 4, 2009		June 28, 2008		Increase (Decrease)
	(In thousands)
Net sales	$10,052	100%	$15,622	100%	$(5,570)	(36)%
Cost of goods sold(1)	7,467	74%	9,170	59%	(1,703)	(19)%

Gross profit	2,585	26%	6,452	41%	(3,867)	(60)%
Operating expenses:
Selling, general and administrative expense	6,262	62%	9,738	62%	(3,476)	(36)%
Other (income) expense, net	1,018	10%	(1,500)	10%	2,518	* %

Total operating expenses	7,280	72%	8,238	52%	(958)	(12)%

Operating loss	(4,695)	(47)%	(1,786)	(11)%	2,909	* %
Interest expense, net	151	2%	802	5%	(651)	(81)%

Loss before income taxes and discontinued operations	(4,846)	(48)%	(2,588)	(17)%	2,258	(87)%
Income tax expense (benefit)	9	—%	38	—%	(29)	* %

Loss before discontinued operations	(4,855)	(48)%	(2,626)	(17)%	2,229	85%
(Loss) earnings from discontinued operations	(3,222)	(32)%	187	1%	3,409	* %

Net loss	$(8,077)	(80)%	$(2,439)	(16)%	$5,638	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Net Sales from Continuing Operations

Net sales for the first six months of fiscal 2009 decreased 36% to $10.1 million compared to $15.6 million in net sales from continuing operations for the comparable period of fiscal 2008. The decrease was largely a result of a challenging retail environment during the current fiscal six month period.

Gross Profit from Continuing Operations

Gross profit for the first six months of fiscal 2009 was $2.6 million compared to $6.5 million from continuing operations for the comparable period of fiscal 2009. Gross margins were 26% and 41% for the first six months of fiscal 2009 and fiscal 2008, respectively. The decrease in our gross margin was mostly due to several significant closeout sales during the second quarter of fiscal 2009 as we worked to generate cash flow and reduce our inventories to a level in line with our sales trends. Specifically, closeout sales accounted for $1.3 million of the total $4.0 million in net sales during the second quarter of fiscal 2009. In addition, we recognized $300,000 of sales allowances, which reduced net sales in the second quarter of fiscal 2009 for discounts to be taken throughout the second half of fiscal 2009.

Operating Expenses from Continuing Operations

Selling, general and administrative expenses, or SG&A, were $6.3 million, or 62% of net sales, for the first six months of fiscal 2009, compared to $9.7 million, or 62% of net sales from continuing operations, for the comparable period of fiscal 2008, respectively. The decrease is primarily attributable to a $1.2 million decrease in professional fees and consulting costs, a $1.0 million decrease in compensation and employee benefits resulting from planned headcount reductions, a $340,000 decrease in bad debt expenses as a result of improved collection efforts and decreased spending on brand expenses, including advertising expenses of $355,000 and travel costs of $325,000.

“Other expense (income), net” was $1.0 million in net expense for the first six months of fiscal 2009, which was comprised of the severance charges related to our reorganization in the first quarter of fiscal 2009. These charges do not include the severances specifically related to discontinued operations. “Other (income)

expense, net” was $1.5 million in net income for the first six months of fiscal 2008. This income was received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Interest Expense from Continuing Operations

Interest expense from continuing operations for the first six months of fiscal 2009 was $151,000 compared to $802,000 for the comparable prior year period. Debt issuance costs previously capitalized of $124,000 were written off in the second quarter of fiscal 2009 as a result of the modification of the revolving credit facility as discussed in Note 9. Debt issuance costs previously capitalized of $622,000 were written off during the second quarter of fiscal 2008. These capitalized costs were related to our previous credit facility with M&T, which was replaced by Wells Fargo during the second quarter of fiscal 2008. The remaining decrease in interest expense was due to a lower debt balance in the first six months of fiscal 2009 compared to the comparable period of fiscal 2008.

(Loss) Earnings from Discontinued Operations

Loss from discontinued operations, comprised of the Chambers and Tommy Bahama businesses, for the first six months of fiscal 2009 was $3.2 million and earnings from discontinued operations for the comparable period of fiscal 2008 were $187,000. Loss per share from discontinued operations was $0.40 for the first six months of fiscal 2009 and earnings per share was $0.02 for the first six months of fiscal 2008. The loss from discontinued operations for the first six months of fiscal 2009 is primarily related to non-cash write-offs of inventory, fixed assets and other assets of approximately $2.0 million and severance charges of $677,000 resulting from the winding down of the Chambers and Tommy Bahama businesses.

Liquidity and Capital Resources

Our current primary liquidity requirements include debt service, working capital needs and capital expenditures. We have historically met these liquidity needs with cash flows from operations (including revenue and trade credit) and borrowings under our term loans and revolving credit facility.

Since fiscal 2007, we have actively reduced our debt through asset sales and reducing and restructuring of our operations. During fiscal 2009, we have accelerated this process by exiting the Tommy Bahama business (which is closed, including the collection of accounts receivable and remaining product sales to Tommy Bahama Group) and exiting the Chambers accessories business. Following the completion of the Chambers asset sale on July 9, 2009, we have been monetizing the Chambers accounts receivable and remaining accessories assets. Additionally, we will be collecting monthly earn-out payments from Tandy Brands which are to be no less than $2 million under the terms of the purchase and sale agreement. We expect to apply the proceeds from these activities to the reduction in our revolving line of credit debt and accounts payable.

Our working capital varies from time to time as a result of the seasonal requirements of our brands (which have historically been heightened during the first and third quarters), the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders and the timing of accounts receivable collections.

Working capital at the end of the second quarter of fiscal 2009 of $2.0 million reflects current assets of $18.8 million (including current assets of discontinued operations) in excess of current liabilities of $16.8 million (including current liabilities of discontinued operations), compared to approximately $9.7 million of working capital at the end of fiscal 2008. Current assets decreased $12.2 million as a result of the discontinuance of Chambers and Tommy Bahama businesses and seasonal product sales and aggressive inventory management. Our current ratio, the relationship of current assets to current liabilities (including current assets and current liabilities of discontinued operations), was 1.1 at July 4, 2009, compared to 1.5 at January 3, 2009.

Despite our positive working capital position, during fiscal 2009 we have managed our cash accounts on a day-to-day basis and deferred payments on certain trade payables and contractual obligations beyond the otherwise applicable terms, including payables to vendors that supply us with products and services. As a result, certain vendors have placed us on credit hold and required payments of past due amounts as well as advance cash payments before shipping products. During May 2009, we reduced a number of our past due trade payables with liquidity resulting from the collection of proceeds from our Tommy Bahama products sale. Also, due to the seasonal increase in net sales during the second quarter of fiscal 2009, our revolving line of credit borrowing availability increased which lessened our need to defer the payment of trade payables. We can provide no assurance of whether or not we will need to defer additional payments to vendors and others which could have a material adverse effect on our business, including our operations, revenue and financial condition.

        During the first week of May 2009, we used $2.1 million of Tommy Bahama product sales proceeds together with collections of other accounts receivable to pay down our revolving line of credit debt. During May, 2009, Wells Fargo reduced the reserves against the borrowing base for our revolving line of credit as a result of credit insurance we purchased and the termination of a letter of credit which we had posted to secure our indemnification obligations arising out of the Altama sale. On July 10, 2009, we applied the approximately $3.5 million of closing purchase price proceeds from the Chambers sale to further pay down our revolving line of credit debt. Since July 9, 2009, we have been collecting the Chambers’ accounts receivable and applying the proceeds to further reduce our revolving line of credit debt and Chambers payables. As of August 3, 2009, we had $4.7 million outstanding and $155,000 available borrowing capacity under our revolving line of credit. We plan to continue collecting Chambers’ receivables and earn-out payments and reduce our revolving line of credit debt with these proceeds to the extent not used to reduce our accounts payable.

We are engaged in discussions with several different financing sources that would provide us with proceeds to repay in full our revolving line of credit debt. There is no assurance, however, that we will be able to obtain such a facility on acceptable terms and covenants or when and if we will be able to repay our current facility in full.

Bank Credit Agreement

Our primary source of liquidity and capital resources has historically been from financing activities. In June 2008, we and our subsidiaries entered into a Credit and Security Agreement with Wells Fargo for a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries. Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory less availability reserves set by our bank), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. On May 19, 2009, we entered into an agreement with Wells Fargo that gives us the right to sell, under certain circumstances, up to $750,000 of accounts receivable to Wells Fargo through September 20, 2009. The agreement has enabled us to expand our eligible receivables by as much as $500,000 during the second quarter of fiscal 2009. The credit facility also includes a $7.5 million letter of credit sub facility. The borrowings under the revolving line of credit bore interest at the Prime Rate minus 0.25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums. All payments on accounts receivable go directly to Wells Fargo as a reduction of the debt.

The Wells Fargo credit facility includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid an event of default and penalties and other remedies available to Wells Fargo. The financial covenants include an annual capital expenditure limitation and minimum quarterly net income before income taxes. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit and security agreement’s events of default include, but are not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in Wells Fargo’s security interest, change in control events, material adverse change and certain officers being convicted of felonies.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. As discussed above, on July 9, 2009, we entered into with Wells Fargo a Forbearance Agreement and First Amendment to Credit Security Agreement (the “Amendment”). Under the Amendment, Wells Fargo agreed, among other things, to refrain, subject to certain conditions, from exercising its remedied based on specified past financial covenant violations. In consideration for its agreement to forbear, we paid Wells Fargo a $170,000 fee and agreed to pay another $170,000 on or before the last day of the forbearance period. The Amendment also generally provided for:

•	The maximum availability under the revolving line of credit being reduced to $6.5 million (subject to a borrowing base limit);

•	The borrowing base being revised to reflect the Chambers asset sale and certain other requirements;

•	The interest rate applicable to outstanding advances being changed to a daily three month LIBOR rate plus 5.50%;

•	A new affirmative covenant being added that requires the Company to provide Wells Fargo with certain budgets and projections on a weekly basis and to participate in weekly teleconference calls;

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows; and

•	The posting of additional collateral in the form of a mortgage on real property located in Penobscot, Maine.

On July 31, 2009, we entered into a First Amendment to Forbearance Agreement and Second Amendment to Credit Security Agreement (the “Second Amendment”). Under the Second Amendment, Wells Fargo agreed, among, other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. In consideration for its agreement to continue forbearing, we paid Wells Fargo an additional fee of $15,000. The Second Amendment also generally provided for:

•

The maximum availability under the revolving line of credit being changed to $9.0 million (subject to a borrowing base limit), and, effective September 1, 2009, reduced to $7.0 million (subject to a borrowing base limit);

•

Certain changes to the borrowing base limits (including inventory and concentrated receivables sublimits) to reflect the change in the size of the Company’s business as result of the two divestitures during fiscal 2009;

•	An acceleration of the maturity date for the revolving line of credit debt to September 30, 2009; and

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows during the extended forbearance agreement.

We are engaged in discussions with several different financing sources that would provide us with proceeds to repay in full our revolving line of credit debt on or before September 30, 2009. There is no assurance, however, that we will be able to obtain such a facility on acceptable terms and covenants or when and if we will be able to repay our current facility in full. If we are unable to complete a financing transaction prior to September 30, 2009, we plan to seek a second extension of the forbearance period so that we may complete such a financing. Based on the remaining collateral and our restructured operations, we would expect such a request to be granted. However, there is no assurance that it will be granted or the terms and conditions thereof. If such a request is not granted, Wells Fargo may accelerate our indebtedness and/or foreclose on its assets.

The description of the Amendment and the Second Amendment above is qualified in its entirety by reference to the full text of the applicable agreements filed as exhibits with our Current Report on Form 8-K/A filed with the SEC on July 13, 2009 and the Current Report on Form 8-K filed with the SEC on August 6, 2009.

Going Concern

We have incurred net losses for the last two fiscal years and the first two quarters of fiscal 2009 and have been in continuing default on our existing credit facility since September 29, 2008. As a result, as more fully described in Note 1 of the Notes to Condensed Consolidated Financial Statements, our independent registered public accounting firm included an explanatory paragraph in their report on our fiscal 2008 financial statements related to the uncertainty of our ability to continue as a going concern. Unless Wells Fargo agrees to extend the current forbearance period past September 30, 2009 or we can complete a refinancing prior to that date, as of and after September 30, 2009, Wells Fargo can demand repayment of its debt and foreclose on our assets. This raises substantial doubt about our ability to continue as a going concern.

        Based upon current and anticipated levels of operations (including continuing revenue and normal trade credit), anticipated continued borrowing availability under the Wells Fargo revolving line of credit and in the absence of a demand for repayment by Wells Fargo and continuing extensions of the forbearance period, we believe we have sufficient liquidity from our cash flow from operations, and availability under our revolving line of credit, to meet our debt service requirements and other projected cash needs for the next twelve months.

Summary of Cash Flow Data

The following table sets forth our change in cash flow for the six months ended July 4, 2009 and June 28, 2008:

	Six months ended
	July 4, 2009	June 28, 2008
	(In thousands)
Cash provided by Operating Activities	$3,051	$468
Cash provided by (used in) Investing Activities	(28)	9,970
Cash used in Financing Activities	(3,332)	(11,684)
Effect of exchange rate changes on cash and cash equivalents	9	(24)

Net (Decrease) Increase in Cash	$(300)	$(1,270)

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $3.1 million during the first six months of fiscal 2009 compared to $468,000 during the comparable period of fiscal 2008. The net increase in net cash provided by operating activities of $2.6 million was partially due to a net increase of $1.3 million in cash used in operating activities of continued operations offset by a net increase of $3.9 million of cash provided by operating activities of discontinued operations as a result of the winding down of the Tommy Bahama and Chambers businesses. The net cash inflow from operating activates of $3.1 million during the first six months of fiscal 2009 was primarily due to a $4.9 million loss from continuing operations combined with a $3.2 million loss from discontinued operations and a $2.3 million decrease in operating liabilities from discontinued operations, offset by a $3.6 million decrease in operating assets from continuing operations, a $8.6 million decrease in operating assets from discontinued operations, a $933,000 increase in operating liabilities from continuing operations and $200,000 of non-cash adjustments to reconcile net loss from continuing operations to net cash provided by operating activities. The significant decrease of $8.6 million of operating assets from discontinued operations was comprised primarily of a $2.3 million decrease in net accounts receivable as a result of increased collection efforts and a $5.5 million decrease in net inventories due to the winding down of the Tommy Bahama and Chambers businesses.

Net cash provided by operating activities of $468,000 during the first six months of fiscal 2008 was due to a net cash outflow of $2 million in operating activities of continued operations offset by a net cash inflow of $2.5 million of operating cash from discontinued operations.

Our accounts receivable of continuing operations at July 4, 2009 decreased $2.2 million, or 39%, from that of June 28, 2008 and our accounts receivable days sales outstanding, or DSO, from continuing operations decreased to 63 days for the first six months of 2009 from 66 days for the comparable prior year period due to the reduction in past due accounts and increased collections. DSO is calculated by dividing the ending accounts receivable balance by sales in the period multiplied by the number of days in the period. Inventories, net, of continuing operations decreased $2.9 million year-over-year due a companywide initiative to reduce inventory.

Our working capital varies from time to time as a result of the seasonal requirements of our brands, which have historically been heightened during the first and third quarters, the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

Cash Flows (Used in) Provided by Investing Activities

Cash flow from investing activities during the first six months of fiscal 2009 of $28,000 was comprised of fixed assets capital expenditures. Cash flow from investing activities for the comparable prior year period of $10 million was due to the net proceeds of $13.5 million received from the sale of Altama, offset by $3.0 million of increased restricted cash and $480,000 in capital expenditures mostly related to an upgrade to our ERP system.

Cash Flows Used in Financing Activities

For the first six months of fiscal 2009, our net cash used in financing activities was $3.3 million compared to $11.7 million net cash used in financing activities for the comparable period of fiscal 2008. The net cash used in fiscal 2009 was due to payments, in excess of draws, on our revolving line of credit primarily made with the proceeds received from the sale and winding down of the Tommy Bahama business. The net cash used in fiscal 2008 was due to payments, in excess of draws, on our revolving line of credit primarily made with the proceeds from the sale of Altama in December 2007, received during fiscal 2008.

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

Critical Accounting Policies

As of July 4, 2009, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended January 3, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following new accounting standards:

i.	FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP FAS 157-4), which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and will require enhanced disclosures.

ii.	FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2, FAS 124-2 and EITF 99-20-2), which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.	FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

The Company adopted these standards effective June 15, 2009. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (FAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt FAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of the standard has not resulted in a change in current practice.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. On its effective date, FAS 168 will supersede all then-existing non-SEC accounting and reporting standards. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company believes adoption of FAS 168 will not have a material impact on its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2009 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). As of July 4, 2009, our risk factors have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	We held our Annual Meeting of Stockholders on June 8, 2009.

(b)	At the meeting, the following nominees were elected as directors to hold office until the Annual Meeting of Stockholders to be held in 2010 and until his or her successor is elected and shall qualify:

Nominee	Votes For	Votes Withheld
Steven M. DePerrior	5,108,814	1,896,434
Gregory M. Harden	5,696,507	1,308,741
John C. Kratzer	5,696,342	1,308,906
Wilhelm Pfander	5,124,179	1,881,069
Frederick R. Port	5,696,507	1,308,741
James R. Riedman	5,116,158	1,889,090

There were no abstentions or broker non-votes.

Item 6.	Exhibits.

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009

PHOENIX FOOTWEAR GROUP, INC.

By:	/s/ RUSSELL D. HALL
Russell D. Hall
President and Chief Executive Officer

By:	/s/ DENNIS T. NELSON
Dennis T. Nelson
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002