Form 10-Q
period 2009-10-03
PHOENIX FOOTWEAR GROUP INC
filed 2009-11-17
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, $.01 par value per share	8,166,191 shares

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of October 3, 2009 (unaudited) and January 3, 2009	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three and Nine Months Ended October 3, 2009 and September 27, 2008 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 3, 2009 and September 27, 2008 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4T. Controls and Procedures	17
PART II OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 6. Exhibits	18
SIGNATURES	19

Part I – Financial Information

Item 1.	Financial Statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share and per share data)

	October 3, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207	$456
Accounts receivable (less allowances of $840 and $1,125 in 2009 and 2008, respectively)	3,829	3,153
Inventories (less provision of $220 and $599 in 2009 and 2008, respectively)	6,016	9,503
Other current assets	1,687	916
Income tax receivable	245	302
Current assets of discontinued operations	171	16,615

Total current assets	12,155	30,945
PROPERTY, PLANT AND EQUIPMENT, net	1,087	1,290
OTHER ASSETS:
Other assets	—	93
Long-term assets of discontinued operations	—	821

Total other assets	—	914

TOTAL ASSETS	$13,242	$33,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$2,573	$11,173
Accounts payable	2,441	1,887
Accrued expenses	1,522	1,557
Other current liabilities	22	155
Income taxes payable	5	78
Current liabilities of discontinued operations	2,870	6,406

Total current liabilities	9,433	21,256
OTHER LIABILITIES:
Other long-term liabilities	378	382
Long-term liabilities of discontinued operations	—	149

Total other liabilities	378	531

Total liabilities	9,811	21,787
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000,000 shares authorized; 8,382,762 and 8,382,762 shares issued and outstanding in 2009 and 2008, respectively	84	84
Additional paid-in-capital	46,089	46, 078
Accumulated deficit	(39,857)	(31,840)
Accumulated other comprehensive loss	(242)	(317)

	6,074	14,005
Less: Treasury stock at cost, 216,571 and 216,571 shares in 2009 and 2008, respectively	(2,643)	(2,643)

Total stockholders’ equity	3,431	11,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,242	$33,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$5,453	$8,028	$15,505	$23,650
Cost of goods sold	3,536	4,567	11,003	13,737

Gross profit	1,917	3,461	4,502	9,913
Operating expenses:
Selling, general and administrative	2,621	4,722	8,883	14,460
Other expense (income), net	—	—	1,018	(1,500)

Total operating expenses	2,621	4,722	9,901	12,960

Operating loss	(704)	(1,261)	(5,399)	(3,047)
Interest expense, net	306	47	457	849

Loss before income taxes and discontinued operations	(1,010)	(1,308)	(5,856)	(3,896)
Income tax expense	9	7	18	45

Loss before discontinued operations	(1,019)	(1,315)	(5,874)	(3,941)
Earnings (loss) from discontinued operations, net of tax (including net gain (loss) on sale of $1,459 and $0 and $(72) and $0 for the three and nine months ended October 3, 2009 and September 27, 2008, respectively – Note 3)	1,079	(803)	(2,143)	(616)

Net earnings (loss)	$60	$(2,118)	$(8,017)	$(4,557)

Net earnings (loss) per share, basic and diluted (Note 7):
Continuing Operations	$(0.12)	$(0.16)	$(0.72)	$(0.48)
Discontinued Operations	0.13	(0.10)	(0.26)	(0.08)

Net earnings (loss)	$0.01	$(0.26)	$(0.98)	$(0.56)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,166,191	8,166,191	8,166,191	8,135,972

Net earnings (loss)	$60	$(2,118)	$(8,017)	$(4,557)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of zero income taxes	20	(81)	75	(95)

Comprehensive earnings (loss)	$80	$(2,199)	$(7,942)	$(4,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 3, 2009	September 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,017)	$(4,557)
Loss from discontinued operations	(2,143)	(616)

Loss from continuing operations	(5,874)	(3,941)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	252	282
Provision for losses on accounts receivable	(285)	250
Allocation of shares in defined contribution plan	—	128
Loss on disposal of property and equipment	2	—
Non-cash stock-based compensation	12	10
Amortization of deferred debt issuance costs	454	782
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(359)	(1,273)
Inventories, net	3,502	(718)
Other current assets	20	(40)
Other non-current assets	93	—
Income taxes receivable	57	2,097
Increase (decrease) in:
Accounts payable	565	(764)
Accrued expenses	(33)	(847)
Other long-term liabilities	(4)	(586)
Income taxes payable	(72)	(426)

Net cash (used in) provided by operating activities from continuing operations	(1,670)	(5,046)
Loss from discontinued operations (including net gain (loss) on sale of $1,459 and $0 and $(72) and $0 for the three and nine months ended October 3, 2009 and September 27, 2008, respectively)	(2,143)	(616)
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by operating activities:	10,994	2,789

Net cash (used in) provided by operating activities from discontinued operations	8,851	2,173

Net cash (used in) provided by operating activities	7,181	(2,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(32)	(392)
Proceeds from sale of discontinued operations	1,115	13,500

Net cash (used in) provided by investing activities from continuing operations	1,083	13,108
Net cash (used in) provided by investing activities from discontinued operations	567	(274)

Net cash (used in) provided by investing activities	1,650	12,834

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	34,914	38,068
Repayments of notes payable and line of credit	(43,647)	(49,698)
Debt issuance costs	(360)	(187)

Net cash (used in) provided by financing activities	(9,093)	(11,817)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	(27)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(249)	(1,883)
CASH AND CASH EQUIVALENTS — Beginning of period	456	2,355

CASH AND CASH EQUIVALENTS — End of period	$207	$472

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet as of January 3, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In the opinion of management, the consolidated financial statements include all adjustments, which are of a normal and recurring nature, that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 3, 2009. The condensed consolidated balance sheet at January 3, 2009 has been derived from the audited financial statements at that date, but does not necessarily include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 3, 2009 and September 27, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the Codification). Effective this quarter, the Codification became the single source for all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification during the quarter ended October 3, 2009. The Codification does not change GAAP and the adoption did not have a material impact on the Company’s consolidated financial statements.

The Company evaluated subsequent events through November 17, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the last two fiscal years and the first nine months of fiscal 2009.

In June 2008, the Company and its subsidiaries entered into a Credit and Security Agreement with Wells Fargo Bank, N.A. (Wells Fargo) for a three year revolving line of credit and letters of credit collateralized by all the Company’s assets and those of its subsidiaries. Under the facility, the Company could have borrowed up to $17.0 million (subject to a borrowing base which included eligible receivables and eligible inventory less availability reserves set by Wells Fargo). The Wells Fargo credit facility includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid an event of default and penalties and other remedies available to Wells Fargo. The Company has been in continuing default under its Wells Fargo credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. Since July 2009, the Company has entered into four forbearance agreements with Wells Fargo pursuant to which, among other things, Wells Fargo agreed, subject to certain conditions, to refrain from exercising remedies based on the specified past financial covenant defaults until October 23, 2009 with various automatic extensions that defer the maturity to November 30, 2009 provided the Company adheres to certain conditions. See Note 9 for a more full description of the forbearance agreements.

The Company presently has insufficient cash to pay its bank debt in full. The Company has undertaken restructuring activities, as more fully described in Note 3, to raise cash in order to enable it to repay its bank debt. Management is engaged in discussions with several different financing sources to provide the Company with proceeds to repay in full its revolving line of credit debt on or before November 30, 2009. There is no assurance, however, that the Company will be able to obtain such a facility on acceptable terms and covenants or when and if the Company will be able to repay its current facility in full. If the Company is unable to complete a financing transaction prior to November 30, 2009, the Company plans to seek an extension of the forbearance period so that it may complete such a financing. There is no assurance that it will be granted or the terms and conditions thereof. If such a request is not granted, Wells Fargo may accelerate the Company’s indebtedness and/or foreclose on its assets. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co. (H.S. Trask), Belt Company (f/k/a Chambers Belt Company)(Chambers Belt or Chambers), PXG Canada, Inc. and Phoenix Delaware Acquisition Company d/b/a Tommy Bahama Footwear (Tommy Bahama). Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Period

The Company operates on a fiscal year consisting of a 52- or 53-week period ending the Saturday nearest to December 31. The Company refers to the fiscal year ended January 3, 2009 as “fiscal 2008” and to the fiscal year ending January 2, 2010 as “fiscal 2009.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009 includes 52 weeks and fiscal 2008 included 53 weeks. The quarters ended October 3, 2009 and September 27, 2008 each consisted of the 13 weeks.

Reclassifications

Certain reclassifications have been made to the March 29, 2008, June 28, 2008, April 4, 2009 and July 4, 2009 financial statements to conform to the classifications used in the period ended October 3, 2009 financial statements. These classifications have no effect on the reported net loss.

In its Quarterly Reports on Form 10-Q for the periods ended April 3, 2009 and July 4, 2009, the Company correctly reported consolidated net cash provided by (used in) operating activities. The Company incorrectly classified its net cash flows from operating activities between discontinued operations and continuing operations. Below are the amounts as previously reported and as properly classified:

	Previously Reported Three Months Ended		As Properly Classified Three Months Ended
	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008
	(In thousands)
Net cash (used in) provided by operating activities from continuing operations	$(1,532)	$(2,421)	$(1,291)	$(2,620)
Net cash (used in) provided by operating activities from discontinued operations	(320)	653	(561)	852

Net cash (used in) provided by operating activities	$(1,852)	$(1,768)	$(1,852)	$(1,768)

	Previously Reported Six Months Ended		As Properly Classified Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(In thousands)
Net cash (used in) provided by operating activities from continuing operations	$(3,276)	$(1,983)	$(54)	$(2,170)
Net cash (used in) provided by operating activities from discontinued operations	6,327	2,451	3,105	2,638

Net cash (used in) provided by operating activities	$3,051	$468	$3,051	$468

Segment Reporting

The Company determines its operating segments on the same basis that it uses to evaluate performance internally. The operating segments identified by the Company are SoftWalk, Trotters and H.S. Trask. The operating segments have been aggregated and are reported as one reportable financial segment. The Company aggregates its operating segments for financial reporting purposes because they are similar in each of the following areas: economic characteristics; type of customer; nature of products; nature of production processes; and distribution methods.

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

Revenues relating to the Company’s Canadian operations for the three and nine months ended October 3, 2009 were $405,000 and $1.0 million, respectively, and for the three and nine months ended September 27, 2008 were $604,000 and $1.6 million, respectively.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values because of the short maturity of those instruments. The carrying amount of our notes payable outstanding under the revolving credit facility at October 3, 2009 approximates its fair value as the credit facility has been recently amended to which the terms of the debt did not change significantly and has a very short term maturity.

2.	INCOME TAXES

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income and expectations and risks associated with estimates of future taxable income. As a result of this analysis of all available evidence, both positive and negative, management does not believe that it is more likely than not that the net deferred tax assets will be realized. Accordingly, the net deferred tax asset at October 3, 2009 and January 3, 2009 has been fully offset by a valuation allowance.

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

The Company placed into discontinued operations the subsidiary, Phoenix Delaware Acquisition, Inc (the Company’s Tommy Bahama business). The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented. In connection with ceasing the Tommy Bahama business operations, 3 positions were eliminated. In the first quarter of fiscal 2009, the Company incurred $286,000 of severance charges. All but $38,000 of cash expenditures relating to employee severance costs incurred as of October 3, 2009 are expected to be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. In addition, the Company recorded non-cash charges of $363,000 of inventory and other write-offs and $36,000 of fixed assets and intangible impairment charges in the first quarter of fiscal 2009.

On July 9, 2009, Chambers Belt Company (the Company’s former belt and accessories business n/k/a Belt Company) sold to Tandy Brands Accessories, Inc. (Tandy) substantially all of its assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of its private label and Wrangler brand businesses. Chambers conducted the Wrangler brand business under a License Agreement dated January 1, 2007 between Chambers and Wrangler pursuant to which Chambers had the right to sell Wrangler branded products to the mass market (the Mass License) and a License Agreement dated January 1, 2008 between Chambers and Wrangler pursuant to which Chambers had the right to sell to the western store market (the Western License). Also Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid to Chambers, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay Chambers on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales during this period of Chambers’ former products. These generally include private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market. For the entire 12 month period, Tandy is obligated to pay to Chambers minimum earn-out payments that in the aggregate are not less than $2.0 million. As of October 3, 2009, the Company has received $1.1 million in Tandy earn-out payments. Chambers has collected substantially all of its accounts receivable and is in the process of settling its accounts payable.

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

For consolidated financial statement reporting purposes, commencing with the first quarter of the 2009 fiscal year (which ended April 4, 2009), the Company began reporting Chambers as discontinued operations. In connection with this discontinuance, the Company has incurred pre-tax charges of $2.5 million during the second and third quarters of fiscal 2009. Of this amount, during the second and third quarters of fiscal 2009, the Company recorded $822,000 of cash restructuring charges (related to severance payments and other costs associated with exiting the business) to be paid during the third and fourth quarters of fiscal 2009 and $1.7 million of non-cash restructuring charges (including write-offs of fixed assets and inventory). During the third quarter of fiscal 2009, the Company recorded a net gain on sale of $1.5 million, which included income resulting from the asset sale to Tandy of $2.0 million for the minimum earn-out payments, a $79,000 gain on sale of fixed assets, offset by a $228,000 write-off of inventory and fixed assets and $374,000 of other costs associated with exiting the business.

The following table summarizes the results of the Tommy Bahama and Chambers businesses for the three and nine months ended October 3, 2009 and September 27, 2008:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(In thousands)
Net sales	$480	$10,641	$17,951	$34,941
Cost of goods sold and operating expenses	860	11,444	20,022	35,557
Net gain (loss) on sale	1,459	—	(72)	—

Earnings (loss) from discontinued operations	$1,079	$(803)	$(2,143)	$(616)

Assets and liabilities of Tommy Bahama and Chambers businesses included in the Condensed Consolidated Balance Sheets are summarized as follows:

	October 3, 2009	January 3, 2009
	(In thousands)
Assets
Accounts receivable, net	$88	$7,531
Inventories, net	37	8,480
Other current assets	46	604

Total Current Assets	$171	$16,615

Plant and equipment, net	—	799
Intangible assets, net	—	22

Total Long-Term Assets	$—	$821

Liabilities
Accounts payable	1,750	3,544
Accrued liabilities	764	1,641
Other current liabilities	356	1,221

Total Current Liabilities	$2,870	$6,406

Other long-term liabilities	—	149

Total Long-Term Liabilities	$—	$149

Interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three and nine months ended October 3, 2009, interest expense allocated to discontinued operations was $69,000 and $401,000, respectively. During the three and nine months ended September 27, 2008, interest expense allocated to discontinued operations was $136,000 and $557,000, respectively.

4.	INVENTORIES

At October 3, 2009 and January 3, 2009, substantially, all of the inventories of continuing operations consisted of finished goods.

5.	INTANGIBLE ASSETS

The carrying value of amortizable intangible assets as of October 3, 2009 and January 3, 2009 was $0 and $22,000, respectively. The change in the carrying amounts of amortizable intangible assets during the first two quarters of fiscal 2009 was related to the write-off in connection with the exit of the Tommy Bahama business.

Amortizable intangible assets with definite lives were amortized using the straight-line method over periods ranging from 2 to 20 years. During the first three quarters of fiscal 2009 and fiscal 2008, amortization expense was $0 and $8,000, respectively.

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has a 2001 Long-Term Incentive Plan (the 2001 Plan). Under the 2001 Plan, awards in the form of stock options, stock appreciation rights or stock awards may be granted to employees and directors of the Company and persons who provide consulting or other services to the Company deemed by the Board of Directors to be of substantial value to the Company. The 2001 Plan is administered by the compensation committee of the Board of Directors. Total stock-based compensation expense recognized for the three and nine months ended October 3, 2009 and September 27, 2008 was as follows:

The following table summarizes compensation costs related to the Company’s stock option-based compensation plans:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(In thousands)
Selling, general and administrative	$4	$2	$12	$10

Pre-tax stock-based compensation expense	4	2	12	10
Income tax benefit	—	—	—	—

Total stock-based compensation expense	$4	$2	$12	$10

At October 3, 2009, the total compensation cost related to unvested stock-based awards granted to non-employee directors under the Company’s stock award plans, but not yet recognized, excluding performance-based awards, was approximately $12,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 0.8 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. At October 3, 2009, management has assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

At October 3, 2009, outstanding stock-based awards consisted of the following:

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

Options and stock rights to purchase shares of common stock granted under the 2001 Long-Term Incentive Plan (2001 Plan) which totaled 703,360 and 1.2 million as of October 3, 2009 and September 27, 2008, respectively, were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive. In addition to the options and rights outstanding under the 2001 Long-Term Incentive Plan, the Company granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled approximately 298,000 as of October 3, 2009 and 398,000 as of September 27, 2008 and were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive. These options were granted July 17, 1997, September 1, 1999 and on various dates during 2001 and have an exercise price ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In addition to shares outstanding held by the public, the Company’s defined contribution 401(k) savings plan held zero and approximately 121,000 shares as of October 3, 2009 and September 27, 2008, respectively, which were issued during 2001 in connection with the termination of the Company’s defined benefit pension plan. These shares, while eligible to vote, were classified as treasury stock and therefore were not deemed outstanding for the purpose of determining earnings (loss) per share until the time that such shares were allocated to employee accounts. This allocation, which commenced in 2002, occurred over a seven-year period and was completed in February 2008. During 2008, approximately 121,000 shares were allocated to the defined contribution 401(k) savings plan.

In conjunction with the Company’s secondary offering completed July 19, 2004, the Company issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. The warrants expired on July 18, 2009. In addition, these warrants were excluded from the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

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

On February 16, 2009, the Company announced the reduction of the size of its executive team and employee headcount. On February 11, 2009, the Company entered into a Severance and General Release Agreement with Cathy Taylor in connection with her resignation as President and Chief Executive Officer of the Company and member of the Company’s Board of Directors effective February 16, 2009. On February 12, 2009, the Company entered into a Severance and General Release Agreement with P. Douglas Ford in connection with his resignation as Chief Financial Officer and Secretary of the Company, effective February 16, 2009. Ms. Taylor and Mr. Ford are entitled to receive approximately $450,000 and $280,000, respectively, payable in equal monthly installments through November 15, 2009. In connection with the headcount reduction, the Company recorded approximately $1.0 million of restructuring charges for these activities, including the entire severance amounts for Ms. Taylor and Mr. Ford, in the first quarter of fiscal 2009. As of October 3, 2009, the remaining severance obligations related to the restructuring activities were $277,000. The Company expects that all but $39,000 of cash expenditures relating to employee severance costs incurred as of October 3, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010.

Concurrently with the closing of the Chambers asset sale and as more fully described in Note 3, Chambers, Tandy and Wrangler entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers remaining obligations (other than the remaining quarterly royalty obligations due Wrangler which continues to be Chambers’ responsibility) under the Mass License (which was amended to extend through and including June 30, 2010). The terms of the Mass License provides for no limitation to the maximum potential future payments under the agreements. Future minimum royalty commitments under the agreement at October 3, 2009 were $235,000 for fiscal 2009. There are no minimum royalty commitments required for fiscal 2010.

In the normal course of business, the Company is subject to legal proceedings, lawsuits and other claims. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at October 3, 2009 cannot be ascertained. While these matters could affect the Company’s operating results for any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes, with the advice of outside legal counsel, that after final disposition, any monetary liability or financial impact to the Company from these matters would not be material to the Company’s consolidated financial condition, results of operations or cash flows.

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

Debt as of October 3, 2009 and January 3, 2009 was $2.6 million and $11.2 million, respectively, consisting of current debt due Wells Fargo and collateralized by all of the Company’s assets. Interest on the debt is, subject to certain minimums, payable monthly and at October 3, 2009, bore a rate of 5.79%, which is calculated as three month LIBOR plus 5.5%. For the period June 10, 2008 through July 8, 2009, the borrowings under the revolving line of credit bore interest at prime rate minus 0.25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums and adjusted for a 3% default rate as applicable. All payments on accounts receivable go directly to the lender as a reduction of the debt.

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

On July 9, 2009, the Company entered into with Wells Fargo a Forbearance Agreement and First Amendment to Credit and Security Agreement (the Amendment). Under the Amendment, Wells Fargo agreed, among other things, to refrain, subject to certain conditions, from exercising its remedies based on specified past financial covenant violations. In consideration for its agreement to forbear, the Company paid Wells Fargo a $170,000 forbearance fee and agreed to pay another $170,000 on or before the last day of the forbearance period. The Amendment also generally provided for:

•	The maximum availability under the revolving line of credit being reduced to $6.5 million (subject to a borrowing base limit);

•	The borrowing base being revised to reflect the Chambers asset sale and certain other requirements;

•	The interest rate applicable to outstanding advances being changed to a daily three month LIBOR rate plus 5.50%;

•	A new affirmative covenant being added that requires the Company to provide Wells Fargo with certain budgets and projections on a weekly basis and to participate in weekly teleconference calls;

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows;

•	The posting of additional collateral in the form of a mortgage on real property located in Penobscot, Maine; and

•	The payment of a $170,000 forbearance fee if the Revolving Note evidencing the bank debt under the revolving line of credit was not paid off by the end of the forbearance period.

On July 31, 2009, the Company entered into a First Amendment to Forbearance Agreement and Second Amendment to Credit and Security Agreement (the Second Amendment). Under the Second Amendment, Wells Fargo agreed, among other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. In consideration for its agreement to continue forbearing, the Company paid Wells Fargo an additional fee of $15,000. The Second Amendment also generally provided for:

•

The maximum availability under the revolving line of credit being increased to $9.0 million (subject to a borrowing base limit), and, effective September 1, 2009, reduced to $7.0 million (subject to a borrowing base limit);

•

Certain additional changes to the borrowing base limits (including inventory and concentrated receivables sublimits) to reflect the change in the size of the Company’s business as result of the two divestitures during fiscal 2009;

•	An acceleration of the maturity date for the revolving line of credit debt to September 30, 2009; and

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows during the extended forbearance agreement.

On September 29, 2009, the Company entered into a Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement (the Third Amendment). Under the Third Amendment, Wells Fargo agreed, among, other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. In consideration for its agreement to continue forbearing, the Company agreed to pay Wells Fargo an additional deferred accommodation fee of $5,000 unless the indebtedness is repaid in full on or before September 30, 2009. The Third Amendment also generally provided for:

•	The maximum availability under the line of credit being reduced to $5.5 million (subject to a borrowing base limit);

•	The borrowing base being changed by decreasing the inventory sublimit to $2.5 million; and

•	The maturity date for the revolving line of credit and the expiration of the forbearance period being extended to October 16, 2009.

On October 15, 2009, the Company entered into a Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement (the Fourth Amendment). Under the Fourth Amendment, Wells Fargo agreed, among other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. In consideration for its agreement to continue forbearing, the Company agreed to pay Wells Fargo an additional fee of $25,000 unless the indebtedness is repaid in full on or before November 30, 2009. The Fourth Amendment also generally provided for:

•	The borrowing base being changed by decreasing the inventory sublimit to $2.3 million;

•

The percentage of Eligible Inventory included in the borrowing base, which was at 46%, being reduced by one percent (1%) each Business Day beginning on October 26, 2009 through and including the last day of the forbearance period;

•	Upon receipt of the Chambers earn-out payment due in October from Tandy Brands, which was due in connection with Chambers sale, such payment shall be applied in the following order:

•	First, to the outstanding amounts of the $170,000 forbearance fee due under the First Amendment;

•	Second, to the deferred accommodation fee due under the Third Amendment; and

•	Third, to the repayment of the Revolving Note, provided that such repayment shall not result in a permanent reduction of the maximum availability;

•

Subsequent Chambers earn-out payments to be applied to the repayment of the Revolving Note and corresponding permanent reduction of availability under the revolving line of credit and not available for reborrowing unless consented to by Wells Fargo; and

•

The maturity date for the Revolving Note and the expiration of the forbearance period being extended to October 23, 2009 with various automatic extensions that defer the maturity to November 30, 2009 provided the Company adheres to certain conditions.

On November 5, 2009, the Company entered into a Fifth Amendment to the Credit and Security Agreement (the Fifth Amendment). The Fifth Amendment generally provided for:

•	The borrowing base being changed by decreasing the inventory sublimit to $2.1 million; and

•	The percentage of Eligible Inventory included in the borrowing base has been reset to 41% and the one percent (1%) daily reductions included in the Fourth Amendment have been eliminated.

Management is engaged in discussions with several different financing sources to provide the Company with proceeds to repay in full its revolving line of credit debt on or before November 30, 2009. There is no assurance, however, that the Company will be able to obtain such a facility on acceptable terms and covenants or when and if the Company will be able to repay its current facility in full. If the Company is unable to complete a financing transaction prior to November 30, 2009, the Company plans to seek an additional extension of the forbearance period so that it may complete such a financing. There is no assurance that it will be granted or the terms and conditions thereof. If such a request is not granted, Wells Fargo may accelerate the Company’s indebtedness and/or foreclose on its assets.

10.	OTHER (INCOME) EXPENSE, NET

For the three and nine months ended October 3, 2009, other (income) expense, net, totaled $0 and $1.0 million in other expense, respectively, which consisted of severances, adjusted to exclude the severances specifically related to discontinued operations, related to the elimination of 13 managerial and support positions. The Company expects that all but $39,000 of cash expenditures relating to employee severance costs incurred as of October 3, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010.

For the three and nine months ended September 27, 2008 other (income) expense, net, totaled $0 and $1.5 million, respectively, in other income and consisted primarily of fees of $750,000 in each of the first two quarters of fiscal 2008 that the Company received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement for providing ongoing administrative and other services to the new management of Altama subsequent to the sale of the business in fiscal 2007.

11.	RELATED PARTIES

Prior to the sale of the Chambers accessories business, the Company provided raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provided production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers accessories business, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of October 3, 2009 and September 27, 2008, there was $0 and $40,000, respectively, due from Maquiladora Chambers de Mexico, S.A. During the three and nine months ended October 3, 2009, the Company purchased a total of $0 and $995,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A. For the three and nine months ended September 27, 2008, the Company purchased a total of $503,000 and $1.5 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A.

12.	SUBSEQUENT EVENTS

On October 15, 2009, the Company and its subsidiaries together with Wells Fargo entered into a Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement pursuant to which, among other things, extended the forbearance period until October 23, 2009 with various automatic extensions that defer the maturity to November 30, 2009 provided the Company adheres to certain conditions. See Note 9 for a more full description of this subsequent event.

On October 9, 2009, the Company received written notice from the NYSE Amex LLC (the NYSE Amex) indicating that the Company does not meet certain of the continued listing standards of the NYSE Amex. Specifically, the notice stated that the Company is not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. On November 9, 2009, the Company submitted a plan addressing how it intends to regain compliance with the continued listing standard by April 11, 2011. This plan must be approved by the NYSE Amex in order for Phoenix Footwear to maintain its listing.

On November 5, 2009, the Company and its subsidiaries together with Wells Fargo entered into a Fifth Amendment to Credit and Security Agreement pursuant to which, among other things, revised the borrowing base. See Note 9 for a more full description of this subsequent event.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the Act) was enacted. The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to 3, 4, or 5 years from 2 years. The Company will apply for a refund with the Internal Revenue Service for approximately $2.0 million in the fourth quarter of 2009.

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

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 3, 2009 as “fiscal 2008,” the fiscal year ending January 2, 2010 as “fiscal 2009” and the fiscal year ending January 1, 2011 as “fiscal 2010.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009 and fiscal 2010 each include 52 weeks and fiscal 2008 included 53 weeks. The quarters ended October 3, 2009 and September 27, 2008 each consisted of the 13 weeks.

Overview

We design, develop and market men’s and women’s footwear and accessories. Our brands include Trotters®, SoftWalk ®, and H.S. Trask ®, and for certain of the reported periods, our licenses included Tommy Bahama®, Wranglers and Riders.

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. Our footwear segment included our Trotter and SoftWalk brands. Our premium footwear segment consisted of H.S. Trask and Tommy Bahama. In our accessories segment, we sold predominately leather belts and accessories through Chambers Belt, our wholly-owned subsidiary (n/k/a Belt Company). With the discontinuance of the Company’s Tommy Bahama operations in the first quarter of fiscal 2009 and the discontinuance of Chambers operations in the third quarter of fiscal 2009, the Company has only one reportable segment consisting of Trotters, SoftWalk and H.S. Trask.

On November 11, 2008 we announced the formation of a Special Committee of independent directors to explore strategic opportunities. The Committee retained BB&T Capital Markets as its independent financial advisor to assist it in its work. Since its formation, the committee explored ways to increase value for our stockholders including a potential sale of our company as well as our separate operating divisions. After evaluating available opportunities, the Special Committee directed management to focus on ways to return our Company to profitability and reduce our bank debt to an appropriate level. On April 23, 2009, it was determined that the Special Committee had completed its work and was dissolved.

In response to the Special Committee’s directive, during the first three quarters of fiscal 2009, the Company developed and implemented the following key initiatives:

•	We exited the Tommy Bahama business and subsequently liquidated its working capital;

•	We restructured and reduced the size of our business operations; and

•	We exited our Chambers belt and accessories business and subsequently liquidated substantially all of its working capital.

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

In the first three quarters of fiscal 2009, we reported the results of our Tommy Bahama business as discontinued operations. The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented. In connection with ceasing the Tommy Bahama business operations, 3 positions were eliminated. In the first quarter of fiscal 2009, we incurred $286,000 of severance charges. We expect that all but $38,000 of cash expenditures relating to employee severance costs incurred as of October 3, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010. In addition, we recorded non-cash charges of $363,000 of inventory and other write-offs and $36,000 of fixed assets and intangible impairment charges in the first quarter of fiscal 2009.

During the first quarter of fiscal 2009, we took steps to reduce our corporate overhead. In addition to the 3 positions eliminated relating to Tommy Bahama, 13 managerial and support positions were also eliminated. This restructuring is expected to result in an estimated savings of greater than $2.0 million in annual payroll and related expenses. In connection with this action, in the first quarter of fiscal 2009, we recorded a restructuring charge of $1.0 million not including the severances specifically related to discontinued operations. We expect that all but $39,000 of cash expenditures relating to employee severance costs incurred as of October 3, 2009 will be paid by the end of fiscal 2009. The remaining amount is expected to be paid in the first quarter of fiscal 2010.

On July 9, 2009, Chambers sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of its assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of its private label and Wrangler brand businesses. Chambers conducted the Wrangler brand business under a License Agreement dated January 1, 2007 between Chambers and Wrangler pursuant to which Chambers had the right to sell Wrangler branded products to the mass market (the “Mass License”) and a License Agreement dated January 1, 2008 between Chambers and Wrangler pursuant to which Chambers had the right to sell to the western store market (the “Western License”). Also Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid to Chambers, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay Chambers on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales during this period of Chambers former products. These generally include private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market. For the entire 12 month period, Tandy is obligated to pay to Chambers minimum earn-out payments that in the aggregate are not less than $2.0 million. As of October 3, 2009, the Company has received $1.1 million in Tandy earn-out payments. Chambers has collected substantially all of its accounts receivable and is in the process of settling its accounts payable.

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

For consolidated financial statement reporting purposes, commencing with the first quarter of the 2009 fiscal year (which ended April 4, 2009), we began reporting Chambers as discontinued operations. In connection with this discontinuance, we have incurred pre-tax charges of $2.5 million during the second and third quarters of fiscal 2009. Of this amount, during the second and third quarters of fiscal 2009, we recorded $822,000 of cash restructuring charges (related to severance payments and other costs associated with exiting the business) to be paid during the third and fourth quarters of fiscal 2009 and $1.7 million of non-cash restructuring charges (including write-offs of fixed assets and inventory). During the third quarter of fiscal 2009, the Company recorded a net gain on sale of $1.5 million, which included income resulting from the asset sale to Tandy of $2.0 million for the minimum earn-out payments, a $79,000 gain on sale of fixed assets, offset by a $228,000 write-off of inventory and fixed assets and $374,000 of other costs associated with exiting the business.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. Since then, we have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. On July 9, 2009, the Company and its subsidiaries together with Wells Fargo entered into a Forbearance Agreement and First Amendment to Credit and Security Agreement pursuant to which, among other things, Wells Fargo agreed, subject to certain conditions, to refrain from exercising remedies based on the specified past financial covenant defaults until July 31, 2009. On July 31, 2009, the parties entered into a First Amendment to Forbearance and Second Amendment to Credit Agreement, which, among other things and subject to certain conditions, extended the forbearance period until September 30, 2009. On September 29, 2009, the parties entered into a Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement, which, among other things and subject to certain conditions, extended the forbearance period until October 16, 2009. Effective October 15, 2009, the parties entered into a Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement, which, among other things, extended the forbearance period until October 23, 2009 with various automatic extensions that defer the maturity to November 30, 2009 provided the Company adheres to certain conditions. On November 5, 2009, the parties entered into a Fifth Amendment to Credit and Security Agreement pursuant to which, among other things, revised the borrowing base and amended certain provisions from the Third Amendment to the Forbearance Agreement and Fourth Amendment to the Credit and Security Agreement.

Results of Operations

Comparison of the Three Months Ended October 3, 2009 to the Three Months Ended September 27, 2008

The following table sets forth selected consolidated operating results for the three months ended October 3, 2009 and September 27, 2008, presented as a percentage of net sales:

	Three Months Ended
	October 3, 2009		September 27, 2008		Increase (Decrease)
	(In thousands)
Net sales	$5,453	100%	$8,028	100%	$(2,575)	(32)%
Cost of goods sold(1)	3,536	65%	4,567	57%	(1,031)	(23)%

Gross profit	1,917	35%	3,461	43%	(1,544)	(45)%
Operating expenses:
Selling, general and administrative expense	2,621	48%	4,722	59%	(2,101)	(44)%
Other (income) expense, net	—	—%	—	—%	—	—%

Total operating expenses	2,621	48%	4,722	59%	(2,101)	(44)%

Operating loss	(704)	(13)%	(1,261)	(16)%	(557)	(44)%
Interest expense, net	306	6%	47	1%	259	* %

Loss before income taxes and discontinued operations	(1,010)	(19)%	(1,308)	(16)%	(298)	(23)%
Income tax expense (benefit)	9	—%	7	—%	2	29%

Loss before discontinued operations	(1,019)	(19)%	(1,315)	(16)%	(296)	(23)%
Income (loss) from discontinued operations	1,079	20%	(803)	(10)%	1,882	* %

Net Income (loss)	$60	1%	$(2,118)	(26)%	$2,178	* %

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Net Sales from Continuing Operations

Net sales for the third quarter of fiscal 2009 decreased 32% to $5.5 million compared to $8.0 million in net sales from continuing operations for the comparable period of fiscal 2008. The decrease was largely a result of a challenging retail environment and planned reductions in inventories on the part of our retailing partners in the current fiscal quarter.

Gross Profit from Continuing Operations

Gross profit for the third quarter of fiscal 2009 was $1.9 million compared to $3.5 million in gross profit from continuing operations for the comparable period of fiscal 2008. Gross margins were 35% and 43% for the third quarters of fiscal 2009 and fiscal 2008, respectively. The decrease in our gross margin was mostly due to several significant closeout sales during the third quarter of fiscal 2009 as we worked to generate cash flow and reduce our inventories to a level in line with our sales trends. Specifically, closeout sales accounted for $877,000 of the total $5.5 million in net sales during the third quarter of fiscal 2009. These closeout sales resulted in a gross profit of $17,000.

Operating Expenses from Continuing Operations

Selling, general and administrative expenses, or SG&A, were $2.6 million, or 48% of net sales, for the third quarter of fiscal 2009, compared to $4.7 million, or 59% of net sales from continuing operations, for the comparable period of fiscal 2008. The decrease is primarily attributable to a $960,000 decrease in compensation and employee benefits resulting from planned headcount reductions, a $378,000 decrease in professional fees and consulting costs, a $165,000 decrease in bad debt expenses as a result of improved collection efforts and decreased spending on brand expenses, including advertising expenses of $387,000 and travel costs of $127,000.

Interest Expense from Continuing Operations

Interest expense, net for the third quarter of fiscal 2009 was $306,000 compared to $47,000 in interest expense from continuing operations for the comparable period of fiscal 2008. The increase in interest expense is attributable to amortization of debt issuance costs and fees related to the forbearance agreements with Wells Fargo as discussed in Note 9.

Income (loss) from Discontinued Operations

Earnings from discontinued operations, comprised primarily of the Chambers business, for the third quarter of fiscal 2009 was $1.1 million compared to a loss of $803,000 for the comparable period of fiscal 2008. Earnings per share from discontinued operations were $0.13 for the third quarter of fiscal 2009 compared to loss per share of $0.10 for the comparable period of fiscal 2008. The earnings from discontinued operations for the third quarter of fiscal 2009 is primarily due to $2.0 million of minimum earn-out payments resulting from the sale of Chambers, offset by non-cash write-offs of inventory and other assets of $157,000 resulting from the winding down of the Chambers businesses, $510,000 of other costs associated with exiting the Chambers business and $185,000 of royalty expenses accrued on certain Tandy sales.

Comparison of the Nine Months Ended October 3, 2009 to the Nine Months Ended September 27, 2008

The following table sets forth selected consolidated operating results for the nine months ended October 3, 2009 and September 27, 2008, presented as a percentage of net sales:

	Nine Months Ended
	October 3, 2009		September 27, 2008		Increase (Decrease)
	(In thousands)
Net sales	$15,505	100%	$23,650	100%	$(8,145)	(34)%
Cost of goods sold(1)	11,003	71%	13,737	58%	(2,734)	(20)%

Gross profit	4,502	29%	9,913	42%	(5,411)	(54)%
Operating expenses:
Selling, general and administrative expense	8,883	57%	14,460	61%	(5,577)	(39)%
Other (income) expense, net	1,018	7%	(1,500)	(6)%	2,518	* %

Total operating expenses	9,901	64%	12,960	55%	(3,059)	(24)%

Operating loss	(5,399)	(35)%	(3,047)	(13)%	2,352	77%
Interest expense, net	457	3%	849	4%	(392)	(46)%

Loss before income taxes and discontinued operations	(5,856)	(38)%	(3,896)	(16)%	1,960	50%
Income tax expense (benefit)	18	—%	45	—%	(27)	(60)%

Loss before discontinued operations	(5,874)	(38)%	(3,941)	(17)%	1,933	49%
Income (loss) from discontinued operations	(2,143)	(14)%	(616)	(3)%	1,527	* %

Net loss	$(8,017)	(52)%	$(4,557)	(19)%	$3,460	76%

(1)	All costs incurred to bring finished products to our warehouse are included in cost of goods sold. These items include shipping and handling costs, agent and broker fees, letter of credit fees, customs duty, inspection costs, inbound freight and internal transfer costs. Costs associated with our own distribution and warehousing are recorded in selling, general and administrative expenses. Our gross margins may not be comparable to others in the industry as some entities may record and classify these costs differently.

*	Greater than 100%

Net Sales from Continuing Operations

Net sales for the first nine months of fiscal 2009 decreased 34% to $15.5 million compared to $23.7 million in net sales from continuing operations for the comparable period of fiscal 2008. The decrease was largely a result of a challenging retail environment during the current fiscal nine month period.

Gross Profit from Continuing Operations

Gross profit for the first nine months of fiscal 2009 was $4.5 million compared to $9.9 million from continuing operations for the comparable period of fiscal 2009. Gross margins were 29% and 42% for the first nine months of fiscal 2009 and fiscal 2008, respectively. The decrease in our gross margin was mostly due to several significant closeout sales during the fiscal 2009 as we worked to generate cash flow and reduce our inventories to a level in line with our sales trends. Specifically, closeout sales accounted for $3.4 million of the total $15.5 million in net sales. These closeout sales resulted in a negative gross profit of $715,000. In addition, we recognized $300,000 of sales allowances, which reduced net sales in the second quarter of fiscal 2009 for discounts to be taken throughout the second half of fiscal 2009.

Operating Expenses from Continuing Operations

Selling, general and administrative expenses, or SG&A, were $8.9 million, or 57% of net sales, for the first nine months of fiscal 2009, compared to $14.5 million, or 61% of net sales from continuing operations, for the comparable period of fiscal 2008. The decrease is primarily attributable to a $2.2 million decrease in compensation and employee benefits resulting from planned headcount reductions, a $1.5 million decrease in professional fees and consulting costs, a $559,000 decrease in bad debt expenses as a result of improved collection efforts and decreased spending on brand expenses, including advertising expenses of $652,000 and travel costs of $451,000.

“Other expense (income), net” was $1.0 million in net expense for the first nine months of fiscal 2009, which was comprised of the severance charges related to our reorganization in the first quarter of fiscal 2009. These charges do not include the severances specifically related to discontinued operations. “Other (income) expense, net” was $1.5 million in net income for the first nine months of fiscal 2008. This income was received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

Interest Expense from Continuing Operations

Interest expense from continuing operations for the first nine months of fiscal 2009 was $457,000 compared to $849,000 for the comparable prior year period. Debt issuance costs previously capitalized of $124,000 were written off in the second quarter of fiscal 2009 as a result of the modification of the revolving credit facility with Wells Fargo as discussed in Note 9. Also included was $306,000 in the third quarter of fiscal 2009 for amortization of debt issuance costs and fees related to the forbearance agreements with Wells Fargo as discussed in Note 9. Debt issuance costs previously capitalized of $622,000 were written off during the second quarter of fiscal 2008. These capitalized costs were related to our previous credit facility with M&T, which was replaced by Wells Fargo during the second quarter of fiscal 2008. The remaining decrease in interest expense was due to a lower debt balance during the first nine months of fiscal 2009 compared to the comparable period of fiscal 2008.

Income (loss) from Discontinued Operations

Loss from discontinued operations, comprised of the Chambers and Tommy Bahama businesses, for the first nine months of fiscal 2009 was $2.1 million and 616,000 for the comparable period of fiscal 2008. Loss per share from discontinued operations was $0.26 for the first nine months of fiscal 2009 and compared to $0.08 loss per share from discontinued operations for the first nine months of fiscal 2008. The loss from discontinued operations for the first nine months of fiscal 2009 is primarily due to a combined gross profit of $2.0 million from Chambers and Tommy Bahama, the $2.0 million minimum earn-out payments resulting from the sale of Chambers, and the $79,000 gain on sale of Chambers fixed assets, offset by non-cash write-offs of inventory and other assets of $2.1 million and cash expenses of $393,000 resulting from the winding down of the Chambers and Tommy Bahama businesses, $1.9 million of combined other operating costs, $663,000 of royalty expenses accrued on certain Tandy sales, $734,000 in severance costs, and $401,000 of interest expense.

Liquidity and Capital Resources

Our current primary liquidity requirements include debt service, working capital needs and capital expenditures. We have historically met these liquidity needs with cash flows from operations (including revenue and trade credit) and borrowings under our term loans and revolving credit facility.

Since fiscal 2007, we have actively reduced our debt through asset sales and reducing and restructuring of our operations. During fiscal 2009, we have accelerated this process by exiting the Tommy Bahama business (which is closed, including the collection of accounts receivable and remaining product sales to Tommy Bahama Group) and exiting the Chambers accessories business. Following the completion of the Chambers asset sale on July 9, 2009, we have monetized substantially all of the Chambers accounts receivable and accessories assets. Additionally, we will be collecting monthly earn-out payments from Tandy Brands which are to be no less than $2.0 million under the terms of the purchase and sale agreement, which as discussed below, we are required to apply the proceeds from these payments to the reduction in our revolving line of credit debt. For the first three months after closing, we have received $1.1 million in Tandy earn-out payments.

Our working capital varies from time to time as a result of the seasonal requirements of our brands (which have historically been heightened during the first and third quarters), the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders and the timing of accounts receivable collections.

Working capital at the end of the third quarter of fiscal 2009 of $2.8 million reflects current assets of $12.2 million (including current assets of discontinued operations) in excess of current liabilities of $9.4 million (including current liabilities of discontinued operations), compared to approximately $9.7 million of working capital at the end of fiscal 2008. Current assets decreased $18.8 million as a result of the discontinuance of Chambers and Tommy Bahama businesses and seasonal product sales and aggressive inventory management. Our current ratio, the relationship of current assets to current liabilities (including current assets and current liabilities of discontinued operations), was 1.3 at October 3, 2009, compared to 1.5 at January 3, 2009.

Despite our positive working capital position, during fiscal 2009 we have managed our cash accounts on a day-to-day basis and deferred payments on certain trade payables and contractual obligations beyond the otherwise applicable terms, including payables to vendors that supply us with products and services. As a result, certain vendors have placed us on credit hold and required payments of past due amounts as well as advance cash payments before shipping products. During May 2009, we reduced a number of our past due trade payables with liquidity resulting from the collection of proceeds from our Tommy Bahama products sale. During July 2009, we reduced a number of our past due trade payables with liquidity resulting from the collection of proceeds from our Chambers asset sale. We can provide no assurance of whether or not we will need to defer additional payments to vendors and others which could have a material adverse effect on our business, including our operations, revenue and financial condition.

During the first week of May 2009, we used $2.1 million of Tommy Bahama product sales proceeds together with collections of other accounts receivable to pay down our revolving line of credit debt. During May 2009, Wells Fargo reduced the reserves against the borrowing base for our revolving line of credit as a result of credit insurance we purchased and the termination of a letter of credit which we had posted to secure our indemnification obligations arising out of the Altama sale. On July 10, 2009, we applied the approximately $3.5 million of closing purchase price proceeds from the Chambers sale to further pay down our revolving line of credit debt. Since July 9, 2009, we have been collecting the Chambers’ accounts receivable and applying the proceeds to further reduce our revolving line of credit debt and, in turn, reborrowing to reduce Chambers’ payables. As of November 16, 2009, we had $2.0 million outstanding and $273,000 available borrowing capacity under our revolving line of credit.

We are engaged in discussions with several different financing sources that would provide us with proceeds to repay in full our revolving line of credit debt. There is no assurance, however, that we will be able to obtain such a facility on acceptable terms and covenants or when and if we will be able to repay our current facility in full.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to 3, 4, or 5 years from 2 years. We will apply for a refund with the Internal Revenue Service for approximately $2.0 million in the fourth quarter of 2009. These funds will be applied to increase our liquidity and working capital.

Bank Credit Agreement

Our primary source of liquidity and capital resources has historically been from financing activities. In June 2008, we and our subsidiaries entered into a Credit and Security Agreement with Wells Fargo for a three year revolving line of credit and letters of credit collateralized by all of our assets and those of our subsidiaries.

Under the facility we can borrow up to $17.0 million (subject to a borrowing base which includes eligible receivables and eligible inventory less availability reserves set by our bank), which, subject to the satisfaction of certain conditions, may be increased to $20.0 million. The credit facility also includes a $7.5 million letter of credit sub facility. Through July 8, 2009, the borrowings under the revolving line of credit bore interest at prime rate minus 0.25% or the applicable 30, 90, 180-day LIBOR plus 2.4%, subject to certain minimums and adjusted for the 3% default rate as applicable, subject to certain minimums. As of July 8, 2009, the borrowings under the revolving line of credit bore interest at three month LIBOR plus 5.5%, subject to certain minimums. All payments on accounts receivable go directly to Wells Fargo as a reduction of the debt.

On May 19, 2009, we entered into an agreement with Wells Fargo that gives us the right to sell, under certain circumstances, up to $750,000 of accounts receivable to Wells Fargo through September 20, 2009. The agreement enabled us to expand our eligible receivables by as much as $500,000 during the second and third quarters of fiscal 2009.

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

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. As discussed above, on July 9, 2009, we entered into with Wells Fargo a Forbearance Agreement and First Amendment to Credit and Security Agreement (the “Amendment”). Under the Amendment, Wells Fargo agreed, among other things, to refrain, subject to certain conditions, from exercising its remedied based on specified past financial covenant violations. In consideration for its agreement to forbear, we paid Wells Fargo a $170,000 fee and agreed to pay another $170,000 on or before the last day of the forbearance period. The Amendment also generally provided for:

•	The maximum availability under the revolving line of credit being reduced to $6.5 million (subject to a borrowing base limit);

•	The borrowing base being revised to reflect the Chambers asset sale and certain other requirements;

•	The interest rate applicable to outstanding advances being changed to a daily three month LIBOR rate plus 5.50%;

•	A new affirmative covenant being added that requires the Company to provide Wells Fargo with certain budgets and projections on a weekly basis and to participate in weekly teleconference calls;

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows;

•	The posting of additional collateral in the form of a mortgage on real property located in Penobscot, Maine; and

•	The payment of a $170,000 forbearance fee if the Revolving Note evidencing the bank debt under the revolving line of credit was not paid off by the end of the forbearance period.

On July 31, 2009, we entered into a First Amendment to Forbearance Agreement and Second Amendment to Credit and Security Agreement (the “Second Amendment”). Under the Second Amendment, Wells Fargo agreed, among, other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. In consideration for its agreement to continue forbearing, we paid Wells Fargo an additional fee of $15,000. The Second Amendment also generally provided for:

•

The maximum availability under the revolving line of credit being increased to $9.0 million (subject to a borrowing base limit), and, effective September 1, 2009, reduced to $7.0 million (subject to a borrowing base limit);

•

Certain additional changes to the borrowing base limits (including inventory and concentrated receivables sublimits) to reflect the change in the size of the Company’s business as result of the two divestitures during fiscal 2009;

•	An acceleration of the maturity date for the revolving line of credit debt to September 30, 2009; and

•	New financial covenants being added that require the Company achieve weekly minimum net sales and net cash flows during the extended forbearance agreement.

On September 29, 2009, we entered into a Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement (the “Third Amendment”). Under the Third Amendment, Wells Fargo agreed, among other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. In consideration for its agreement to continue forbearing, we agreed to pay Wells Fargo an additional deferred accommodation fee of $5,000 unless the indebtedness is repaid in full on or before September 30, 2009. The Third Amendment also generally provided for:

•	The maximum availability under the line of credit being reduced to $5.5 million (subject to a borrowing base limit);

•	The borrowing base being changed by decreasing the inventory sublimit to $2.5 million; and

•	The maturity date for the revolving line of credit and the expiration of the forbearance period being extended to October 16, 2009.

On October 15, 2009, we entered into a Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement (the “Fourth Amendment”). Under the Fourth Amendment, Wells Fargo agreed, among, other things, to continue, subject to certain conditions, refraining from exercising its remedies based on specified past financial covenant defaults. In consideration for its agreement to continue forbearing, we agreed to pay Wells Fargo an additional fee of $25,000 unless the indebtedness is repaid in full on or before November 30, 2009. The Fourth Amendment also generally provided for:

•	The borrowing base being changed by decreasing the inventory sublimit to $2.3 million;

•

The percentage of Eligible Inventory included in the borrowing base, which was at 46%, being reduced by one percent (1%) each Business Day beginning on October 26, 2009 through and including the last day of the forbearance period;

•	Upon receipt of the Chambers earn-out payment due in October from Tandy Brands, which was due in connection with Chambers sale, such payment shall be applied in the following order:

•	First, to the outstanding amounts of the $170,000 forbearance fee due under the First Amendment;

•	Second, to the deferred accommodation fee due under the Third Amendment; and

•	Third, to the repayment of the Revolving Note, provided that such repayment shall not result in a permanent reduction of the maximum availability;

•

Subsequent Chambers earn-out payments to be applied to the repayment of the Revolving Note and corresponding permanent reduction of availability under the revolving line of credit and not available for reborrowing unless consented to by Wells Fargo; and

•

The maturity date for the Revolving Note and the expiration of the forbearance period being extended to October 23, 2009 with various automatic extensions that defer the maturity to November 30, 2009 provided the Company adheres to certain conditions.

On November 5, 2009, we entered into a Fifth Amendment to Credit and Security Agreement (the “Fifth Amendment”). The Fifth Amendment generally provided for:

•	The borrowing base being changed by decreasing the inventory sublimit to $2.1 million; and

•	The percentage of Eligible Inventory included in the borrowing base has been reset to 41% and the one percent (1%) daily reductions included in the Fourth Amendment have been eliminated.

We are engaged in discussions with several different financing sources that would provide us with proceeds to repay in full our revolving line of credit debt on or before November 30, 2009. There is no assurance, however, that we will be able to obtain such a facility on acceptable terms and covenants or when and if we will be able to repay our current facility in full. If we are unable to complete a financing transaction prior to November 30, 2009, we plan to seek an additional extension of the forbearance period so that we may complete such a financing. Based on the remaining collateral and our restructured operations, we would expect such a request to be granted. However, there is no assurance that it will be granted or the terms and conditions thereof. If such a request is not granted, Wells Fargo may accelerate our indebtedness and/or foreclose on its assets.

The descriptions of the Amendment and the Second Amendment above are qualified in their entirety by reference to the full text of the applicable agreements filed as exhibits with our Current Report on Form 8-K/A filed with the SEC on July 13, 2009 and the Current Report on Form 8-K filed with the SEC on August 6, 2009. The descriptions of the Third Amendment, Fourth Amendment and Fifth Amendment above are qualified in their entirety by reference to the full text of the applicable agreements filed as exhibits with this Quarterly Report on Form 10-Q filed with the SEC.

Going Concern

We have incurred net losses for the last two fiscal years and the first two quarters of fiscal 2009 and have been in continuing default on our existing credit facility since September 29, 2008. As a result, as more fully described in Note 1 of the Notes to Condensed Consolidated Financial Statements, our independent registered public accounting firm included an explanatory paragraph in their report on our fiscal 2008 financial statements related to the uncertainty of our ability to continue as a going concern. Unless Wells Fargo agrees to extend the current forbearance period past November 30, 2009 or we can complete a refinancing prior to that date, as of and after November 30, 2009, Wells Fargo can demand repayment of its debt and foreclose on our assets. This raises substantial doubt about our ability to continue as a going concern.

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

Summary of Cash Flow Data

The following table sets forth our change in cash flow for the nine months ended October 3, 2009 and September 27, 2008, respectively:

	Nine months ended
	October 3, 2009	September 27, 2008
	(In thousands)
Cash provided by (used in) Operating Activities	$7,181	$(2,873)
Cash provided by (used in) Investing Activities	1,650	12,834
Cash provided by (used in) Financing Activities	(9,093)	(11,817)
Effect of exchange rate changes on cash and cash equivalents	13	(27)

Net Increase (Decrease) in Cash	$(249)	$(1,883)

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $7.2 million during the first nine months of fiscal 2009 compared to net cash used in operating activities of $2.9 million during the comparable period of fiscal 2008. The net increase in net cash provided by operating activities of $10.1 million was due to a net decrease of $3.4 million in cash used in continuing operations and a net increase of $6.7 million of cash provided by discontinued operations. The net cash inflow from operating activities of $7.2 million during the first nine months of fiscal 2009 was comprised of $1.7 million of cash used in continuing operations combined with $8.9 million of cash provided by discontinued operations. The $1.7 million of cash used in operating activities of continuing operations is primarily due to a $5.9 million loss from continuing operations offset by a $3.3 million decrease in operating assets, a $456,000 increase in operating liabilities and $435,000 of non-cash adjustments. The $8.9 million of cash provided by operating activities of discontinued operations is comprised of a $2.1 million loss from discontinued operations adjusted for the $2.0 million non-cash income recognized from the Tandy minimum earn-out, offset by a $16.7 million decrease in assets and a $3.7 million decrease in liabilities of discontinued operations as a result of the winding down of the Tommy Bahama and Chambers businesses.

Net cash used in operating activities of $2.9 million during the first nine months of fiscal 2008 was due to a net cash outflow of $5.1 million in operating activities of continued operations offset by a net cash inflow of $2.2 million of operating cash from discontinued operations.

Our accounts receivable of continuing operations at October 3, 2009 decreased $3.7 million, or 44%, from that of September 27, 2008 and our accounts receivable days sales outstanding, or DSO, from continuing operations decreased to 82 days for the first nine months of 2009 from 96 days for the comparable prior year period due to the reduction in past due accounts and increased collections. DSO is calculated by dividing the ending accounts receivable balance by sales in the period multiplied by the number of days in the period. Inventories, net, of continuing operations decreased $4.2 million year-over-year due a companywide initiative to reduce inventory coupled with lower sales.

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

Cash Flows (Used in) Provided by Investing Activities

Cash flow from investing activities during the first nine months of fiscal 2009 of $1.7 million was comprised of $1.1 million of proceeds collected from the Tandy minimum earn-out and $567,000 of proceeds from sale of fixed assets of discontinued operations, offset by $32,000 fixed assets capital expenditures of continued operations. Cash flow from investing activities for the comparable prior year period of $12.8 million was due to the net proceeds of $13.5 million received from the sale of Altama, offset by $392,000 in capital expenditures of continued operations and $274,000 in capital expenditures of discontinued operations, both mostly related to an upgrade to our ERP system.

Cash Flows Used in Financing Activities

For the first nine months of fiscal 2009, our net cash used in financing activities was $9.1 million compared to $11.8 million net cash used in financing activities for the comparable period of fiscal 2008. The net cash used in fiscal 2009 was due to payments, in excess of draws, on our revolving line of credit primarily made with the proceeds received from the sale and winding down of the Chambers and Tommy Bahama businesses. The net cash used in fiscal 2008 was due to payments, in excess of draws, on our revolving line of credit primarily made with the proceeds from the sale of Altama in December 2007, received during fiscal 2008.

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

Critical Accounting Policies

As of October 3, 2009, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Annual Report on Form 10-K for the year ended January 3, 2009.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 3, 2009 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). As of October 3, 2009, our risk factors have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, except as follows:

Defaults under our secured credit arrangement could result in a foreclosure on our assets by our bank which may result in a loss of your investment.

We have been in continuing default under our Wells Fargo Credit facility since September 27, 2008 by failing to meet the financial covenant for income before income taxes. Since then we have been in continuing discussions with Wells Fargo regarding our restructuring activities in an effort to obtain a waiver of the past financial covenant default and amend future financial covenants. Since July 2009 we have entered into three forbearance agreements with Wells Fargo pursuant to which, among other things, Wells Fargo agreed, subject to certain conditions, to refrain from exercising remedies based on the specified past financial covenant defaults until October 23, 2009 with various automatic extensions that defer the maturity to November 30, 2009 provided the Company delivers evidence to Wells Fargo that we are making progress towards securing replacement financing.

We are engaged in discussions with several different financing sources that would provide us with proceeds to repay in full our revolving line of credit debt on or before November 30, 2009. There is no assurance, however, that we will be able to provide satisfactory evidence to Wells Fargo of our progress to obtain such a facility, obtain such a facility on acceptable terms and covenants or when and if we will be able to repay our current facility in full. If we are unable to complete a financing transaction prior to November 30, 2009, we plan to seek an additional extension of the forbearance period so that we may complete such a financing. Based on the remaining collateral and our restructured operations, we would expect such a request to be granted. However, there is no assurance that it will be granted or the terms and conditions thereof. If such a request is not granted, Wells Fargo may accelerate our indebtedness and/or foreclose on its assets, which may result in a loss of your investment.

We may not able to maintain continued listing of our common stock on the NYSE Amex stock market, and accordingly, you may be unable to sell your shares.

On October 9, 2009, we received written notice from the NYSE Amex LLC (“NYSE Amex”) indicating that we do not meet certain of the continued listing standards of the NYSE Amex. Specifically, the notice stated that we are not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years. The notice also stated that we must submit a plan to the NYSE Amex by November 9, 2009 addressing how we intend to regain compliance with those continued listing standards by April 11, 2011, and that this plan must be approved by the NYSE Amex, in order for us to maintain our listing. As required, on November 9, 2009, we submitted our plan for compliance with the applicable NYSE Amex continued listing standards.

If our plan to regain compliance is denied by the NYSE Amex, or if we fail to achieve the results in the plan, the NYSE Amex may delist us. Delisting from the NYSE Amex could also have other negative results, including the potential loss of confidence by business partners and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted, we would intend for our common stock to be eligible for trading on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) an electronic quotation service maintained by the Financial Industry Regulatory Authority. The OTC Bulletin Board is not a national exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange such as the NYSE Amex. The decreased liquidity of securities traded on the OTC Bulletin Board may make it more difficult for you to sell any of the shares of our common stock that you may own.

Item 6.	Exhibits.

10.1	Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement dated September 29, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, National Association

10.2	Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement dated October 15, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, National Association

10.3	Fifth Amendment to Credit and Security Agreement dated November 5, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, National Association

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2009

Phoenix Footwear Group, Inc.

By:	/s/ RUSSELL D. HALL
Russell D. Hall
President and Chief Executive Officer

By:	/s/ DENNIS T. NELSON
Dennis T. Nelson
Chief Financial Officer

EXHIBIT INDEX

10.1	Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement dated September 29, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, National Association

10.2	Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement dated October 15, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, National Association

10.3	Fifth Amendment to Credit and Security Agreement dated November 5, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, National Association

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002