Form 10-K
period 2010-01-02
PHOENIX FOOTWEAR GROUP INC
filed 2010-03-31
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-31309

Phoenix Footwear Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	15-0327010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5840 El Camino Real, Suite 106 Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(760) 602-9688

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,676,675 based on the registrant’s common stock closing price of $0.50 as reported on the NYSE Amex on July 2, 2009.

As of March 19, 2010, the number of shares of the registrant’s common stock outstanding was 8,166,191.

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

DEFINITIONS

Phoenix Footwear Group, Inc. was incorporated in Delaware in 2002. As used in this report, unless the context suggests otherwise, “Phoenix Footwear,” “the Company,” “our,” “us” and “we” means Phoenix Footwear Group, Inc. and consolidated subsidiaries, “H.S. Trask” means H.S. Trask & Co., “Chambers” means Belt Company (f/k/a Chambers Belt Company), “Tommy Bahama” means Phoenix Delaware Acquisition, Inc., “the FASB” means the Financial Accounting Standards Board, “SFAS” means Statement of Financial Accounting Standards, “ASC” means the “FASB Accounting Standards Codification™”, “ASU” means “Accounting Standards Update” and “SEC” means the Securities and Exchange Commission.

Item 1.	Business.

General

Phoenix Footwear Group specializes in quality comfort women’s and men’s footwear. We design, develop, market and sell footwear in a wide range of sizes and widths under the brands Trotters® , SoftWalk®, and H.S. Trask®. We have been engaged in the manufacture or importation and sale of quality footwear since 1882.

Prior to 1999, we manufactured and sold men’s and women’s slippers. From the fall of 1999 through 2005, we grew our Company through a series of acquisitions. Those acquisitions included: Penobscot Shoe Company and its women’s footwear brands Trotters and SoftWalk; and the men’s footwear brand, H.S. Trask & Co. Other acquisitions and subsequent divestitures during this time period included: Royal Robbins, an apparel brand company; Altama Delta Corporation, a military boot manufacturer and wholesaler; Chambers Belt Company, a leather belt and accessories company which held Wrangler licenses; and Paradise Shoe Company, which held the Tommy Bahama® footwear and accessories license.

Key Developments and Business Initiatives

On November 11, 2008, we announced the formation of a Special Committee of independent directors to explore strategic opportunities and increase value for our stockholders. The Committee retained BB&T Capital Markets as its independent financial advisor to assist it in its work and explore a potential sale of our company and or its separate operating divisions. After evaluating available opportunities, the Special Committee directed management to focus on ways to return our Company to profitability and reduce our bank debt to an appropriate level. On April 23, 2009, it was determined that the Special Committee had completed its work and was dissolved.

In response to the Special Committee’s directive, during fiscal 2009, we developed and implemented the following key initiatives:

•	We exited the Tommy Bahama business and subsequently liquidated its working capital;

•	We restructured and reduced the size of our business operations and administration; and

•	We exited our Chambers belt and accessories business and subsequently liquidated its working capital.

Exited the Tommy Bahama Business.    In February 2009, we terminated our Tommy Bahama license agreement. At the same time, we discontinued production and sales of Tommy Bahama branded products, other than pending orders and sales to Tommy Bahama Group to fulfill a products purchase agreement. By shutting down the Tommy Bahama business, we eliminated a division which incurred operating losses of $2.4 million and $3.5 million during fiscal 2008 and fiscal 2007, respectively. In connection with the termination of the license agreements, we sold the majority of our remaining Tommy Bahama-branded goods to Tommy Bahama Group at predetermined unit prices. The total purchase, net of outstanding royalty obligations, was approximately $2.1 million. For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting the Tommy Bahama business as discontinued operations.

Restructured Business Operations.    During the first quarter of fiscal 2009, we took steps to reduce our corporate overhead. In addition to the employee positions eliminated relating to the Tommy Bahama business, 13 managerial and support positions were also eliminated. This restructuring resulted in an estimated savings of greater than $2.0 million in annual payroll and related expenses. In connection with this action, we recorded a restructuring charge of $1.0 million, not including the severances specifically related to discontinued operations.

Exited the Chambers Business.    On July 9, 2009, we sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of the assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of Chambers’ private label and Wrangler brand businesses. Tandy also assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid us, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 calendar months following closing, Tandy is obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market (“earn-out”), less $430,000 of prepaid earn-out received at closing. As of January 2, 2010, we have recorded $2.9 million of earn-out revenue, which includes the first six months of the earn-out period. For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting Chambers as discontinued operations.

In addition to the key initiatives above, the following two significant events took place since the beginning of the fourth quarter of fiscal 2009:

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to 3, 4, or 5 years from 2 years. We applied for a refund with the Internal Revenue Service for approximately $2.0 million on December 3, 2009, which we received in first quarter of 2010.

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial, a division of Pacific Western Bank (“First Community Financial”), for a two year revolving credit facility collateralized by all of our personal property and those of our subsidiaries. Under the facility, we can borrow up to $4.5 million. Concurrently with the execution of the Accounts Receivable and Inventory Security Agreement, we made an initial borrowing thereunder in the amount of $2.0 million, which was used to pay in full the outstanding balance of $1.7 million owed to our then lender, Wells Fargo.

For more details on these transactions, see “Management Discussion & Analysis — Overview.” Although we are encouraged by the progress we have made and expect to benefit from our restructuring initiatives, we cannot provide any assurance that we will realize the net benefits or proceeds we anticipate from these actions, that we will be able to significantly reduce or eliminate our debt or that we will return to profitability. See “Risk Factors — We have in the past and may in the future incur losses despite our efforts to restructure our business in an effort to return it to profitability.”

Business Overview

Trotters and SoftWalk represent our two core brands, which make up our women’s footwear business. These products are designed for fit, quality and value for the consumer. We specialize in comfort footwear and manufacture each style in a large range of sizes and widths to ensure proper fit. We maintain an “open stock” inventory, which provides our customers the ability to replenish their inventory at retail and support special consumer orders.

In addition to these brands, we own H.S. Trask. This men’s brand is positioned to appeal to the “Authentic Western Heritage” consumer. We utilize America’s original leathers, including bison and elk, and emphasize quality and fit. We are in the process of re-establishing this brand and its products through a focused sales distribution into key independent and specialty stores that are able to meet our consumer’s need to connect with his American heritage.

We plan to seek growth for our business by increasing the number of retail outlets carrying our products, improving our product offerings and focusing on what we believe to be our core strengths. These strengths include:

Product Development.    We have a team of talented development specialists who are able to commercialize product designs and procure quality footwear that adheres to our fit, quality and constructions standards. They closely manage the production and quality processes with independent manufacturers in Brazil and China to ensure timely delivery of goods to the marketplace.

Providing Value in the Moderate Priced Footwear Market.    Designed and developed with technical fitting features, our footwear provides value in the moderate priced market and allows our retail customers to generate reasonable gross profit margins. Our footwear brands are sold through department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers.

Customer Relationships.    We support our retail customers by maintaining limited in-stock inventory for selected styles, which minimizes the time necessary to fill “in season” inventory replenishment and customer special orders. In addition, we provide our customers with brand specific sales forces, EDI capability, advertising support and point-of-sale displays. We continually strive to strengthen our customer relationships by interpreting their product requests into our design and product offerings for their specific category needs.

Product Lines

Our products emphasize quality, fit and comfort with classic styling. These products compete predominately in the moderate-priced categories of the market.

Trotters.    Competing primarily in the traditional women’s dress, tailored and casual classifications, Trotters provides retail price points from $69 to $99. The broad selection of sizes and widths for this brand fills an important need for our customers by emphasizing quality and fit with the continuity of style from season to season.

SoftWalk.    SoftWalk competes in the women’s comfort footwear segment at moderate retail price points from $79 to $129. Utilizing its patented foot bed that fundamentally differentiates SoftWalk from its competitors, we believe SoftWalk’s consumer acceptance and popularity is attributable to its unique combination of comfort and contemporary styling. By molding multiple layers of high density materials together, our patented “egg-crate” technology allows for an insole construction that creates raised cushioning elements of a height, size and spacing so as to be self-adjusting to the foot. These elements combine to create a shoe that provide ultimate comfort and supports the foot similar to a mattress. Our patented foot bed technology provides the consumer with exceptional comfort without compromising style and is utilized in all of our SoftWalk products.

H.S. Trask.    H.S. Trask is a men’s product line emphasizing Western American styling and heritage. We utilize high quality materials reminiscent of America’s original leathers such as bison, cowhide and elk. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of this product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. During 2009 we were not able to execute against this plan for growth due to the severe national recession and our working capital constraints. We are resuming our efforts in 2010 to implement the strategies previously developed.

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. Our footwear segment included our Trotter and SoftWalk brands. Our premium footwear segment consisted of H.S. Trask and Tommy Bahama. In our accessories segment, we sold predominately leather belts and accessories through Chambers Belt Company, our wholly-owned subsidiary (n/k/a Belt Company). With the discontinuance of the Company’s Tommy Bahama operations in the first quarter of fiscal 2009 and the discontinuance of Chambers operations in the third quarter of fiscal 2009, the Company now has only one reportable segment consisting of Trotters, SoftWalk and H.S. Trask.

Product Design and Development

Our footwear product lines are developed by a combination of our own designers and third-party designers. Independently, they interpret footwear trends, actively seek out retailer feedback and monitor major American markets in order to research and confirm such trends. The designers present concept styles that maintain each brand’s distinct personality from which samples are refined and produced. After the samples are evaluated, lines are modified further for presentation at each season’s shoe shows. We incurred product design and development costs of approximately $453,000 and $689,000 in fiscal 2009 and fiscal 2008, respectively.

Sourcing

Factories.    Our footwear is produced by independent contract manufacturers located in China and Brazil. Managing production between the two countries allows us to balance the relationship between quality and product cost. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers increases our production flexibility and capacity while substantially reducing capital expenditures and avoiding the costs of managing a large production work force.

In an effort to ensure continuity of product quality and fit, as well as control of production costs, we use manufacturers that we have previous experience with when possible. We attempt to ensure that no one manufacturer is responsible for a disproportionate amount of our merchandise and allocate production between factories to achieve a balance between quality, cost and capability. We do not have any long-term contracts with any of our manufacturers; however, we have long-standing relationships with many of our manufacturers and believe our relationships to be good.

We monitor sales activity after initial introduction of a product to determine whether there is substantial demand for a style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings, while less popular styles can be discontinued after a limited production run. We analyze historical and current sales and market data from our wholesale account base to develop an internal product quantity forecast that allows us to manage our production and inventory levels. For those styles with high sell-through percentages, we maintain an in-stock position to minimize the time necessary to fill customer orders.

Production Oversight.    To maintain product quality and consistency, we oversee the key steps of production from manufacturing of initial prototypes to final manufacturing runs. Monitoring of all production is performed by our in-house production team in the U.S., with closer inspection from our staffs located in both China and Brazil. We believe this local presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, manage quality control and ensure prompt delivery of finished footwear.

Quality Control.    Quality control is an important and effective means of maintaining the high standards and reputation of our products. Our staffs in China and Brazil perform multiple inspection procedures at various stages of the production process. These include examining key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our staffs are often on site at each of our major manufacturers to oversee production.

Sales and Distribution

Trotters and SoftWalk products are sold by our own dedicated employee sales force that covers the U.S. market. We also sell Trotters and SoftWalk products in Canada through our wholly-owned Canadian subsidiary, which utilizes independent sales representatives. We sell H.S. Trask products through a combination of contracted key regional independent representatives and sales representative agencies.

During fiscal 2009, our products were carried by approximately 650 customers in over 900 retail locations throughout the U.S. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers. We also operate our own direct to consumer internet retail business for all three brands. Ten significant customers represented approximately 45% and 42% of net sales from continuing operations in fiscal 2009 and fiscal 2008, respectively, including Zappos.com, which comprised 10.7% of net sales in fiscal 2009.

Consumer Direct

We believe our e-commerce web sites complement our existing wholesale business by increasing consumer awareness of our brands. Sales through our internet web sites represented approximately 5.0% and 6.5% of our net sales for fiscal 2009 and 2008, respectively. The products marketed through our web sites are sold at our suggested retail price, enabling us to maintain the full retail margins on in-line products. Our footwear can be purchased at www.softwalkshoes.com; www.trotters.com; and www.hstrask.com.

Marketing and Advertising

We advertise and promote our products through a variety of methods, including point of purchase displays, product packaging, print advertising and direct to consumer marketing. Additionally, we participate in the major industry tradeshows that are generally well-attended by our retail customers. These shows provide a platform for the unveiling of new products and are an important source of pre-season sales orders. We have not granted restricted or exclusive product sale arrangements.

Seasonality

Our footwear products are sold during two distinct selling seasons, Spring and Fall. We design and develop our new product introductions to coincide with this seasonality trend. Trotters and SoftWalk sales are approximately evenly split between these two seasons, while H.S. Trask is predominantly a fall line.

Backlog

As of March 19, 2010, our backlog was $7.0 million, compared to $5.1 million as of March 18, 2009. We anticipate the majority of our existing backlog orders will be filled during the first three quarters of fiscal 2010. Backlog orders are subject to cancellation by customers and to changes in planned customer demand or at-once orders. The backlog at any one point in time is affected by a number of factors, including seasonality, retail conditions, expected consumer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog at a particular time may not be indicative of future results.

Competition

We face intense competition in the footwear industry from numerous domestic and foreign designers and marketers. Many of our competitors have greater financial, distribution or marketing resources than we do, as well as greater brand recognition. Important elements of competition in the footwear industry include:

•	anticipating and responding to changing consumer demands in a timely manner;

•	maintaining brand reputation and authenticity;

•	developing high quality products that appeal to consumers;

•	appropriately pricing products;

•	providing strong and effective product marketing support;

•	ensuring product availability; and

•	maintaining and effectively accessing our distribution channels.

Trotters primarily competes with the Naturalizer®, EasySpirit®, Munro America® and Ros Hommerson® brands, as well as with retailers’ private label footwear. SoftWalk primarily competes with the Sofft®, Born® and ECCO® brands. H.S. Trask primarily competes with the Cole-Haan®, Johnston Murphy® and Allen Edmonds® brands.

We believe that all of our brands are positioned to compete effectively in the footwear industry. By emphasizing traditional style, quality and fit, we believe these product lines will continue to maintain a loyal consumer following that is less susceptible to fluctuations due to changing fashions and changes in consumer preferences.

Trademarks, Patents and Licenses

We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks which have been registered in the U.S. and a number of foreign countries include Trotters, SoftWalk, and H.S. Trask. Our SoftWalk brand contains a proprietary technology in the foot bed of the shoe, for which we own a patent in the U.S. We vigorously protect our intellectual property against infringement. We cannot be sure, however, that our activities do not, and will not, infringe on the proprietary rights of others. See “Risk Factors — Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights or if we are sued for intellectual property infringement.”

Employees

As of January 2, 2010, we had 52 employees. None of our employees are unionized or covered by a collective bargaining agreement.

Available Information

We maintain a website at www.phoenixfootwear.com. The information on or available through our website is not, and should not be considered, a part of this report.

You may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as other reports relating to us that are filed or furnished to the SEC, may be accessed free of charge on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

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

Our financial statements for our fiscal year ended January 2, 2010 and our independent registered public accountants’ report thereon include an explanatory paragraph with respect to our ability to continue as a going concern.

The severe global recession has been challenging during the past eighteen months and has dramatically affected our business as it is dependent on consumer demand for our products. During fiscal 2009, we faced significant working capital constraints as the result of the decline in our sales, expenditures associated with our restructuring and diminished borrowing capacity. These factors raise substantial doubt about our ability to continue as a going concern. These factors and the presence of the going concern explanatory paragraph has had and may continue to have an adverse impact on our relationship with third parties with whom we do business, including our customers and vendors. Further, the going concern paragraph could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects. Additionally, if we become unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which our assets are carried on our consolidated financial statements which have been prepared on the basis of a going concern. This could have an adverse impact on your investment.

We may not be able to maintain continued listing of our common stock on the NYSE Amex stock market, and accordingly, you may be unable to sell your shares.

On October 9, 2009, we received written notice from the NYSE Amex LLC (the “NYSE Amex”), indicating that we did not meet certain of the continued listing standards of the NYSE Amex. Specifically, the notice stated that we were not in compliance with Section 1003(a)(ii) of the NYSE Amex Company Guide, with stockholders equity of less than $4 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. On November 9, 2009, we submitted a plan to the NYSE Amex addressing how we intend to regain compliance with the continued listing standard by April 11, 2011.

On December 24, 2009, we received written notice from the NYSE Amex indicating it accepted our plan. Specifically, the notice stated the NYSE Amex had granted us an extension until April 11, 2011 to regain compliance with its continued listing standards and we will be subject to periodic review by the NYSE Amex during the extension period. As of January 2, 2010, we reported stockholders’ equity of $4.5 million. There can be no assurance, however, that in the future we will not incur losses that would reduce our stockholders equity below the required $4 million level. Failure to make continued progress consistent with our plan or to regain compliance with the continued listing standards by the end of the extension period could result in us being delisted from the NYSE Amex.

If our common stock is delisted, we would intend for our common stock to be eligible for trading on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), an electronic quotation service maintained by the Financial Industry Regulatory Authority. The OTC Bulletin Board is not a national exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a national exchange such as the NYSE Amex. The decreased liquidity of securities traded on the OTC Bulletin Board may make it more difficult for you to sell any of the shares of our common stock that you may own.

We have in the past and may in the future incur losses and negative cash flow from operations despite our efforts to restructure our business in an effort to return to profitability and achieve positive cash flow from operations.

We have incurred significant net losses and negative cash flow from operations for the last three fiscal years. During fiscal 2009, we have taken actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability and achieve positive cash flow from operations. These included: shutting down the Tommy Bahama footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of the certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial. We cannot assure you that we will achieve our overall goal or that the targeted benefits from our restructuring actions will be adequate in that regard. Accordingly, we may not be able to achieve or sustain profitability or achieve positive cash flow from operations.

The deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have led to reduced consumer demand for our products and negatively affected our operating results. A prolonged period of declines in consumer confidence and spending would have a material adverse effect on us.

The severe global recession has been challenging during the past eighteen months. Declining real estate values, reduced lending by banks, solvency concerns of major financial institutions and increases in unemployment levels have negatively impacted the level of consumer spending for discretionary items. This has dramatically affected our business as it is dependent on consumer demand for our products. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our sales and profitability.

Our revolving credit facility includes various financial and other covenants with which we have to comply. Defaults under our revolving credit facility could result in a foreclosure on our assets by our lender which may result in a loss of your investment.

In December 2009, we secured a revolving credit facility with First Community Financial. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). The Eligible Inventory sublimit included in the borrowing base, originally capped at $1.5 million, shall be reduced by $200,000 per month beginning on January 15, 2010 until such amount is reduced to $300,000. As of March 19, 2010, we had $2.9 million outstanding and $419,000 in available borrowing capacity under the revolving credit facility. Our revolving credit facility, which is collateralized by all of the Company’s personal property, includes various financial and other covenants, including a minimum net worth requirement. As of March 19, 2010, we were not aware of any defaults under our First Community Financial revolving credit facility.

If in the future we default under our revolving credit facility, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance our current revolving credit facility. Additionally, our ability to obtain a waiver, amend the current facility, obtain a replacement facility or access additional capital may be made more difficult due to the current global financial crisis and its effect on the capital markets. If we are unable to pay off the facility, our lender could foreclose on our assets, which may result in a loss of your investment.

The current state of the economy and the tightening of commercial credit markets may impair our ability to obtain capital on favorable terms.

We rely on our revolving credit facility to borrow cash for working capital and general corporate purposes. Our current $4.5 million revolving credit facility matures on December 4, 2011. The loss of the use of this facility or the inability to replace this facility when it expires could materially impair our ability to purchase product from our independent foreign manufacturers. If a replacement credit facility could be obtained, it may have higher interest rates and impose significant additional restrictions and requirements on us.

A large portion of our sales are to a relatively small group of customers with whom we do not have long-term purchase orders, therefore the loss of any one or more of these customers could adversely affect our business.

Ten major customers represented approximately 45% of net sales from continuing operations in fiscal 2009, including Zappos.com, which accounted for 10.7% of net sales for the period. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products, and we cannot be certain that we will be able to retain our existing major customers. The retail industry can be uncertain due to changing customer buying patterns and consumer preferences, and customer financial instability. These factors could cause us to lose one or more of these customers, which could adversely affect our business.

The financial instability of our customers could adversely affect our business and result in reduced sales, profits and cash flows.

We sell much of our footwear to 650 customers across the U.S., comprised of department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers. We extend credit to these customers based on an evaluation of each customer’s financial condition. While customer credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. The financial difficulties of a customer could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders. We may also assume more credit risk relating to that customer’s receivables due us. Four of our customers constituted 39.9% of trade accounts receivable outstanding at January 2, 2010. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operation and financial condition.

We may not be able to respond to changing fashion preferences in a timely manner, which could have a material adverse effect on us.

An important part of our business is the design, development and marketing of our products. Although our focus has been on traditional and sustainable niche brands, the footwear industry is subject to rapidly changing fashion trends and consumer preferences. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Failure to do so could result in reduced sales and profitability and in excess inventories, which would have a material adverse effect on us.

The footwear industry is highly competitive. If we are unable to compete effectively within the footwear industry and with companies that have greater resources than us, our market share may decline and our business and stock price could be harmed.

We face intense competition in the footwear industry from other established companies. Many of our competitors have significantly greater financial, distribution or marketing resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the footwear industry.

We believe that our ability to compete depends on a number of factors, including anticipating and responding to changing consumer preferences in a timely manner, maintaining favorable brand recognition, developing high quality products that appeal to consumers, pricing products appropriately, providing strong and effective marketing support, ensuring product availability, obtaining access to retail outlets and sufficient floor space and effectively maintaining our distribution channels, as well as other factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely affect the trading price of our common stock.

We may not be able to maintain proper inventory levels, which could result in increased costs and reduced sales and adversely affect our business and liquidity.

We have traditionally received a substantial portion of our customer orders prior to placement of our initial manufacturing orders. We also maintain an inventory of selected core products for those products that we anticipate will be in high demand. The ongoing global recession makes it increasingly difficult for us and our customers to accurately forecast product demand. We may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory, which could result in inventory write-downs and we may be forced to liquidate excess inventories at a discount or close-out prices at significant markdowns. Either of which would negatively impact our margins and our operating results. Conversely, inventory shortages could hinder our ability to meet at-once orders and could adversely affect the timing of shipments to customers and diminish brand loyalty.

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.

We currently rely on foreign sourcing of our products. We believe that one of our strengths is our strong relationships with manufacturers capable of meeting our requirements for quality and price in a timely fashion. We obtain our foreign-sourced products primarily from independent contract manufacturers located in China and Brazil. As a result, we are subject to the general risks of doing business outside the U.S., including, without limitation, work stoppages, transportation delays and interruptions, political instability, expropriation, nationalization, foreign currency fluctuation, changing economic conditions, the imposition of tariffs, import and export controls and other non-tariff barriers, and changes in local government administration and governmental policies, and to factors such as the short-term and long-term effects of severe acute respiratory syndrome, or SARS, and the outbreak of avian influenza. Although a diverse domestic and international industry exists for the kinds of merchandise sourced by us, there can be no assurance that these factors will not adversely affect our business, financial condition or results of operations.

We rely on independent contract manufacturers and, as a result, are exposed to potential disruptions in product supply.

Our footwear products are currently manufactured by independent contract manufacturers in China and Brazil. Currently, as of March 19, 2010, active relationships with 6 manufacturers exist. We do not have long-term written agreements with any of our manufacturers, and we compete with other footwear companies for production facilities. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs.

In the past, we have experienced some instability in our manufacturing relationships as we made changes to our sourcing network. If our current manufacturers cease doing business with us, we could experience an interruption in the supply of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as our present relationships. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or longer lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

Fluctuations in the price, availability and quality of raw materials could adversely affect our gross profit.

Fluctuations in the price, availability and quality of raw materials, used to manufacture our products, could adversely affect our cost of goods or our ability to meet our customers’ demands. Although we do not expect our foreign manufacturing partners to have any difficulty in obtaining the raw materials required, certain sources may experience some difficulty in obtaining raw materials. We generally do not enter into long-term purchase commitments. In the event of price increases in these raw materials in the future, we may not be able to pass all or a portion of these higher raw materials prices on to our customers, which would adversely affect our gross profit.

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

The footwear industry generally, and our business specifically, are characterized by seasonality in net sales and results of operations. Our business is seasonal, with the first and third quarters generally having stronger sales and operating results than the other two quarters. These events could cause the price of our common stock to fluctuate.

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

James R. Riedman, our Chairman of the Board, is the largest beneficial owner of our stock. Through his personal holdings and shares over which he is deemed to have beneficial ownership held by Riedman Corporation (of which he is a stockholder and a director), our employee retirement plan, his children, and an affiliated entity, Mr. Riedman beneficially owned approximately 28.9% of our outstanding shares as of January 2, 2010, which includes vested stock options. Through this beneficial ownership, Mr. Riedman can significantly influence the election or removal of our directors and the outcome of all matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws and approval of mergers or sales of substantially all of our assets. The interest of our principal stockholder may conflict with interests of other stockholders. This concentration of ownership may also harm the market price of our common stock by, among other things:

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

The agreements we entered into in connection with our divestitures expose us to potential liabilities for indemnification and other claims for a period of time.

Each of the agreements we entered into in connection with our divestitures contains an indemnity by us in favor of the other party to the agreement relating to the divested business or product line. We have settled several indemnification claims against us by the purchaser of the Altama business. If additional indemnification claims are made against us, we may have to spend time and cost to defend and settle the claim, which may have a material adverse effect on our business, financial condition, results of operations or cash flow.

Our common stock is thinly traded and has been and may continue to be volatile.

We consider our common stock to be thinly traded. Any last reported sales price may not reflect a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares. Further, the trading price of our common stock has been volatile and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors and other general macroeconomic conditions unrelated to our financial performance may also affect our stock price.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The general location, use and approximate size of our principal properties are set forth below:

Facility/Location	Own/Lease	Description	Approximate Square Footage
Carlsbad, California	Lease	Office Space	21,700
Old Town, Maine	Own	Warehouse	75,000
Dongguan, People’s Republic of China	Lease	Office Space	2,000
New York, New York	Lease	Showroom	1,200
Dolgeville, New York	Own	Vacant Land	30 acres

We lease facilities under operating lease agreements expiring through February 2012. Our corporate headquarters is located in Carlsbad, California and consists of approximately 22,000 square feet. The lease expires in August 2011, with an option to extend an additional 5 years. We believe that our current facilities are adequate for our current and foreseeable future requirements.

Item 3.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K we are not a party to any material pending legal proceedings.

Item 4.	[Reserved]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE Amex under the symbol “PXG.” The following table sets forth, for each fiscal periods indicated, the high and low closing sale prices per share of our common stock as reported on the NYSE Amex.

	High	Low
Year Ended January 3, 2009:
First Quarter	$2.28	$1.36
Second Quarter	$1.95	$1.43
Third Quarter	$1.58	$1.00
Fourth Quarter	$0.99	$0.24
Year Ended January 2, 2010:
First Quarter	$0.45	$0.11
Second Quarter	$0.61	$0.15
Third Quarter	$0.63	$0.43
Fourth Quarter	$0.50	$0.26

The last reported sale price per share of our common stock on March 19, 2010 was $0.50, and on that date there were 286 holders of record of our common stock. However, many shares are held in “street name;” therefore, the actual number of shareholders may have been substantially greater.

We do not pay cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings for use in servicing our current debt and funding the expansion of our business and general corporate purposes. In addition, our revolving credit facility restricts our ability to declare or pay dividends without the lender’s consent. Any future determination as to the payment of dividends will be subject to applicable limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

During fiscal 2009, we did not grant any stock awards or modify any outstanding stock awards. Information about our equity compensation plans at January 2, 2010 is as follows:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
	(In thousands, except per share amounts)

Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	295	$6.40
Restricted Stock Rights(2)	75	N/A

	370		1,966
Equity compensation plans not approved by stockholders(3)	298	$1.96	—

Total	668	$4.17	1,966

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No further shares are available for grant under the 1995 Stock Incentive Plan at January 3, 2009. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.

(2)	Includes 50,000 shares of common stock issuable upon the achievement of performance targets and 25,000 shares of common stock issuable upon the achievement of service milestones. The restricted stock rights do not have an exercise price.

(3)	Consists of options to purchase shares of common stock granted to James R. Riedman and Riedman Corporation at a weighted average exercise price of $1.96 per share in connection with financial guaranties and loans granted to us.

We did not make any repurchases of our common stock during fiscal 2009.

Item 6.	Selected Financial Data.

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information and analysis of our results of operations and our liquidity and capital resources, and should be read in conjunction with our Consolidated Financial Statements and the other financial information included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and under other captions contained elsewhere in this annual report on Form 10-K.

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

General

Phoenix Footwear Group specializes in quality comfort women’s and men’s footwear. We design, develop, market and sell footwear in a wide range of sizes and widths under the brands Trotters®, SoftWalk®, and H.S. Trask®. We have been engaged in the manufacture or importation and sale of quality footwear since 1882.

Trotters and SoftWalk products are sold by our own dedicated employee sales force that covers the U.S. market. We also sell Trotters and SoftWalk products in Canada through our wholly-owned Canadian subsidiary, which utilizes independent sales representatives. We sell H.S. Trask products through a combination of contracted key regional independent representatives and sales representative agencies.

During fiscal 2009, our products were carried by approximately 650 customers in over 900 retail locations throughout the U.S. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers. We also operate our own direct to consumer internet retail business for all three brands.

Fiscal 2009 Financial Overview

Continuing Operations.    The negative effects of the severe global recession and challenges related to our restructuring coupled to produce a significant reduction in our sales and a dramatic erosion of our profit margins in fiscal 2009 as compared to fiscal 2008. Our net sales for fiscal 2009 were $19.9 million, a decrease of $9.6 million, or 33%, compared to net sales of $29.6 million in fiscal 2008. Losses from continuing operations were $5.3 million, a decrease of $3.1 million, or 37%, from losses from continuing operations of $8.3 million in fiscal 2008.

Our working capital (excluding discontinued operations) was $5.9 million as of January 2, 2010, an increase of $6.4 million from working capital deficit of $520,000 as of January 3, 2009. Our bank debt decreased in fiscal 2009 by $8.2 million to $3.0 million compared to $11.2 million as of January 3, 2009, due largely to the divestiture and liquidation of the working capital of the two businesses we exited, Tommy Bahama and Chambers. We also paid off our defaulted bank debt and established a new two year revolving line of credit.

Discontinued Operations.    In fiscal 2009, we exited the Chambers and Tommy Bahama businesses and classified both as discontinued operations. Also included in discontinued operations are the Altama and Royal Robins businesses that were sold in 2007 and had financial results in 2008. Net losses from discontinued operations were $1.7 million, a decrease of $9.4 million or 84% from net losses of $11.1 million in fiscal 2008.

Although all operations of the Chambers and Tommy Bahama businesses ceased in fiscal 2009, we are continuing to wind these businesses down. During the first half of fiscal 2010, we will continue to collect the remaining Chambers earn-out payments. Also, as of March 19, 2010, we had approximately $562,000 of payables more than 60 days past due. We have been reducing and plan to continue to reduce these payables in an orderly fashion with proceeds from the Chambers earn-out payments.

Net Loss Per Share.    Net loss per share for fiscal 2009 was $0.86, a 64% decrease from the $2.39 net loss per share reported in the prior year.

Fiscal 2009 Restructuring and Other Significant Events

During fiscal 2009, we focused on stabilizing our core footwear business and its supply chain, reducing and refinancing our debt, improving our working capital position and restructuring the organization to be more efficient and cost effective.

On November 11, 2008, we announced the formation of a Special Committee of independent directors to explore strategic opportunities. The Committee retained BB&T Capital Markets as its independent financial advisor to assist it in its work. Since its formation, the committee explored ways to increase value for our stockholders including a potential sale of our company as well as our separate operating divisions. After evaluating available opportunities, the Special Committee directed management to focus on ways to return our Company to profitability and reduce our bank debt to an appropriate level. On April 23, 2009, it was determined that the Special Committee had completed its work and was dissolved.

In response to the Special Committee’s directive, during fiscal 2009, we developed and implemented the following key initiatives:

•	We exited the Tommy Bahama business and subsequently liquidated its working capital;

•	We restructured and reduced the size of our business operations; and

•	We exited our Chambers belt and accessories business and subsequently liquidated its working capital.

Exited the Tommy Bahama Business.    In February 2009, we terminated our Tommy Bahama license agreement. At the same time, we discontinued production and sales of Tommy Bahama branded products other than pending orders and sales to Tommy Bahama Group to fulfill a products purchase agreement. By shutting down the Tommy Bahama business, we eliminated a division which incurred operating losses of $2.4 million and $3.5 million during fiscal 2008 and fiscal 2007, respectively. In connection with the termination of the license agreements, we sold the majority of our remaining Tommy Bahama-branded goods to Tommy Bahama Group at predetermined unit prices. The total purchase, net of outstanding royalty obligations, was approximately $2.1 million. In connection with ceasing the Tommy Bahama business operations, 3 employee positions were eliminated which we incurred $286,000 of severance charges. For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting the Tommy Bahama business as discontinued operations.

Restructured Business Operations.    During the first quarter of fiscal 2009, we took steps to reduce our corporate overhead. In addition to the 3 employee positions eliminated relating to the Tommy Bahama business, 13 managerial and support positions were also eliminated. This restructuring resulted in an estimated savings of greater than $2.0 million in annual payroll and related expenses. In connection with this action, we recorded a restructuring charge of $1.0 million not including the severances specifically related to discontinued operations.

Exited the Chambers Business.    On July 9, 2009, we sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of the assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of Chambers’ private label and Wrangler brand businesses. Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid us, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market (“earn-out”), less $430,000 of prepaid earn-out received at closing. As of January 2, 2010, we have recorded $2.9 million of earn-out revenue, which includes the first six months of the earn-out period. Chambers has collected all of its accounts receivable and is in the process of settling its accounts payable. For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting Chambers as discontinued operations.

Other Significant Events.    In addition to the key initiatives and actions detailed above, the following two significant events occurred during the fourth quarter of fiscal 2009:

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to 3, 4, or 5 years from 2 years. We applied for a refund with the Internal Revenue Service for approximately $2.0 million on December 3, 2009, which we received in first quarter of 2010.

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial, a division of Pacific Western Bank (“First Community Financial”), for a two year revolving credit facility collateralized by all of our personal property and those of our subsidiaries. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). Concurrently with the execution of the Accounts Receivable and Inventory Security Agreement, we made an initial borrowing thereunder in the amount of $2.0 million, which was used to pay in full the outstanding balance of $1.7 million owed to our then lender, Wells Fargo, and terminated all related financing agreements, instruments and documents. In addition to the repayment of the Wells Fargo credit facility, the proceeds of the First Community Financial credit facility are being used for ongoing working capital needs.

Results of Operations

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. Our footwear segment included our Trotter and SoftWalk brands. Our premium footwear segment included H.S. Trask and Tommy Bahama. In our accessories segment, we sold predominately leather belts and accessories through Chambers. With the discontinuance of Tommy Bahamas’ operations in the first quarter of fiscal 2009 and the discontinuance of Chambers’ operations in the third quarter of fiscal 2009, we have only one reportable segment consisting of the Trotters, SoftWalk and H.S. Trask brands.

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales.

Fiscal 2009 Compared to Fiscal 2008

	Fiscal Year Ended				Increase (Decrease)
	January 2, 2010		January 3, 2009
	(In thousands)
Net sales	$19,939	100%	$29,571	100%	$(9,632)	(33)%
Cost of goods sold	14,079	71%	17,610	60%	(3,531)	(20)%

Gross profit	5,860	29%	11,961	40%	(6,101)	(51)%
Operating expenses:
Selling, general and administrative expense	11,550	58%	18,794	64%	(7,244)	(39)%
Goodwill and intangible impairment charges	—	—	1,999	7%	(1,999)	(100)%
Other expenses (income), net	1,018	5%	(1,500)	(5)%	2,518	*%

Total operating expenses	12,568	63%	19,293	65%	(6,725)	(35)%

Operating loss	(6,708)	(34)%	(7,332)	(25)%	(624)	(9)%
Interest expense	570	3%	862	3%	(292)	(34)%

Loss before income taxes and discontinued operations	(7,278)	(37)%	(8,194)	(28)%	(916)	(11)%
Income tax (benefit) expense	(2,016)	(10)%	149	1%	2,165	*%

Loss from continuing operations	(5,262)	(26)%	(8,343)	(28)%	(3,081)	(37)%
Loss from discontinued operations	(1,729)	(9)%	(11,117)	(38)%	(9,388)	(84)%

Net loss	$(6,991)	(35)%	$(19,460)	(66)%	$(12,469)	(64)%

*	Greater than 100%

Net Sales

Net sales from continuing operations decreased $9.6 million, or 33%, to $19.9 million in fiscal 2009 compared to $29.6 million in fiscal 2008. The decrease was broad-based and across both Trotters and SoftWalk brands due to the weak U.S. economy and retail environment. We experienced a considerable decline in the rate at which retailers replenished their inventories and lost customers across several channels as they either scaled back their business operations or closed their doors. To a lesser extent, sales were also adversely impacted by our working capital constraints during fiscal 2009, which are discussed below under “Liquidity and Capital Resources”.

In addition, sales of H.S. Trask decreased $2.2 million, or 50%, to $2.2 million in fiscal 2009 compared to $4.4 million in fiscal 2008. Sales of H.S. Trask brand made up approximately 11% of our consolidated net sales in fiscal 2009 compared to approximately 15% in fiscal 2008. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of this product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. Sales decreased during fiscal 2009 because we were not able to execute against this plan for growth due to the severe national recession and our working capital constraints. We are resuming our efforts in fiscal 2010 to implement the strategies previously developed in light of improving conditions in the retail environment.

Gross Profit

Gross profit from continuing operations for fiscal 2009 decreased $6.1 million to $5.9 million from $12.0 million in fiscal 2008. Gross profit as a percentage of net sales, or gross margin, decreased to 29% in fiscal 2009 from 40% in fiscal 2008. The decrease in our gross margin was, as discussed below, primarily the result of significant closeout sales, pricing pressures and rising product costs.

In response to a weakening retail environment, we substantially reduced selling prices for non-core and slow-moving inventory throughout the first half of fiscal 2009 in order to generate cash flow and reduce our on-hand inventory to levels consistent with the current sales trends. Specifically, closeout sales accounted for $1.9 million of the total $19.9 million in net sales. These closeout sales resulted in a negative gross profit of $876,000.

The pricing and margin pressure from our retail customers was substantial in 2009 as they struggled to remain open in the poor retail environment. This pressure was compounded by our need to maintain customer relationships which were hurt when our product flow was delayed. In fiscal 2009, we recognized sales discounts and allowances of $861,000, or 4.3% of net sales, compared to $712,000, or 2.4% of net sales, in fiscal 2008.

We experienced rising product costs as we made the transition in our supply chain to several new factories. These rising costs were further strained by the declining value of the U.S. dollar against the Brazilian Real coupled with our working capital constraints. As noted above in Net Sales, the working capital constraints we faced in fiscal 2009 caused significant and extended payables to suppliers which led to higher product costs as our purchasing power was diminished. As a result of the efforts in 2009, we have established relationships with two new manufacturers located in China and one former manufacturer located in Brazil. We seek to negotiate more favorable payment terms and lower product costs as these relationships develop.

Our cost of goods sold includes all direct costs of products (net of purchase discounts and vendor allowances), allocated overhead (primarily sourcing and indirect production costs), inbound freight and merchandise acquisition costs such as import fees, as well as outbound shipping and handling. Our cost of goods sold may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of goods sold while we include these costs in SG&A expenses.

Operating Expenses

Operating expenses from continuing operations decreased $6.7 million, or 35%, to $12.6 million in fiscal 2009 compared to $19.3 million in fiscal 2008.

Selling, general and administrative expenses, or SG&A, decreased $7.2 million, or 39%, to $11.6 million in fiscal 2009 compared to $18.8 million in fiscal 2008. SG&A as a percentage of net sales was 58% for fiscal 2009, compared to 64% for fiscal 2008. The decrease results from a significant restructuring effort aimed at driving efficiency and cost control throughout the organization. These measures were implemented primarily during the first quarter of 2009 in response to the decline in our sales and gross profit and generated a $3.4 million decrease in compensation and employee benefits resulting from planned headcount reductions and a $1.9 million decrease in professional fees and consulting costs as the result of changing professional services providers and reducing the utilization of outside services. In addition, bad debt expense decreased by $780,000 as a result of focused collection efforts and changed credit policies, spending on brand expenses such as advertising decreased $657,000 and travel cost were reduced by $530,000. We continue to review our cost structure to bring our expenses in line with our anticipated sales levels in fiscal 2010.

SG&A consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising, salaries, wages and related taxes, various overhead costs associated with our corporate staff, stock-based compensation, professional fees related to both legal and accounting, insurance, and depreciation and amortization, asset impairment, amongst other expenses. Our distribution network related costs are included in SG&A (except those costs specifically included in Costs of Goods Sold above).

“Other expense (income), net” was a total net expense of $1.0 million in fiscal 2009, which was comprised of the severance charges related to our reorganization in the first quarter of fiscal 2009. These charges did not include the severances specifically related to discontinued operations. “Other (income) expense, net” totaled $1.5 million in net income for fiscal 2008. This income was received from Tactical Holdings, Inc. in accordance with the Transition Services Agreement we entered into, providing ongoing administrative and other services for continuing to support the operations of the Altama business subsequent to our sale of the business in fiscal 2007.

In performing our required annual impairment test of goodwill and intangible assets for fiscal 2008, we determined that the carrying value of goodwill and unamortizable intangible assets-net associated with our footwear businesses exceeded their estimated fair values. Consequently, for fiscal 2008, we recorded $2.0 million of goodwill and intangible impairment charges. For further details see Note 4 — “Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements.

Interest Expense from Continuing Operations

Interest expense from continuing operations for fiscal 2009 was $570,000 compared to $862,000 for fiscal 2008. Amortization expense associated with deferred financing costs is recorded as interest expense and totaled $545,000 and $800,000 in fiscal 2009 and fiscal 2008, respectively. The amortization expense in fiscal 2009 is primarily related to deferred financing costs fully expensed in connection with the payoff of the Wells Fargo revolving credit facility. Included in the amortization expense in fiscal 2008, is $770,000 of deferred financing costs expensed in connection with the payoff of the M&T credit facility.

Income Tax Provision from Continuing Operations

We recorded an income tax benefit from continuing operations of $2.0 million during fiscal 2009. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to 3, 4, or 5 years from 2 years. We applied for a refund with the Internal Revenue Service for approximately $2.0 million on December 3, 2009, which we received in first quarter of 2010. The refund reduced our deferred tax asset and related valuation allowance. Income tax expense from continuing operations in fiscal 2008 was $149,000. Our fiscal 2008 tax rate was impacted by valuation allowances that were recorded against our deferred tax assets. Our effective tax rate during both fiscal 2009 and fiscal 2008 was 0%. We do not expect our fiscal effective tax rate to return to positive levels until our business returns to stabilized profitability. Until then, we will continue to record a full tax valuation allowance.

Income (loss) from Discontinued Operations

Loss from discontinued operations, comprised of the Chambers and Tommy Bahama businesses, for fiscal 2009 was $1.7 million compared to $11.1 million for fiscal 2008. Loss per share from discontinued operations was $0.21 for fiscal 2009 compared to $1.37 for fiscal 2008. The loss from discontinued operations for fiscal 2009 was primarily due to a combined gross profit of $1.7 million from Chambers and Tommy Bahama, $2.9 million in earn-out revenue and $79,000 gain from the sale of certain Chambers fixed assets, offset by non-cash write-offs of inventory and other assets of $2.1 million and cash expenses of $460,000 resulting from the winding down of the Chambers and Tommy Bahama businesses, $2.6 million of combined other operating costs, $734,000 in severance costs, and $434,000 of interest expense.

Liquidity and Capital Resources

Our principal capital uses have been reducing bank debt and working capital needs. Our principal liquidity sources historically have been internally generated funds, trade credit and bank borrowings to finance our operations. In addition, we sold several of our operating divisions which generated significant amounts of additional funds during fiscal 2007, fiscal 2008 and fiscal 2009. These funds were used to reduce our bank debt and satisfy other obligations.

We currently fund our operations with cash generated by operating activities and borrowings from our revolving credit facility with First Community Financial. Cash is used for the purchases of inventory and general corporate purposes as needed. Historically, we have also funded our operations, including product purchases, through vendor provided credit. In some cases, we were required to post letters of credit.

During fiscal 2008 and fiscal 2009, we principally used our cash flow and capital resources to fund operating losses and reduce bank debt. Our principal liquidity sources used to fund operating losses was a reduction of working capital from continuing operations, trade credit through a portion of fiscal 2009 and reborrowings under our revolving line of credit. In addition, we sold several of our operating divisions which generated significant amounts of excess cash that was used to reduce our bank debt and satisfy other obligations during fiscal 2007, fiscal 2008 and fiscal 2009.

We currently fund our operations with cash generated by operating activities and borrowings from our revolving line of credit. We do not currently have credit from our footwear suppliers and therefore, when purchasing inventory we must make cash deposits or provide cash collateralized trade letters of credit. This shift in the timing of cash flow has had a negative impact on our required working capital. Factory prepayments combined with cash collateralized letters of credit totaled $802,000 as of January 2, 2010 compared to $228,000 as of January 3, 2009. We are currently seeking to reestablish vendor credit, however, there can be no assurance that we will be successful in doing so or when we may obtain it.

Our working capital varies from time to time as a result of the seasonal requirements of our brands (which have historically been heightened during the first and third quarters), the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders and the timing of accounts receivable collections.

As of January 2, 2010 and January 3, 2009, working capital consisted of the following:

	January 2, 2010	January 3, 2009	Increase (Decrease)
	(In thousands)
Current assets of continuing operations	$13,620	$14,330	$(710)
Current liabilities of continuing operations	7,749	14,850	(7,101)

Working capital of continuing operations	5,871	(520)	6,391
Working capital of discontinued operations	(2,063)	10,209	(12,272)

Working capital	$3,808	$9,689	$(5,881)

The primary changes in components of working capital were to accounts receivable, inventory, other current assets, income tax receivable, accounts payable and lines of credit, as well as those assets and liabilities of discontinued operations.

Accounts Payable

We faced significant working capital constraints during fiscal 2009 as the result of the decline in our sales, expenditures associated with our restructuring and diminished borrowing capacity under our former Wells Fargo revolving line of credit and the related forbearance agreement. During fiscal 2009, Wells Fargo required us to reduce our debt to them until we refinanced the facility in December 2009. Due to these working capital constraints, we deferred payments on certain obligations beyond the otherwise applicable terms, including payables to our footwear suppliers. As a result, certain vendors placed us on credit hold and required payments of past due amounts as well as advance cash payments before shipping products. This resulted in reducing our purchasing power with our vendors, unfavorable payment terms from our vendors and delayed product shipments which adversely impacted sales.

During fiscal 2009 and early 2010, we reduced a number of our past due trade payables with liquidity resulting from the Tommy Bahama and Chambers asset sales, the availability under our new First Community Financial revolving line of credit and the receipt of the $2.0 million refund from the Internal Revenue Service. As of March 19, 2010, we had $3.2 million of outstanding accounts payable for continuing operations, including approximately $381,000 which was more than 60 days past due. As of March 19, 2010, we had $562,000 of outstanding accounts payable for discontinued operations, all of which was more than 60 days past due. We plan to continue reducing these obligations in an orderly fashion with proceeds from our ongoing operations and the Chambers earn-out proceeds.

Inventory

As of January 2, 2010, net inventory was $6.4 million compared to $9.5 million as of January 3, 2009. In addition to the delayed inventory cycle, and in order to generate cash flow and reduce our on-hand inventory to levels consistent with the current sales trends, we substantially reduced selling prices of non-core and slow-moving inventory throughout the first half of fiscal 2009. Specifically, closeout sales accounted for $2.8 million of the reduction in inventory. We may look to further reduce inventory levels as needed.

Accounts Receivable

As of January 2, 2010, accounts receivable was $3.3 million, a decrease of $1.0 million, or 23%, from the $4.3 million reported as of January 3, 2009. Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing accounts receivable by average daily net sales for the period. Our DSO from continuing operations increased to 61 days as of January 2, 2010 from 54 days as of January 3, 2009. The increase was caused by the sales in the fourth quarter of fiscal 2009 exceeding sales during the same period of the prior year when compared as a percentage of the annual sales. These sales caused our accounts receivable balances, as a percentage of net sales, to be greater than the prior year.

Income Tax Receivable

After the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted in November 2009, we applied for a refund with the Internal Revenue Service for approximately $2.0 million, which accounted for most of the income tax receivable as of January 2, 2010. We received the refund in the first quarter of 2010. These funds were applied to increase our liquidity and working capital.

Earn-out Receivable

Since the Chambers closing, we have been collecting on Tandy’s 12 month post-closing earn-out obligation to us. During fiscal 2009, we have recorded $2.9 million in earn-out revenue, which includes the first six months of the earn-out period. As of January 2, 2010, we have $833,000 recorded in earn-out receivable, which is included in other current assets of continuing operations. As discussed below, all proceeds from these payments are applied directly to our revolving line of credit, which, in turn, has created availability to reduce trade payables.

Discontinued Operations

Since fiscal 2007, we have actively reduced our bank debt through asset sales and by restructuring our operations. During fiscal 2009, we continued this process by exiting the Tommy Bahama business and selling principally all the assets related to the Chambers accessories business. Following the completion of the Chambers asset sale on July 9, 2009, we monetized all of the Chambers accounts receivable.

By shutting down the Tommy Bahama business, we eliminated a division which incurred operating losses of $2.4 million and $3.5 million during fiscal 2008 and fiscal 2007, respectively. In connection with the termination of the license agreements, we sold the majority of our remaining Tommy Bahama-branded goods to Tommy Bahama Group at predetermined unit prices. The total purchase, net of outstanding royalty obligations, was approximately $2.1 million. In connection with ceasing the Tommy Bahama business operations, 3 employee positions were eliminated which we incurred $286,000 of severance charges.

In connection with the sales of certain Chambers assets to Tandy, we have incurred pre-tax charges of $2.5 million during fiscal 2009, including a $832,000 of cash restructuring charges (related to severance payments and other costs associated with exiting the business) and $1.7 million of non-cash restructuring charges (including write-offs of fixed assets and inventory). During fiscal 2009, we recorded a net gain on sale of $824,000, which was comprised of $2.9 million of earn-out revenue and a $79,000 gain on sale of fixed assets, offset by a $1.7 million write-off of inventory and fixed assets and $384,000 of other costs associated with exiting the business.

During Fiscal 2009, working capital of discontinued operations decreased $12.3 million as the result of monetizing $16.6 million of assets offset by a $4.3 million decrease in liabilities of discontinued operations as we winded down the Tommy Bahama and Chambers businesses. As of March 19, 2010, we had $562,000 of outstanding accounts payable for discontinued operations, all of which was past due. We are continuing to reduce the obligations, working capital deficit, in an orderly fashion with liquidity resulting from our ongoing operations and the remaining earn-out revenue.

Bank Credit Agreement

Since fiscal 2007, we have actively reduced our bank debt through asset sales, monetizing working capital of discontinued operations and restructuring continuing operations. Included in our working capital, under total current liabilities of continuing operations, was $3.0 million of outstanding revolving line of credit debt as of January 2, 2010 compared to $11.2 million as of January 3, 2009. As of March 19, 2010, we had $2.9 million outstanding and $419,000 in available borrowing capacity under our revolving credit facility.

In June 2008, we entered into a Credit and Security Agreement with Wells Fargo, which was subsequently terminated in December 2009, for a three year revolving line of credit and letters of credit collateralized by all of our assets. We defaulted under this credit agreement as of September 27, 2008 and operated in default of it until it was paid off in December 2009.

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial which established a two year revolving credit facility collateralized by all of our personal property. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). The $1.5 million cap on the eligible inventory sublimit borrowing base has been reducing at the rate of $200,000 per month since January 15, 2010 and will continue until it reaches $300,000. This was structured to correspond to subsequent collections of the Tandy earn-out.

Concurrently with the execution of the Accounts Receivable and Inventory Security Agreement, we made an initial borrowing thereunder in the amount of $2.0 million, which was used primarily to pay in full the outstanding balances of $1.7 million owed to our then lender, Wells Fargo. We also terminated the underlying credit agreement, forbearance agreement, notes, security agreements and related instruments and documents, but left in force a Continuation of Letter of Credit agreement between us and Wells Fargo. In connection with the pay off of the Wells Fargo facility, we cash collateralized on a dollar-for-dollar basis two letters of credit, previously issued by Wells Fargo, which remained outstanding until they were drawn upon in December 2009. Those letters of credit were in the aggregate face amount of approximately $304,000. In addition to the repayment of Wells Fargo credit facility, the proceeds of the First Community Financial credit facility can be used for ongoing working capital needs. We are, however, required to apply all payments on our accounts receivable and Tandy earn-out receivable to reduce our First Community Financial debt balance which we can then reborrow in the absence of a continuing default, subject to the credit and borrowing base limits.

Borrowings under the First Community Financial revolving line of credit bear interest at a rate equal to the greater of 6.00% per annum or the prime rate plus 2.75%, subject to a minimum annual interest of $120,000 and $60,000 for the first and second year, respectively. A prepayment fee in an amount equal to the remaining minimum amount of interest will be due First Community Financial if we terminate the credit facility prior to the original two year term date. In addition, we are charged a monthly collateral monitoring fee.

The Accounts Receivable and Inventory Security Agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, including a minimum net worth requirement and limitations on our cash collections, accounts receivable turnover and past due payables. Other covenants include, but are not limited to, covenants limiting or restricting our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Accounts Receivable and Inventory Security Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the security interest of First Community Financial, change in control events and material adverse change. The occurrence of an event of default will increase the interest rate by 4.0% over the rate otherwise applicable and could result in the acceleration of all obligations of us to First Community Financial with respect to indebtedness, whether under the Accounts Receivable and Inventory Security Agreement or otherwise. As of March 19, 2010, we were not aware of any occurrence of default.

If the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In the absence of increased sales levels we would need to pursue a variety of alternatives to avoid delayed or missed inventory shipments. These alternatives include seeking the reestablishment of vendor financing and an increase under our revolving line of credit and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). While we have no assurance of the first two alternatives, we believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but with an adverse impact to our financial performance. Based on the foregoing, and so long as there is no default under our revolving credit facility, we believe that we will have sufficient liquidity including funds from operations and the Chambers earn-out, advances under our revolving line of credit and, if necessary, from working capital management to meet our operating, working capital and investment requirements for the next twelve months. See Risk Factors – “Our financial statements for our fiscal year ended January 2, 2010 and our independent registered public accountants’ report thereon include an explanatory paragraph with respect to our ability to continue as a going concern.”

Cash Flows Provided by (Used in) Operations

Continuing Operations

Net cash used in operating activities of continuing operations in fiscal 2009 was $2.9 million compared to $4.1 million in fiscal 2008. These amounts reflect losses from continuing operations adjusted for non-cash items and working capital changes. As discussed above in Liquidity and Capital Resources, the primary contributors to cash flow from operations in fiscal 2009 were a $3.2 million decrease in net inventory as a result of early closeout sales and reduced inventory purchases to keep inventory levels in line with sales, a $1.0 million decrease in accounts receivable due primarily to lower sales volume and improved collection efforts, a $1.2 million increase in accounts payable due to our working capital constraints, offset by a $2.0 million increase in income tax receivable and a $1.2 million increase in other current assets. Included in other current assets at year-end is $833,000 of earn-out receivable related to the sale of certain Chambers assets.

The primary contributors to cash flow from operations during fiscal 2008 were a $2.7 million decrease in accounts receivable due to lower sales compared to fiscal 2007, a $2.3 million decrease in income tax receivable, offset by a $3.0 million decrease in accounts payable and accrued expenses as the amounts of recurring corporate expenses decreased following the two significant divestitures in fiscal 2007. In addition, cash flow from operating activities was adjusted by $2.0 million in fiscal 2008 for non-cash goodwill and impairment charges related to our footwear business.

Discontinued Operations

Net cash provided by operating activities of discontinued operations in fiscal 2009 was $8.6 million compared to $1.1 million in fiscal 2008.These amounts reflect losses from discontinued operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from discontinued operations in fiscal 2009 were the result of the monetization of working capital attributable to the Tommy Bahamas and Chambers businesses, which included an $8.2 million decrease in accounts receivable, an $8.5 million decrease in net inventory and a $589,000 decrease in other current assets, offset by a $3.3 million decrease in accounts payable and accrued expenses. Non-cash adjustments were primarily attributable to the release of the Tommy Bahama purchase holdback liability and the $2.9 million of earn-out revenue offset by the $833,000 earn-out receivable included in continuing operations.

The cash flow from discontinued operations for 2008 of $1.1 million in fiscal 2008 was comprised primarily of an $11.1 million net loss, adjusted for $12.2 million of non-cash items and working capital changes. The non-cash charges included an $8.8 million impairment of goodwill and intangibles, which was due to the decline in fair value of our Tommy Bahama and Chambers businesses, and $815,000 of non-cash depreciation and amortization charges. Changes in working capital were primarily due to lower sales compared to fiscal 2007 and included a $951,000 decrease in accounts receivable and a $1.9 million decrease in net inventory.

Cash Flows Provided by (Used in) Investing Activities

Cash flow from investing activities during fiscal 2009 of $3.0 million was comprised of $2.5 million of proceeds collected from the Tandy minimum earn-out and $572,000 of proceeds from sale of fixed assets of discontinued operations, offset by $60,000 fixed assets capital expenditures of continued operations. Cash flow from investing activities during fiscal 2008 of $12.8 million was due to the net proceeds of $13.5 million received from the sale of Altama, offset by $391,000 in capital expenditures of continued operations and $297,000 in capital expenditures of discontinued operations, both mostly related to an upgrade to our ERP system.

Cash Flows Provided by (Used in) Financing Activities

During fiscal 2009, our net cash used in financing activities was $8.8 million compared to $11.5 million net cash used in financing activities for fiscal 2008. The net cash used in fiscal 2009 was due to payments, in excess of draws, on our revolving line of credit primarily made with the proceeds received from the sale and winding down of the Chambers and Tommy Bahama businesses. The net cash used in fiscal 2008 was due to payments, in excess of draws, on our revolving line of credit primarily made with the proceeds from the sale of Altama in December 2007, received during fiscal 2008.

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements. As disclosed in Note 1, our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Doubtful Accounts

We provide a reserve against our accounts receivable for estimated losses that may result from non-collection due to the financial position of our customers. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 365 days are fully reserved for and amounts greater than 120 days are 75% reserved for. Our levels of reserves fluctuate depending upon all of the factors mentioned above. We also reserve for potential trade discounts and deductions for co-op advertising normally taken by our customers, allowances we provide to our retail customers to effectively flow goods through the retail channels and an allowance for estimated sales returns.

Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

Reserve for Obsolete or Slow Moving Inventory

We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value. Reserves are estimated based upon inventory on hand, historical sales activity and the expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the near future. The net realizable value, or market value, is determined using our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis or, if necessary, through off-price or discount store channels.

Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future. However, the likelihood of any material change is dependent primarily on our expectation of future consumer demand for our footwear. A misinterpretation or misunderstanding of future consumer demand for our footwear or of the economy, or other failure to estimate correctly, could result in inventory valuation changes, either favorably or unfavorably, compared to the requirement determined to be appropriate as of the balance sheet date.

Valuation of Deferred Income Taxes

We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. We consider all evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of January 2, 2010, we had a full valuation allowance on our deferred tax assets. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate.

Recent Accounting Pronouncements

At this time, none of the recent accounting pronouncements are expected to have a material impact on our accounting policies or consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are set forth under “Item 15. Exhibits and Financial Statement Schedules,” and beginning with page F1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this annual report on Form 10-K.

There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within Phoenix Footwear and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of January 2, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2009, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Operations and Comprehensive Earnings (Loss)

4.	Consolidated Statements of Stockholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

(3)	Exhibits

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 (SEC File No. 001-31309))**

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement dated October 2, 2003, by and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the current report Form 8-K dated November 5, 2003 (SEC File No. 001-31309))**

2.4	Stock Purchase Agreement dated June 15, 2004, by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation (incorporated by reference to the current report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.5	Asset Purchase Agreements dated as of April 18, 2005, between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc. (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement dated June 26, 1996, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option dated July 29, 1997, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674))*

10.3	Stock Purchase Option dated September 1, 1999, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.4	Stock Purchase Option dated January 19, 2001, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674))*

10.5	Stock Purchase Option dated April 11, 200, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.6	Stock Purchase Option dated June 1, 2001, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated June 27, 2001 (SEC File No. 005-36674))*

10.7	Assignment for Patent Application (All Rights) dated August 27, 2003, by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.8	Employment Agreement dated January 1, 2004, by and between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.9

Trademark License Agreement dated August 3, 2005, between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))**

10.10	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and Charles Stewart (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and Kelly Green (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and David Matheson (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and Gary Edman (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.15	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.16	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.17

Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))*

10.18	Security Agreement dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.19

Jensen Obligations Assignment and Assumption Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.20

Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.21	Form of Irrevocable Standby Letter of Credit (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.22	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2007 (incorporated by reference to Exhibit 10.36 of the annual report on Form 10-K dated April 14, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)**

10.23	License Agreement dated February 28, 2008, by and between Wrangler Apparel Corp. and Chambers Belt Company (incorporated by reference to Exhibit 10.36 of the annual report on Form 10-K for Phoenix Footwear Group, Inc., dated April 14, 2008 (SEC File No. 001-31309))

10.24

Credit and Security Agreement dated June 10, 2008, by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.25	$20,000,000 Revolving Promissory Note dated June 10, 2008, by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Collateral Pledge Agreement dated June 10, 2008, by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Patent and Trademark Security Agreement dated June 10, 2008, by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Patent and Trademark Security Agreement dated June 10, 2008, by and between Penobscot Shoe Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Patent and Trademark Security Agreement dated June 10, 2008, by and between Chambers Belt Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Patent and Trademark Security Agreement dated June 10, 2008, by and between H.S. Trask & Co. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.7 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Copyright Security Agreement dated June 10, 2008, by and between Chambers Belt Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Standby Letter of Credit Agreement to Wells Fargo Bank, N.A. dated June 10, 2008, executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc. (incorporated by reference to Exhibit 10.9 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Commercial Letter of Credit Agreement to Wells Fargo Bank, N.A., dated June 10, 2008, executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc. (incorporated by reference to Exhibit 10.10 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Employment Agreement dated August 6, 2008, between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.35	Item 5.02 on Form 8-K dated September 24, 2008 (describing the compensation arrangement for P. Douglas Ford, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated September 24, 2008 (SEC File No. 001-31309))*

10.36	Trademark License Agreement dated December 9, 2008 between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K dated September 24, 2008 (SEC File No. 001-31309))**

10.37	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and Cathy B. Taylor (incorporated herein by reference to Exhibit 10.52 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and P. Douglas Ford (incorporated herein by reference to Exhibit 10.53 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.39	Item 5.02 on Form 8-K dated February 17, 2009 (describing the compensation arrangements for Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated February 17, 2009 (SEC File No. 001-31309))*

10.40

Amendment to License Agreement dated February 24, 2009, between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.55 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.41	Asset Purchase Agreement dated April 23, 2009, by and between Chambers Belt Company and Tandy Brands, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on May 19, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.42	Amended and Restated Asset Purchase Agreement dated July 9, 2009, between Chambers Belt Company and Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.43	Guaranty, dated as of July 9, 2009 by Phoenix Footwear Group, Inc. in favor of Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 10.2 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.44	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.3 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.45	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.4 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.46

Amendment and Forbearance Agreement dated July 9, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.47	First Amendment to Forbearance Agreement and Second Amendment to Credit and Security Agreement dated July 31, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 6, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.48

Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement dated September 29, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on

Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.49

Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement dated October 15, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 on

Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.50	Fifth Amendment to Credit and Security Agreement dated November 5, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.51	Fourth Amendment to Forbearance Agreement and Sixth Amendment to Credit and Security Agreement dated November 18, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (filed herewith)

10.52	Accounts Receivable and Inventory Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.53	$4,500,000 Multiple Advance Promissory Note dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.54	Intellectual Property Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.55	Item 5.02 on Form 8-K dated February 11, 2010 (describing the 2010 Cash Bonus Plan for James Riedman, Chairman, Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, filed on February 11, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

By:	/s/ RUSSELL D. HALL
Russell D. Hall
President and Chief Executive Officer

Date: March 30, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RUSSELL D. HALL Russell D. Hall	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2010

/s/ JAMES R. RIEDMAN James R. Riedman	Chairman of the Board	March 30, 2010

/s/ DENNIS T. NELSON Dennis T. Nelson	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 30, 2010

/s/ STEVEN M. DEPERRIOR* Steven M. DePerrior	Director	March 30, 2010

/s/ GREGORY M. HARDEN* Gregory M. Harden	Director	March 30, 2010

/s/ JOHN C. KRATZER* John C. Kratzer	Director	March 30, 2010

/s/ WILHELM PFANDER* Wilhelm Pfander	Director	March 30, 2010

/s/ FREDRICK R. PORT* Fredrick R. Port	Director	March 30, 2010

*By:	/s/ JAMES R. RIEDMAN
(James R. Riedman, Attorney-in-Fact)

PHOENIX FOOTWEAR GROUP, INC.

Index to Consolidated Financial Statements

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Phoenix Footwear Group, Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Footwear Group, Inc. as of January 2, 2010 and January 3, 2009, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from continuing operations. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 30, 2010

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	January 2, 2010	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$356	$456
Accounts receivable (less allowances of $768 and $1,125 in 2009 and 2008, respectively)	2,559	3,153
Inventories (less provision of $350 and $599 in 2009 and 2008, respectively)	6,392	9,503
Other current assets	2,108	916
Income taxes receivable	2,205	302
Current assets of discontinued operations	13	16,615

Total current assets	13,633	30,945
PROPERTY, PLANT AND EQUIPMENT, net	1,021	1,290
OTHER ASSETS:
Other assets	48	93
Long-term assets of discontinued operations	—	821

Total other assets	48	914

TOTAL ASSETS	$14,702	$33,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$2,956	$11,173
Accounts payable	3,124	1,887
Accrued expenses	1,216	1,557
Other current liabilities	453	155
Income taxes payable	—	78
Current liabilities of discontinued operations	2,076	6,406

Total current liabilities	9,825	21,256
OTHER LIABILITIES:
Other long-term liabilities	376	382
Long-term liabilities of discontinued operations	—	149

Total other liabilities	376	531

Total liabilities	10,201	21,787
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000 shares authorized; 8,383 and 8,383 shares issued and outstanding in 2009 and 2008, respectively	84	84
Additional paid-in-capital	46,092	46,078
Accumulated deficit	(38,831)	(31,840)
Accumulated other comprehensive loss	(201)	(317)
Treasury stock at cost, 217 and 217 shares in 2009 and 2008, respectively	(2,643)	(2,643)

Total stockholders’ equity	4,501	11,362

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,702	$33,149

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

YEARS ENDED JANUARY 2, 2010 and JANUARY 3, 2009

(In thousands, except per share data)

	January 2, 2010	January 3, 2009
Net sales	$19,939	$29,571
Cost of goods sold	14,079	17,610

Gross profit	5,860	11,961
Operating expenses:
Selling, general and administrative	11,550	18,794
Goodwill and intangible impairment charges	—	1,999
Other expense (income), net	1,018	(1,500)

Total operating expenses	12,568	19,293

Operating loss	(6,708)	(7,332)
Interest expense, net	570	862

Loss before income taxes and discontinued operations	(7,278)	(8,194)
Income tax (benefit) expense	(2,016)	149

Loss from continuing operations	(5,262)	(8,343)
Loss from discontinued operations, net of tax (including net gain (loss) on sale of $715,000 and $0, respectively)	(1,729)	(11,117)

Net loss	$(6,991)	$(19,460)

Net loss per share, basic and diluted:
Continuing Operations	$(0.65)	$(1.02)
Discontinued Operations	(0.21)	(1.37)

Net loss	$(0.86)	$(2.39)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,166	8,144

Net loss	$(6,991)	$(19,460)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0, respectively	116	(485)

Comprehensive loss	$(6,875)	$(19,945)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE — December 29, 2007	8,383	$84	$46,161	$(12,380)	(338)	$(2,946)	$168	$31,087

Allocation of shares in Company sponsored defined contribution plan, net of tax effect of $88	—	—	(97)	—	121	303	—	206
Stock-based compensation	—	—	14	—	—	—	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	(485)	(485)
Net loss	—	—	—	(19,460)	—	—	—	(19,460)

BALANCE — January 3, 2009	8,383	$84	$46,078	$(31,840)	(217)	$(2,643)	$(317)	$11,362

Stock-based compensation	—	—	14	—	—	—	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	116	116
Net loss	—	—	—	(6,991)	—	—	—	(6,991)

BALANCE — January 2, 2010	8,383	$84	$46,092	$(38,831)	(217)	$(2,643)	$(201)	$4,501

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 2, 2010 and JANUARY 3, 2009

(In thousands)

	January 2, 2010	January 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,991)	$(19,460)
Loss from discontinued operations	(1,729)	(11,117)

Loss from continuing operations	(5,262)	(8,343)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	330	379
Provision for losses on accounts receivable	(357)	267
Deferred Income taxes	—	(21)
Allocation of shares in defined contribution plan	—	128
Loss on disposal of property and equipment	18	5
Non-cash stock-based compensation	14	14
Goodwill and intangible impairment charges	—	1,999
Amortization of deferred debt issuance costs	545	798
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	985	2,734
Inventories, net	3,152	(206)
Other current assets	(1,202)	(281)
Income taxes receivable	(1,903)	2,341
Increase (decrease) in:
Accounts payable	1,238	(1,889)
Accrued expenses	(334)	(1,082)
Other long-term liabilities	(6)	(598)
Income taxes payable	(78)	(366)

Net cash (used in) provided by operating activities of continuing operations	(2,860)	(4,121)
Loss from discontinued operations (including net gain (loss) on sale of $715,000 and $0, respectively)	(1,729)	(11,117)
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by operating activities:	10,325	12,231

Net cash (used in) provided by operating activities of discontinued operations	8,596	1,114

Net cash (used in) provided by operating activities	5,736	(3,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(60)	(391)
Proceeds from sale of discontinued operations	2,458	13,500

Net cash (used in) provided by investing activities from continuing operations	2,398	13,109
Net cash (used in) provided by investing activities from discontinued operations	572	(297)

Net cash (used in) provided by investing activities	2,970	12,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	43,969	58,921
Repayments of notes payable and line of credit	(52,318)	(70,280)
Debt issuance costs	(490)	(186)

Net cash (used in) provided by financing activities	(8,839)	(11,545)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33	(159)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(100)	(1,899)
CASH AND CASH EQUIVALENTS — Beginning of period	456	2,355

CASH AND CASH EQUIVALENTS — End of period	$356	$456

SUPPLEMENTAL CASH FLOW INFORMATION —
Cash paid during the year for:
Interest	$463	$981
Income taxes	$115	$81

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 2, 2010 and JANUARY 3, 2009

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

In these notes, the terms “Phoenix Footwear,” “the Company,” “our,” “us” and “we” mean Phoenix Footwear Group, Inc. and its consolidated subsidiaries.

Phoenix Footwear Group specializes in quality comfort women’s and men’s footwear with a design focus on fitting features. We design, develop, market and sell footwear in a wide range of sizes and widths under the brands Trotters®, SoftWalk®, and H.S. Trask®. We have been engaged in the manufacture or importation and sale of quality footwear since 1882.

During fiscal 2009, our products were carried by approximately 650 customers in over 900 retail locations throughout the U.S. We also sell our footwear in Canada through our wholly-owned Canadian subsidiary. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers. We also operate our own direct to consumer internet retail business for all three brands.

Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Certain amounts in the prior year’s consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications were necessary to properly present discontinued operations and had no effect on previously reported net loss or equity.

Accounting Period

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 3, 2009 as “fiscal 2008,” the fiscal year ending January 2, 2010 as “fiscal 2009” and the fiscal year ending January 1, 2011 as “fiscal 2010.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009 and fiscal 2008 each include 52 weeks and 53 weeks, respectively.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Belt Company (f/k/a Chambers Belt Company), PXG Canada, Inc. and Phoenix Delaware Acquisition Company d/b/a Tommy Bahama Footwear. Intercompany accounts and transactions have been eliminated in consolidation.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales relating to our Canadian operations for fiscal 2009 and fiscal 2008 were $1.2 million and $1.8 million, respectively.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in accumulated other comprehensive earnings (loss) within stockholders’ equity. These adjustments, along with gains and losses on transactions denominated and settled in a foreign currency, are reflected in the consolidated statements of operations and comprehensive earnings (loss).

Segments

We determine operating segments on the same basis that we use to evaluate performance internally. The operating segments have been aggregated and are reported as one reportable financial segment. We aggregate our operating segments for financial reporting purposes because they are similar in each of the following areas: economic characteristics; type of customer; nature of products; nature of production processes; and distribution methods.

During fiscal 2008, our operations were comprised of three reportable segments: footwear, premium footwear, and accessories. The footwear segment included our Trotter and SoftWalk brands. The premium footwear segment included H.S. Trask and Tommy Bahama. In the accessories segment, we sold predominately leather belts and accessories through Chambers. With the discontinuance of the Tommy Bahama business operations in the first quarter of fiscal 2009 and the discontinuance of Chambers’ operations in the third quarter of fiscal 2009, we have only one reportable segment consisting of Trotters, SoftWalk and H.S. Trask.

Business and Credit Concentrations

We maintain cash in U.S. bank accounts which, at times, may exceed federally insured limits. Additionally, we maintain foreign bank accounts with certain international banks; these accounts totaled approximately $73,000 and $380,000 at January 2, 2010 and January 3, 2009, respectively. Both of these potentially subject us to concentration of credit risk. We have not experienced any losses in such accounts, and believe we are not exposed to any significant risk on our cash.

We sell much of our footwear to 650 customers across the U.S., comprised of department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers. A decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Additionally, the financial difficulties of a customer could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders. Ten significant customers represented approximately 45% and 42% of our net sales from continuing operations in fiscal 2009 and fiscal 2008, respectively, including one customer, which comprised 10.7% of net sales in fiscal 2009.

We extend credit to these customers based on an evaluation of each customer’s financial condition. We monitor our exposure for credit losses on all receivables and maintain allowances for anticipated losses. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Four of our customers constituted 39.9% of trade accounts receivable outstanding at January 2, 2010. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operation and financial condition.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We currently buy all our products from six independent contract manufacturers located in China and Brazil. We do not have long-term written agreements with any of our manufacturers. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations. In addition, our operations are subject to the customary risks of doing business abroad, including but not limited to currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses and our revolving credit facility. The carrying amount of cash, accounts and other receivables, accounts payable and accrued liabilities approximates fair value due to the relatively short maturity of such instruments. The carrying amount of our note payable outstanding under the revolving credit facility approximates its fair value based upon current rates and terms available to us for similar debt.

Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide a reserve against our accounts receivable for estimated losses that may result from non-collection due to the financial position of our customers. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed periodically based on external credit reporting services and our experience with the account, and it is adjusted accordingly. When a customer’s account becomes significantly past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. In addition to these individual assessments, in general, outstanding trade accounts receivable amounts that are greater than 365 days are fully reserved for and amounts greater than 120 days are 75% reserved for. Our levels of reserves fluctuate depending upon all of the factors mentioned above. We also reserve for potential trade discounts and deductions for co-op advertising normally taken by our customers, allowances we provide to our retail customers to effectively flow goods through the retail channels and an allowance for estimated sales returns.

Historically, actual results in these areas have not been materially different than our estimates, and we do not anticipate that our estimates and assumptions are likely to materially change in the future. However, if we incorrectly anticipate trends or unexpected events occur, our results of operations could be materially affected.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories and Cost of Goods Sold

Inventories, principally finished goods, are valued at the lower of cost (based on the first-in, first-out method) or market. The cost elements included in inventory consist of all direct costs of products (net of purchase discounts and vendor allowances), allocated overhead (primarily sourcing and indirect production costs), inbound freight and merchandise acquisition costs such as import fees. We reduce the carrying cost of inventories for obsolete or slow moving items as necessary to properly reflect inventory value. Reserves are estimated based upon inventory on hand, historical sales activity and the expected net realizable value. Our analysis includes a review of inventory quantities on hand at period end in relation to year-to-date sales, existing orders from customers and projections for sales in the near future. The net realizable value, or market value, is determined using our estimate of sales prices of such inventory based upon historical sales experience on a style by style basis or, if necessary, through off-price or discount store channels.

Cost of goods sold includes the inventory cost elements listed above as well as outbound shipping and handling. Our cost of goods sold may not be comparable to those of other entities, since some entities include all of the costs associated with their distribution functions in cost of goods sold while we include these costs in SG&A expenses.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt instrument. Amortization expense associated with deferred financing costs is recorded as interest expense and totaled $545,000 and $800,000 in fiscal 2009 and fiscal 2008, respectively. The amortization expense in fiscal 2009 is primarily related to deferred financing costs fully expensed in connection with the payoff of the Wells Fargo revolving credit facility. Also included in fiscal 2009 was $4,000 of amortization expense related to our existing revolving credit facility with First Community Financial. Included in the amortization expense in fiscal 2008, is $770,000 of deferred financing costs expensed in connection with the payoff of the M&T credit facility. As of January 2, 2010, deferred financing costs of $52,000 and $48,000 were included in other current assets and other assets, respectively.

Property, Plant, Equipment, Depreciation and Amortization

Property, plant and equipment are recorded at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements recorded at the inception of a lease are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. For improvements made during the lease term, the amortization period is the shorter of the useful life or the remaining lease term (including any renewal periods that are deemed to be reasonably assured). Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets, whichever is shorter.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our major classes of property, plant and equipment:

	January 2, 2010	January 3, 2009	Useful Lives (Years)
	(In thousands)
Land and buildings	$688	$688	25 years
Machinery, furniture and equipment	1,228	1,206	4 - 10 years
Leasehold improvements	215	205	2 - 10 years
Computer hardware and software	903	1,137	2 - 5 years
Vehicles	47	47	4 - 5 years

	3,081	3,283
Less accumulated depreciation and amortization	(2,060)	(1,993)

Property, plant and equipment, net	$1,021	$1,290

Depreciation expense for fiscal 2009 and fiscal 2008 was $330,000 and $371,000, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Goodwill and indefinite-lived intangible assets (primarily tradenames and trademarks) are measured for impairment at least annually and more often when events indicate that impairment exists. Other intangibles with determinable lives are amortized on a straight-line basis over the estimated useful lives of the assets (generally ranging from 2 to 20 years).

Long-lived Assets Impairments

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Identification of any impairment would include a comparison of estimated future undiscounted operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

Revenue Recognition

We recognize revenue from product sales when persuasive evidence of an arrangement exists, products are shipped and the customer takes title and assumes risk of loss, the sales price charged is fixed or determinable and collectability is reasonably assured. Product sales and shipping revenues, net of sales allowances, discounts and return allowances, are recorded when the products are shipped or, in certain situations, upon acceptance by the customer. Allowances for estimated returns are accounted for as reductions to sales, cost of goods sold, accounts receivable and an increase in inventory to the extent such product is resalable. We base our estimates on historical rates of customer returns and allowances, as well as the specific identification of outstanding returns and allowances, which are known to us but which have not yet been received or paid. Sales taxes collected from e-commerce customers are excluded from reported sales.

Shipping Activities

Amounts billed to customers related to shipping and handling costs incurred in delivering product to the customer are included in net sales. Related costs incurred are included in cost of goods sold. Shipping and handling costs incurred in bringing products to our warehouse are capitalized as part of inventory. Costs associated with our own distribution and warehousing are recognized as expense as incurred and are included in SG&A.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Design and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and included in SG&A. The amounts charged to expense were $453,000 and $689,000 in fiscal 2009 and fiscal 2008, respectively.

Advertising Programs

We capitalize direct-response advertising costs when (1) it can be shown that customers responded to a specific advertisement and (2) there is a probable future economic benefit. Direct-response advertising costs, such as those for our catalogues, are capitalized and amortized over their useful lives (generally two to four months). As of January 2, 2010, we had $0 in capitalized advertising costs. We expense nondirect-response advertising production costs as incurred and record communication costs as an expense when the advertisement first takes place. Catalogue and other advertising costs totaled $476,000 and $603,000 during fiscal 2009 and fiscal 2008, respectively.

We participate in certain cooperative advertising programs to reimburse a portion of advertising and marketing costs that our customers may incur. Such costs include mailing expenses for catalogues and advertisement runs in newspapers, magazines, radio and television. We record cooperative advertising costs as an expense when the advertising first takes place. Total cooperative advertising expense, which was included in SG&A, was $341,000 and $348,000 for fiscal 2009 and fiscal 2008, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes, in accordance with ASC 740-10 (formerly SFAS 109), which requires that we recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

Effective December 31, 2006, we adopted the provisions of ASC 740-10 (formerly FIN 48), which contains a two-step process for recognizing and measuring uncertain tax positions. The first step is to determine whether or not a tax benefit should be recognized. A tax benefit will be recognized if the weight of available evidence indicates that the tax position is more likely than not to be sustained upon examination by the relevant tax authorities. The recognition and measurement of benefits related to our tax positions requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws, and rulings by taxing authorities. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known.

Earnings Per Share

Basic earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of unvested restricted stock not classified as participating securities and common shares issuable upon exercise of stock options or warrants. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and warrants outstanding were exercised and all outstanding restricted shares have vested.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and stock rights outstanding to purchase 664,000 and 1.7 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2009 and fiscal 2008, respectively, because their inclusion would have been anti-dilutive.

Vested warrants outstanding to purchase 50,000 shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2008 because their inclusion would have been anti-dilutive. These warrants expired on July 18, 2009.

Reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for fiscal 2009 and fiscal 2008 is as follows:

	2009	2008
	(In thousands, except per share data)
(Loss) earnings per share from continuing operations, basic and diluted:
(Loss) earnings from continuing operations	$(5,262)	$(8,343)
Weighted average common shares outstanding	8,166	8,144

(Loss) earnings per share from continuing operations, basic and diluted	$(0.65)	$(1.02)

(Loss) earnings per share from discontinued operations, basic and diluted:
(Loss) earnings from discontinued operations	$(1,729)	$(11,117)
Weighted average common shares outstanding	8,166	8,144

(Loss) earnings per share from discontinued, basic and diluted	$(0.21)	$(1.37)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (now ASC Subtopic 105-10, also issued as ASU No. 2009-01). This standard establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have an impact on our results of operations or our financial position.

2.    GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The severe global recession has been challenging during the past eighteen months and has dramatically affected our business as it is dependent on consumer demand for our products. During this time, we have faced significant working capital constraints as the result of the decline in our sales, expenditures and obligations associated with our restructuring and diminished borrowing capacity. These factors together with our net losses and negative cash flows during the past three fiscal years raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2009, we have taken actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability. These included: shutting down the Tommy Bahama

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of the certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial. Based upon anticipated levels of sales, operations and earn-out revenue and provided that there is no default and acceleration of our revolving line of credit, we believe we have sufficient liquidity (including working capital, anticipated funds from operations, availability under our revolving line of credit and the Chambers earn-out) to fund operations and meet our operating, working capital and investment requirements for the next twelve months.

We cannot assure you that we will achieve our overall goal or that the targeted benefits from our restructuring actions will be adequate in that regard. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our sales and profitability. Accordingly, if the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In the absence of increased sales levels we would need to pursue a variety of alternatives to avoid delayed or missed inventory shipments. These alternatives include seeking the reestablishment of vendor financing and an increase under our revolving line of credit and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). While we have no assurance of the first two alternatives, we believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but with an adverse impact to our financial performance. See Risk Factors — “Our financial statements for our fiscal year ended January 2, 2010 and our independent registered public accountants’ report thereon include an explanatory paragraph with respect to our ability to continue as a going concern.”

3.    DISCONTINUED OPERATIONS

Tommy Bahama

On February 24, 2009, we entered into an Amendment to License Agreement (the “Amendment”) with Tommy Bahama Group, Inc. that amended and terminated the 2008 License Agreement and 2005 License Agreement. The 2008 License Agreement was terminated effective January 31, 2009. The 2005 License Agreement was amended and terminated effective February 24, 2009. As of the termination date, we ceased all manufacturing of licensed products other than work in process. The Amendment extended the sell-off period of remaining products through May 1, 2009 with provisions that extended it to June 1, 2009. The termination was not due to breach or default by us or Tommy Bahama Group, Inc. In connection with the termination of the license agreements, we sold the majority of our remaining Tommy Bahama-branded goods to Tommy Bahama Group, Inc. at predetermined unit prices. The total purchase, net of outstanding royalty obligations, was approximately $2.1 million, all of which was received on or before May 7, 2009. We used these proceeds to reduce our bank debt.

In connection with our acquisition of substantially all of the assets of The Paradise Shoe Company, LLC (“Paradise Shoe”), during 2005, a Holdback Agreement was executed pursuant to the Asset Purchase Agreement dated August 3, 2005, between Paradise Shoe, Paradise Shoe’s two members, Sensi USA, Inc. and Tommy Bahama Group, Inc., and us (collectively, “the Parties”) whereby the holdback of $500,000 was to be released after 14 months less any indemnity claims made by us. On October 3, 2006, we notified the sellers we were withholding payment of the $500,000 holdback that we maintained under the terms of the Holdback Agreement because certain acquired assets did not conform to the representations and warranties contained in the Asset Purchase Agreement. On February 24, 2009, the Parties entered into a Settlement Agreement to resolve and mutually settle the holdback dispute. During the first half of fiscal 2009, we paid Sensi USA, Inc. $100,000 in consideration for mutual release of the holdback.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting the Tommy Bahama business as discontinued operations. The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented. In connection with ceasing the Tommy Bahama business operations, 3 positions were eliminated. In the first quarter of fiscal 2009, we incurred $286,000 of severance charges. The unpaid balance related to these charges as of January 2, 2010 was $38,000, which was paid in the first quarter of fiscal 2010. In addition, we recorded in fiscal 2009 non-cash charges of $363,000 of inventory and other write-offs and $36,000 of fixed assets and intangible impairment charges and $55,000 of other write-offs.

Chambers

On July 9, 2009, we sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of Chambers Belt Company’s (our former belt and accessories business n/k/a Belt Company) assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of our private label and Wrangler brand businesses. We conducted the Wrangler brand business under a License Agreement dated January 1, 2007 between Chambers and Wrangler pursuant to which Chambers had the right to sell Wrangler branded products to the mass market (the “Mass License”) and a License Agreement dated January 1, 2008 between Chambers and Wrangler pursuant to which Chambers had the right to sell to the western store market (the “Western License”). Also Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid to us, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory and $567,000 for fixed assets. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales during this period of our former products (“earn-out”). These generally include private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market. As of January 2, 2010, we have recognized $2.9 million in Tandy earn-out payments. As of January 2, 2010, we have $833,000 recorded in earn-out receivable, which is included in other current assets of continuing operations. We have collected substantially all of Chambers’ accounts receivable and are in the process of settling its accounts payable.

Concurrently with the closing of the Chambers asset sale, Chambers, Tandy and Wrangler entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers’ remaining obligations (other than the remaining quarterly royalty obligations due Wrangler which continues to be our responsibility except in the case of a default on the license by Tandy) under the Mass License (which was amended to extend through and including June 30, 2010). The terms of the Mass License provides for no limitation to the maximum potential future payments under the agreements and no minimum royalty commitments required for after fiscal 2009. Also, the same parties entered into an Amendment, Assignment and Assumption of License Agreement pursuant to which Chambers assigned to Tandy all of its rights and Tandy assumed all of Chambers’ remaining obligations under the Western License.

For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting Chambers as discontinued operations. In connection with ceasing the Chambers business, during the second and third quarters of fiscal 2009, we incurred $448,000 of severance charges. The unpaid balance related to these charges as of January 2, 2010 was $25,000, which was paid in the first quarter of fiscal 2010. In addition, we recorded in fiscal 2009 a net gain on sale of $824,000, which included the $2.9 million in Tandy earn-out payments and the $79,000 gain on sale of fixed assets, offset by non-cash charges of $1.7 million for write-off of inventory and fixed assets and $384,000 of other cash charges associated with exiting the business.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presentation of Discontinued Operations

The following table summarizes the results of the Tommy Bahama and Chambers businesses for fiscal 2009 and fiscal 2008:

	2009	2008
	(In thousands)
Net sales	$17,988	$45,499
Cost of goods sold and operating expenses	20,432	56,616
Net gain on sale	715	—

Earnings (loss) from discontinued operations	$(1,729)	$(11,117)

Interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. Interest expense of $434,000 and $751,000 was allocated to discontinued operations in fiscal 2009 and fiscal 2008, respectively.

Assets and liabilities of Tommy Bahama and Chambers businesses included in the Consolidated Balance Sheets are summarized as follows:

	January 2, 2010	January 3, 2009
	(In thousands)
Assets
Accounts receivable, net	$8	$7,531
Inventories, net	—	8,480
Other current assets	5	604

Total Current Assets	$13	$16,615

Plant and equipment, net	—	799
Intangible assets, net	—	22

Total Long-Term Assets	$—	$821

Liabilities
Accounts payable	1,785	3,544
Accrued liabilities	62	1,641
Other current liabilities	229	1,221

Total Current Liabilities	$2,076	$6,406

Other long-term liabilities	—	149

Total Long-Term Liabilities	$—	$149

Cash flows from operating activities of discontinued operations are summarized in the Consolidated Statements of Cash Flows. Included in those amounts are $10.3 million and $12.2 million of adjustments to reconcile loss from discontinued operations to net cash (used in) provided by operating activities for fiscal 2009 and fiscal 2008, respectively.

The adjustment for fiscal 2009 is primarily comprised of a $8.2 million decrease in accounts receivable, a $8.5 million decrease in net inventory as a result of the monetization of the Tommy Bahamas and Chambers

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, offset by a $3.3 million decrease in accounts payable and accrued expenses, $2.0 million of earn-out revenue and non-cash adjustments of $851,000, including the $400,000 release of the holdback liability related to the Tommy Bahama business.

The adjustment for fiscal 2008 is primarily comprised of a $951,000 decrease in accounts receivable, a $1.9 million decrease in net inventory, $8.8 million of non-cash goodwill and intangibles impairment charges (see Note 4) and $815,000 of other non-cash charges related to depreciation and amortization expenses.

4.    GOODWILL AND INTANGIBLE ASSETS

All of our intangible assets, other than certain trademarks and trade names and goodwill, are subject to amortization. The summary of the changes in the carrying amounts of amortizable intangible assets included in continuing operations for fiscal 2009 and fiscal 2008 was as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)
Balance at December 29, 2007	$93	$(85)	$8
Amortization Expense	—	(8)	(8)

Balance at January 3, 2009	$—	$—	$—

Balance at January 2, 2010	$—	$—	$—

Goodwill and unamortizable intangible assets are not amortized but instead are measured for impairment at least annually, or when events indicate that a likely impairment exists. The impairment tests for goodwill and unamortizable intangible assets are assessed for impairment using fair value measurement techniques.

In performing our annual impairment test during fiscal 2008, we determined that the carrying value of certain goodwill, unamortizable intangible and intangible assets associated with certain of our reporting units exceeded their estimated fair values. Goodwill impairment was determined using a two-step process. The first step of the goodwill impairment test was used to identify potential impairment by comparing the fair value of the reporting unit with the net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. The fair value of the reporting units was determined using a combination of the market approach and the income approach. Under the market approach, fair value was estimated based on market multiples of revenue and cash flow for comparable companies and similar transactions. Under the income approach, the fair value of a reporting unit was calculated based on the present value of estimated discounted future cash flows. The present value of estimated discounted future cash flows used our estimates of revenue for the reporting units, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates were consistent with the plans and estimates that we used to manage the underlying businesses. The weighting that we applied to each of the market and income approaches was based on the data available and specific facts and circumstances surrounding each reporting unit at that time.

Because the fiscal 2008 trading value of our common stock indicated a level of equity market capitalization below our book value at the time of the annual impairment test, there was an indication that one or more of the reporting units would fail the first step of the goodwill impairment test. As a result of our 2008 impairment analysis, we recorded goodwill impairment charges of $1.9 million and unamortizable intangible assets charges of $50,000 related to continuing operations.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summary of the changes in the carrying amounts of goodwill and unamortizable intangible assets included in continuing operations for fiscal 2009 and fiscal 2008 was as follows:

	Goodwill	Un-Amortizable Intangibles
	(In thousands)
Balance at December 29, 2007	$1,949	$50

Impairment charge	(1,949)	(50)

Balance at January 3, 2009	$—	$—

Balance at January 2, 2010	$—	$—

Included in discontinued operations was $8.8 million of goodwill and intangibles impairment charges related to our Chambers business in fiscal 2008, which left a carrying amount of $0 at year end. In fiscal 2009, we recorded a $22,000 impairment of intangible assets in connection with the exit of our Tommy Bahama business.

5.    COMMITMENTS AND CONTINGENCIES

We lease facilities under operating lease agreements expiring through February 2012. Our corporate headquarters is located in Carlsbad, California and consists of approximately 22,000 square feet. The lease expires in August 2011, with an option to extend an additional 5 years. We pay taxes, maintenance and insurance in addition to the lease obligation. Minimum lease payments, which take into account escalation clauses, are recognized on a straight-line basis over the minimum lease term. Rent expense included in continuing operations for fiscal 2009 and fiscal 2008 was $507,000 and $475,000 respectively.

We also lease certain equipment under an operating lease agreement expiring in December 2010.

Future minimum commitments under the facilities and equipment lease agreements are as follows:

(In thousands)
Year ending December:
2010	$585
2011	389
2012	10

Total	$984

We occasionally become involved in litigation arising from the normal course of business. The ultimate amount of liability or financial impact with respect to these actions at January 2, 2010 cannot be determined as such matters are subject to many uncertainties and outcomes are not predictable with assurance. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our financial position, results of operations, or cash flows.

6.    DEFINED CONTRIBUTION PLAN

We have a defined contribution 401(k) savings plan (“the Plan”), which covers substantially all employees. The Plan allows employees to elect to contribute a portion of their wages on a tax-deferred basis, and the Company may match, at our discretion, a portion of the employee contribution. There were no employer matching contributions in either fiscal 2009 or fiscal 2008.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the termination of our defined benefit pension plan in 2001, the net cash surplus of $2.0 million that remained was contributed to the Plan. In 2001, the Plan acquired 782,000 shares of our common stock with the net cash surplus at a price per share of $2.575, which was based on an independent appraisal. The unallocated shares in the Plan were classified as treasury stock as part of our stockholders’ equity. The shares were allocated to the participants over the course of a seven-year period between 2002 and 2008. As the shares were allocated to the participants, compensation expense was recognized based on the closing price of our common stock as of the end of each respective fiscal year. Approximately 121,000 shares allocated to participants in fiscal 2008, in which approximately $170,000 of compensation expense was recorded.

7.    DEBT

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial, a division of Pacific Western Bank (“First Community Financial”), for a two year revolving credit facility collateralized by all of our personal property. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). The Eligible Inventory sublimit included in the borrowing base, originally capped at $1.5 million, shall be reduced by $200,000 per month beginning on January 15, 2010 until such amount is reduced to $300,000. All payments on our accounts receivable go directly to the lender as a reduction of the debt.

Concurrently with the execution of the Accounts Receivable and Inventory Security Agreement, we made an initial borrowing thereunder in the amount of $2.0 million, which was used primarily to pay in full the outstanding balance of $1.7 million owed to our then lender, Wells Fargo. We also terminated the underlying credit agreement, forbearance agreement, notes, security agreements and related instruments and documents, but left in force a Continuation of Letter of Credit agreement between us and Wells Fargo. In connection with the pay off of the Wells Fargo facility, we cash collateralized on a dollar-for-dollar basis two letters of credit, previously issued by Wells Fargo, which remained outstanding until they were drawn upon in December 2009. Those letters of credit were in the aggregate face amount of approximately $304,000. In addition to the repayment of the Wells Fargo credit facility, the proceeds of the First Community Financial credit facility can be used for ongoing working capital needs.

The borrowings under the revolving line of credit bear interest at a rate equal to the greater of 6.00% per annum or the prime rate plus 2.75%, subject to a minimum annual interest of $120,000 and $60,000 for the first and second year, respectively. A prepayment fee in an amount equal to the remaining minimum amount of interest will be due First Community Financial if we terminate the credit facility prior to the original two year term date. In addition, we will be charged a monthly collateral monitoring fee.

In connection with the First Community Financial credit facility, we capitalized debt issuance costs of $105,000, which includes the commitment and funding fee of $68,000 we paid First Community Financial at the time of closing. The deferred financing costs will be amortized into interest expense over the term of the credit facility.

The Accounts Receivable and Inventory Security Agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, including a minimum net worth requirement and limitations on our cash collections, accounts receivable turnover and past due payables. Other covenants include, but are not limited to, covenants limiting or restricting our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Accounts Receivable and Inventory Security Agreement also contains customary events of default including, but not limited to, payment

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in First Community Financial’s security interest, change in control events and material adverse change. The occurrence of an event of default will increase the interest rate by 4.0% over the rate otherwise applicable and could result in the acceleration of all obligations of us to First Community Financial with respect to indebtedness, whether under the Accounts Receivable and Inventory Security Agreement or otherwise. As of January 2, 2010, we were not aware of any occurrence of default.

As of January 2, 2010 and January 3, 2009, debt consisted of the following:

	January 2, 2010	January 3, 2009
	(In thousands)
Revolving line of credit with First Community Financial; secured by all of the Company’s personal property; interest payable monthly and bears a rate at the greater of 6.00% per annum or the prime rate plus 2.75% (stated rate of 6.0% at January 2, 2010)	$2,956	$—
Credit and Security Agreement with Wells Fargo; collateralized by all of the Company’s assets; interest paid monthly and bore a rate of Prime minus .25% (stated rate of 3.0% plus the default rate of 3.0% at January 3, 2009)	—	11,173

	$2,956	$11,173

As of January 2, 2010, we had $143,000 in available borrowing capacity under revolving credit facility.

8.    INCOME TAXES

The following summarizes the income tax expense (benefit) for fiscal 2009 and fiscal 2008:

	2009	2008
	(In thousands)
Current:
Federal	$(2,032)	$70
State	8	63
Foreign	8	37

	(2,016)	170
Deferred:
Federal	0	(17)
State	0	(4)

	0	(21)

Income tax expense (benefit)	$(2,016)	$149

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense (benefit) on our adjusted historical earnings differs from the amounts computed by applying the applicable federal statutory rates due to the following:

	2009	2008
	(In thousands)
Benefit for federal income taxes at the statutory rate	$(2,475)	$(2,786)
State and other taxes, net of federal benefit	(137)	(378)
Items not deductible	20	51
Effect of change to apportioned state rates	277	28
Foreign taxes	27	79
Valuation allowances	479	1,595
Write-off of foreign tax credit deferred tax asset	0	352
Adjustment to capital loss carryforward	0	508
Other, net	(207)	700

Income tax expense (benefit)	$(2,016)	$149

Components of our deferred tax assets (liabilities) as of January 2, 2010 and January 3, 2009 are as follows:

	2009		2008
	Current	Non-current	Current	Non-current
	(In thousands)		(In thousands)
ASSETS
Non-deductible allowances for doubtful accounts	$297	$—	$172	$—
UNICAP	90	—	404	—
Amortization	—		—	5,988
Other accruals	864	364	839	398
Capital loss carryforward	—	937	—	921
Net operating loss carryforwards	—	11,201	—	4,680
Alternative minimum tax credit carryforward	—	—	—	53
Foreign tax credit carryforward	—	1	—	1

LIABILITIES
Defined contribution plan	—	—	(11)	—
Depreciation	—	(158)	—	(266)

Deferred income tax asset (liability)	1,251	12,345	1,404	11,775
Valuation allowances	(1,251)	(12,345)	(1,404)	(11,775)

Net deferred tax asset (liability)	$—	$—	$—	$—

We have determined it is more likely than not that our deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded at January 2, 2010 to fully offset the deferred tax asset of $13.6 million.

Deferred tax assets and liabilities above include certain assets and liabilities related to discontinued operations. These items consist primarily of depreciation, UNICAP and estimated earn-out payments expected to be received from Tandy in 2010. The estimated earn-out resulted in a deferred tax asset of $714,000 and $0 as of January 2, 2010 and January 3, 2009, respectively. The depreciation resulted in a deferred tax liability of $0 and $51,000 as of January 2, 2010 and January 3, 2009, respectively. The UNICAP resulted in a deferred tax asset of $0 and $155,000 as of January 2, 2010 and January 3, 2009, respectively.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 2, 2010, we had approximately $28.8 million of net operating loss carryforwards available for federal tax purposes which begin to expire in 2027. As of January 2, 2010, we also had approximately $19.5 million of net operating loss carryforwards for California and $41.6 million of net operating loss carryforwards on a pre-apportionment basis for Maine. These net operating losses begin to expire in 2016. Additionally, as of January 2, 2010, we had $2.7 million of capital loss carryforwards remaining from the pre-tax loss on the sale of Altama. These loss carryforwards will expire in 2012 and may only be utilized against future capital gains.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (excluding interest and penalties):

(In thousands)
Unrecognized tax benefits, January 3, 2009	$219,000
Increases for prior year tax positions	None
Decreases for prior year tax positions	None
Increases for current year tax positions	None
Settlements	None
Lapse of statute of limitations	(33,000)

Unrecognized tax benefits, January 2, 2010	$186,000

Included in the balance of unrecognized tax benefits at January 2, 2010, is approximately $175,000 that, if recognized, would affect our income tax expense (benefit) and effective tax rate (including interest and penalties).

Estimated interest and penalties related to our unrecognized tax benefits, which are classified as a component of income tax expense, were $5,000 for fiscal 2009. As of January 2, 2010 and January 3, 2009, accrued interest and penalties were $80,000 and 75,000, respectively.

We believe it is reasonably possible that approximately $89,000 in unrecognized state tax benefits will decrease within 12 months of January 2, 2010 due to the expiration of various applicable statutes of limitations and possible settlements with state authorities.

We are subject to taxation in the U.S., Canada and various state tax jurisdictions. For federal tax purposes, our 2003 through 2008 tax years remain open for examination by the tax authorities under the normal three year statute of limitations, including adjustments to the statute for the carry back of net operating losses to prior years. Generally, for state tax purposes, our 2005 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations; however, certain states may keep their statute open for six to ten years. For Canadian tax purposes, our 2005 through 2008 tax years remain open for examination by the tax authorities.

9.    STOCK-BASED COMPENATION

Under the 2001 Long-Term Incentive Plan of Phoenix Footwear Group, Inc. (the “2001 Plan”), we may grant stock options, stock appreciation rights, stock awards and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. Shares available for future option and restricted stock grants as of January 2, 2010 and January 3, 2009 totaled 2.0 million and 1.1 million, respectively.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At January 2, 2010, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	295	—
Service-based restricted stock rights	—	25
Performance-based restricted stock rights	—	50

Total outstanding stock-based awards	295	75

Total stock-based compensation expense recognized for fiscal 2009 and fiscal 2008 was as follows:

	2009	2008
	(In thousands)
Selling, general and administrative	$14	$14

Pre-tax stock-based compensation expense	14	14
Income tax benefit	—	—

Total stock-based compensation expense	$14	$14

Options

In general, options become exercisable over either a two- or three-year period from the grant date and expire 10 years after the date of grant. The fair value of each option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. Expected volatilities are based on historical volatility of our stock price and implied. We use historical data to estimate an option’s expected life; the expected life for grants to senior management-level employees and other employees are considered separately for valuation purposes. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of the grant. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

We did not grant stock option awards or modify any outstanding stock options during fiscal 2009 or fiscal 2008. Options outstanding and exercisable under these arrangements totaled 295,000 and 410,000 as of January 2, 2010 and January 3, 2009, respectively. There was no remaining unrecognized compensation cost related to unvested stock option awards at January 2, 2010.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option transactions during fiscal 2009 and fiscal 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding, December 29, 2007	644	7.01
Options granted	—	—
Options exercised	—	—
Options cancelled	(234)	6.96

Options outstanding, January 3, 2009	410	7.03
Options granted	—	—
Options exercised	—	—
Options cancelled	(115)	8.65

Options outstanding, January 2, 2010	295	$6.40	$—

Options exercisable, January 2, 2010	295	$6.40	$—

The outstanding stock options as of January 2, 2010 have an exercise price ranging from $1.73-$13.33 per share and expire at various dates through May 2015.

The following table summarizes information about employee stock options outstanding and exercisable at January 2, 2010.

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding at January 2, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 2, 2010	Weighted Average Exercise Price
	(In thousands, except years and exercise price)
$1.73 to $1.78	12	1.4 years	$1.74	12	$1.74
$3.13 to $3.63	90	2.9 years	$3.26	90	$3.26
$4.45 to $5.84	110	4.2 years	$5.49	110	$5.49
$6.85 to $8.10	23	4.0 years	$7.56	23	$7.56
$13.33	60	4.4 years	$13.33	60	$13.33

Total	295	3.7 years	$6.40	295	$6.40

Restricted Stock Rights

In general, service-based stock rights vest over a two-year period from the grant date. Performance-based stock rights cliff vest based on specifically defined performance criteria consisting primarily of revenue, income and shareholder value targets and expire generally within a three to five-year period if the performance or service criteria have not been met. We deem stock rights to be equivalent to a stock option for the purpose of calculating dilutive shares.

Compensation cost for restricted stock rights is measured as the excess, if any, of the quoted market price of our stock at the grant date over the amount the holder must pay to acquire the stock (which is generally zero). Compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any restrictions lapse, with compensation cost for grants with a graded vesting schedule (service-based) recognized on a straight-line basis over the requisite service period for the total award. In any event, compensation expense is not recognized, if at all, until vesting is considered probable.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. At January 2, 2010, we have assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

As of January 2, 2010, the total compensation cost related to unvested stock-based awards granted to non-employee directors but not yet recognized, excluding performance-based awards, was approximately $9,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 0.6 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table summarizes service-based and performance-based stock rights issued as of January 2, 2010:

Stock Rights
(In thousands)
Stock Rights outstanding December 29, 2007	598

Granted	310
Cancelled	(53)

Stock Rights outstanding January 3, 2009	855
Granted	—
Cancelled	(780)

Stock Rights outstanding January 2, 2010	75

In addition to the stock options and restricted stock rights outstanding under the 2001 Plan, we granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 298,000 as of January 2, 2010. These options were granted July 17, 1997 and on various dates during 2001 with an exercise prices ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with our secondary offering completed on July 19, 2004, we issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. These warrants expired on July 18, 2009.

10.    OTHER EXPENSE (INCOME), NET

For fiscal 2009, other expense was $1.0 million and consisted of severances related to the elimination of 13 managerial and support positions (excluded the severances specifically related to discontinued operations). The unpaid balance of $39,000 as of January 2, 2010 was paid in the first quarter of fiscal 2010.

For fiscal 2008, other income was $1.5 million and consisted of fees received from Tactical Holdings. In connection with the sale of Altama in fiscal 2007, we provided administrative support and other transition services to Tactical Holdings through June 2008.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    RELATED PARTIES

Prior to the sale of the Chambers accessories business, the Company provided raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provided production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers accessories business, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of January 2, 2010 and January 3, 2009, there was $0 and $0, respectively, due to/from Maquiladora Chambers de Mexico, S.A included in discontinued operations. During fiscal 2009 and fiscal 2008, the Company purchased a total $1.0 million and $2.0 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A. those production related services are included in discontinued operations.

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended January 2, 2010 and January 3, 2009

	Sales and Sales Returns Allowances and Allowance for Doubtful Accounts	Reserve for Obsolete Inventory
	( In thousands)
Balance, December 29, 2007	$851	$461

Provision	4,008	707
Write-off, disposal, costs, and other	(3,734)	(569)

Balance, January 3, 2009	1,125	599

Provision	2,615	241
Write-off, disposal, costs, and other	(2,972)	(490)

Balance, January 2, 2010	$768	$350

3)    Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 (SEC File No. 001-31309))**

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement dated October 2, 2003, by and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the current report Form 8-K dated November 5, 2003 (SEC File No. 001-31309))**

2.4

Stock Purchase Agreement dated June 15, 2004, by and among Phoenix Footwear Group, Inc.,

W. Whitlow Wyatt and Altama Delta Corporation (incorporated by reference to the current report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.5	Asset Purchase Agreements dated as of April 18, 2005, between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc. (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement dated June 26, 1996, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option dated July 29, 1997, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674))*

10.3	Stock Purchase Option dated September 1, 1999, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.4	Stock Purchase Option dated January 19, 2001, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated February 28, 2001 (SEC File No. 005-36674))*

10.5	Stock Purchase Option dated April 11, 200, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.6	Stock Purchase Option dated June 1, 2001, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated June 27, 2001 (SEC File No. 005-36674))*

10.7	Assignment for Patent Application (All Rights) dated August 27, 2003, by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.8	Employment Agreement dated January 1, 2004, by and between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.9

Trademark License Agreement dated August 3, 2005, between Tommy Bahama Group, Inc. and Phoenix Delaware Acquisition, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2005 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))**

10.10	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and Charles Stewart (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and Kelly Green (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and David Matheson (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q filed on August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Non-Competition and Confidentiality Agreement dated June 28, 2005, by and among Chambers Delaware Acquisition Company and Gary Edman (incorporated by reference to Exhibit 10.10 to the quarterly report on Form 10-Q filed August 16, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.15	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.16	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.17

Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))*

10.18	Security Agreement dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.19

Jensen Obligations Assignment and Assumption Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.20

Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.21	Form of Irrevocable Standby Letter of Credit (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.22	License Agreement by and between Wrangler Apparel Corp. and Chambers Belt Company dated January 1, 2007 (incorporated by reference to Exhibit 10.36 of the annual report on Form 10-K dated April 14, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)**

10.23	License Agreement dated February 28, 2008, by and between Wrangler Apparel Corp. and Chambers Belt Company (incorporated by reference to Exhibit 10.36 of the annual report on Form 10-K for Phoenix Footwear Group, Inc., dated April 14, 2008 (SEC File No. 001-31309))

10.24

Credit and Security Agreement dated June 10, 2008, by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.25	$20,000,000 Revolving Promissory Note dated June 10, 2008, by and among Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc., and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Collateral Pledge Agreement dated June 10, 2008, by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Patent and Trademark Security Agreement dated June 10, 2008, by and between Phoenix Footwear Group, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.28	Patent and Trademark Security Agreement dated June 10, 2008, by and between Penobscot Shoe Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	Patent and Trademark Security Agreement dated June 10, 2008, by and between Chambers Belt Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Patent and Trademark Security Agreement dated June 10, 2008, by and between H.S. Trask & Co. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.7 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Copyright Security Agreement dated June 10, 2008, by and between Chambers Belt Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.8 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.32	Standby Letter of Credit Agreement to Wells Fargo Bank, N.A. dated June 10, 2008, executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc. (incorporated by reference to Exhibit 10.9 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	Commercial Letter of Credit Agreement to Wells Fargo Bank, N.A. dated June 10, 2008, executed by Phoenix Footwear Group, Inc., Penobscot Shoe Company, H.S. Trask & Co., Chambers Belt Company and Phoenix Delaware Acquisition, Inc. (incorporated by reference to Exhibit 10.10 on Form 8-K filed on June 19, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Employment Agreement dated August 6, 2008, between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.35	Item 5.02 on Form 8-K dated September 24, 2008 (describing the compensation arrangement for P. Douglas Ford, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated September 24, 2008 (SEC File No. 001-31309))*

10.36	Trademark License Agreement dated December 9, 2008 between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K dated September 24, 2008 (SEC File No. 001-31309))**

10.37	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and Cathy B. Taylor (incorporated herein by reference to Exhibit 10.52 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	Severance and General Release Agreement dated February 11, 2009 between Phoenix Footwear Group, Inc. and P. Douglas Ford (incorporated herein by reference to Exhibit 10.53 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.39

Item 5.02 on Form 8-K dated February 17, 2009 (describing the compensation arrangements for Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated February 17, 2009

(SEC File No. 001-31309))*

10.40

Amendment to License Agreement dated February 24, 2009, between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.55 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.41	Asset Purchase Agreement dated April 23, 2009, by and between Chambers Belt Company and Tandy Brands, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on May 19, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.42	Amended and Restated Asset Purchase Agreement dated July 9, 2009, between Chambers Belt Company and Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.43	Guaranty, dated as of July 9, 2009 by Phoenix Footwear Group, Inc. in favor of Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 10.2 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.44	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.3 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.45	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.4 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.46

Amendment and Forbearance Agreement dated July 9, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File

No. 001-31309))

10.47

First Amendment to Forbearance Agreement and Second Amendment to Credit and Security Agreement dated July 31, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and

Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on

Form 8-K filed on August 6, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.48

Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement dated September 29, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on

Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.49

Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement dated October 15, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 on

Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.50	Fifth Amendment to Credit and Security Agreement dated November 5, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.51	Fourth Amendment to Forbearance Agreement and Sixth Amendment to Credit and Security Agreement dated November 18, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (filed herewith)

10.52	Accounts Receivable and Inventory Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.53	$4,500,000 Multiple Advance Promissory Note dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.54	Intellectual Property Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.55	Item 5.02 on Form 8-K dated February 11, 2010 (describing the 2010 Cash Bonus Plan for James Riedman, Chairman, Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, filed on February 11, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.