Form 10-Q
period 2010-04-03
PHOENIX FOOTWEAR GROUP INC
filed 2010-05-12
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

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

As of May 11, 2010, the number of shares of the registrant’s common stock outstanding was 8,166,191.

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of April 3, 2010 (unaudited) and January 2, 2010	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three Months Ended April 3, 2010 and April 4, 2009 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2010 and April 4, 2009 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4T. Controls and Procedures	20
PART II - OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	21
Item 3. Defaults Upon Senior Securities	21
Item 6. Exhibits	21
SIGNATURES	22

Part I – Financial Information

Item 1.	Financial Statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	(Unaudited) April 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161	$356
Accounts receivable (less allowances of $637 and $768 in 2010 and 2009, respectively)	3,795	2,559
Inventories (less provision of $358 and $350 in 2010 and 2009, respectively)	7,255	6,392
Other current assets	1,476	2,108
Income tax receivable	137	2,205
Current assets of discontinued operations	4	13

Total current assets	12,828	13,633
PROPERTY, PLANT AND EQUIPMENT, net	948	1,021
OTHER ASSETS	35	48

TOTAL ASSETS	$13,811	$14,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$2,916	$2,956
Accounts payable	3,097	3,124
Accrued expenses	1,372	1,216
Other current liabilities	455	453
Current liabilities of discontinued operations	676	2,076

Total current liabilities	8,516	9,825
OTHER LONG-TERM LIABILITIES	323	376

Total liabilities	8,839	10,201
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000 shares authorized; 8,383 and 8,383 shares issued and outstanding in 2010 and 2009, respectively	84	84
Additional paid-in-capital	46,096	46,092
Accumulated deficit	(38,391)	(38,831)
Accumulated other comprehensive loss	(174)	(201)
Treasury stock at cost, 217 and 217 shares in 2010 and 2009, respectively	(2,643)	(2,643)

Total stockholders’ equity	4,972	4,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,811	$14,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share data)

	(Unaudited) Three Months Ended
	April 3, 2010	April 4, 2009
Net sales	$5,893	$6,091
Cost of goods sold	3,816	4,024

Gross profit	2,077	2,067
Operating expenses:
Selling, general and administrative	2,691	3,782
Other expense, net	—	1,018

Total operating expenses	2,691	4,800

Operating loss	(614)	(2,733)
Interest expense, net	61	16

Loss before income taxes and discontinued operations	(675)	(2,749)
Income tax expense (benefit)	8	(28)

Loss from continuing operations	(683)	(2,721)
Earnings (loss) from discontinued operations, net of tax (including net gain (loss) on sale of $1,201 and $(36), respectively)	1,123	(241)

Net earnings (loss)	$440	$(2,962)

Net earnings (loss) per share, basic and diluted:
Continuing Operations	$(0.08)	$(0.33)
Discontinued Operations	0.13	(0.03)

Net earnings (loss)	$0.05	$(0.36)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,166	8,166

Net earnings (loss)	$440	$(2,962)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of zero income taxes	27	(13)

Comprehensive earnings (loss)	$467	$(2,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Three Months Ended
	April 3, 2010	April 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$440	$(2,962)
Earnings (loss) from discontinued operations	1,123	(241)

Loss from continuing operations	(683)	(2,721)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	73	88
Provision for losses on accounts receivable	(131)	(50)
Loss on disposal of property and equipment	—	2
Non-cash stock-based compensation	4	4
Amortization of deferred debt issuance costs	13	16
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,092)	(786)
Inventories, net	(855)	881
Other current assets	632	(121)
Other non-current assets	—	15
Income taxes receivable	2,068	(28)
Increase (decrease) in:
Accounts payable	(24)	727
Accrued expenses	157	757
Other long-term liabilities	(53)	(5)
Income taxes payable	—	(70)

Net cash provided by (used in) operating activities from continuing operations	109	(1,291)
Earnings (loss) from discontinued operations, net of tax (including net gain (loss) on sale of $1,201 and $(36), respectively)	1,123	(241)
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by operating activities:	(2,958)	(320)

Net cash (used in) provided by operating activities from discontinued operations	(1,835)	(561)

Net cash (used in) provided by operating activities	(1,726)	(1,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	1,567	—

Net cash provided by (used in) investing activities	1,567	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	5,139	15,950
Repayments of notes payable and line of credit	(5,177)	(14,198)

Net cash (used in) provided by financing activities	(38)	1,752

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	(2)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(195)	(102)
CASH AND CASH EQUIVALENTS — Beginning of period	356	456

CASH AND CASH EQUIVALENTS — End of period	$161	$354

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

Definitions

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the requirements of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in our opinion, considered necessary to provide a fair presentation for the interim periods presented. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included within our latest annual report on Form 10-K.

The foregoing interim results are not necessarily indicative of the results of operations for the full year ending January 1, 2011.

Reclassifications

Certain reclassifications have been made to the April 4, 2009 financial statements to conform to the classifications used in the period ended April 3, 2010 financial statements. In addition, in our quarterly report on Form 10-Q for the period ended April 4, 2009, we correctly reported consolidated net cash used in operating activities; however, we incorrectly classified our net cash flows from operating activities between discontinued operations and continuing operations. Below are the amounts as previously reported and as properly classified:

	Previously Reported As Properly Classified Three Months Ended
	April 4, 2009	April 4, 2009
	(In thousands)
Net cash used in operating activities from continuing operations	$(1,532)	$(1,291)
Net cash used in operating activities from discontinued operations	(320)	(561)

Net cash used in operating activities	$(1,852)	$(1,852)

These reclassifications had no effect on previously reported results of operations or equity.

Accounting Period

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 2, 2010 as “fiscal 2009,” the fiscal year ending January 1, 2011 as “fiscal 2010,” and the fiscal year ending December 31, 2011 as “fiscal 2011.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009, fiscal 2010 and fiscal 2011 each include 52 weeks. Accordingly, the quarters ended April 3, 2010 and April 4, 2009 each consisted of 13 weeks.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses and our revolving credit facility. The carrying amount of cash, cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximates fair value due to the relatively short maturity of such instruments. The carrying amount of our note payable outstanding under the revolving credit facility approximates its fair value based upon current rates and terms available to us for similar debt.

2.	GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial which established a two year revolving credit facility. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). Our credit facility includes a number of covenants, including financial covenants. As of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for past due payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. As of the end of the first quarter of fiscal 2010, less than 50% of our trade payables were greater than 60 days from due their dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We do not expect that we will be in compliance with this covenant as of the end of May 2010. Additionally, the severe global recession has been challenging during the past eighteen months and has dramatically affected our business as it is dependent on consumer demand for our products. During this time, we have faced significant working capital constraints as the result of the decline in our sales, expenditures and obligations associated with our restructuring and diminished borrowing capacity. These factors together with our net losses and negative cash flows during the past three fiscal years raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2009, we took actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability. These included: shutting down the Tommy Bahama footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial. In addition, on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility. Based upon anticipated levels of sales, operations and earn-out revenue, our ability to obtain an additional waiver of an anticipated covenant default and provided that there is no acceleration of our revolving line of credit and term loan credit facility, we believe we have sufficient liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds to fund operations and meet our operating, working capital and investment requirements for the next twelve months.

We plan to take steps to avoid this anticipated default and maintain compliance in the future by paying down our past due payables with liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds. There can be no assurance that we will be able to avoid this anticipated default or cure any defaults if they occur. There can also be no assurance that the waiver will be granted or the terms and conditions thereof. If we are in default and such a request is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets. Additionally, we cannot assure you that we will achieve our overall goal or that the targeted benefits from our restructuring actions will be adequate in that regard. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our sales and profitability. Accordingly, if the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In light of our new $800,000 First Community Financial term loan facility, in the absence of increased sales levels, we may need to pursue a variety of alternatives to avoid delayed or missed inventory shipments and to pay down past due payables in order to regain compliance with the defaulted covenant. These alternatives include continuing to seek the reestablishment of vendor financing and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). We believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but with an adverse impact to our financial performance.

3.	DISCONTINUED OPERATIONS

Tommy Bahama

On February 24, 2009, we terminated our Tommy Bahama license agreement. At the same time, we discontinued production and sales of Tommy Bahama branded products other than pending orders and sales to Tommy Bahama Group to fulfill a products purchase agreement. In connection with the termination of the license agreements, we sold the majority of our remaining Tommy Bahama-branded goods to Tommy Bahama Group at predetermined unit prices. The total purchase, net of outstanding royalty obligations, was approximately $2.1 million. In connection with ceasing the Tommy Bahama business operations, we incurred $286,000 of severance charges and recorded non-cash charges of $454,000 of inventory and other write-offs. For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting the Tommy Bahama business as discontinued operations. The financial results of the Tommy Bahama business are reported separately as discontinued operations for all periods presented.

Chambers

On July 9, 2009, we sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of the assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of Chambers’ private label and Wrangler brand businesses. Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid us, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market (“earn-out”), less $430,000 of prepaid earn-out received at closing. As of April 3, 2010, we have recorded $4.1 million of earn-out revenue, which includes the first nine months of the earn-out period, of which $1.2 million was recognized during the first quarter of fiscal 2010. As of April 3, 2010, we had $466,000 recorded in earn-out receivable, which was included in other current assets of continuing operations. Chambers has collected or written off all of its accounts receivable and is in the process of settling its accounts payable.

For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting Chambers as discontinued operations. In connection with the sales of certain Chambers assets to Tandy, we incurred pre-tax charges of $2.5 million during fiscal 2009, commencing with the second quarter of fiscal 2009, including $832,000 of cash restructuring charges (related to severance payments and other costs associated with exiting the business) and $1.7 million of non-cash restructuring charges (including write-offs of fixed assets and inventory).

Presentation of Discontinued Operations

The following table summarizes the results of the Tommy Bahama and Chambers Belt Company businesses for the three months ended April 3, 2010 and April 4, 2009:

	April 3, 2010	April 4, 2009
	(In thousands)
Net sales	$—	$10,461
Cost of goods sold, operating expenses and other	78	10,666
Net gain (loss) on sale	1,201	(36)

Earnings (loss) from discontinued operations	$1,123	$(241)

The net gain on sale in the first quarter of fiscal 2010 is comprised of the earn-out revenue.

Interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three months ended April 3, 2010 and April 4, 2009, interest expense allocated to discontinued operations was $0 and $180,000, respectively.

Assets and liabilities of the Tommy Bahama and Chambers businesses included in the Condensed Consolidated Balance Sheets are summarized as follows:

	April 3, 2010	January 2, 2010
	(In thousands)
Assets
Accounts receivable, net	$—	$8
Other current assets	4	5

Total Current Assets	$4	$13

Liabilities
Accounts payable	580	1,785
Accrued liabilities	46	62
Other current liabilities	50	229

Total Current Liabilities	$676	$2,076

Cash flows from operating activities of discontinued operations are summarized in the Condensed Consolidated Statements of Cash Flows. Included in those amounts are $3.0 million and $320,000 of adjustments to reconcile income (loss) from discontinued operations to net cash (used in) provided by operating activities for the three months ended April 3, 2010 and April 4, 2009, respectively.

The adjustment of $3.0 million for the first quarter of fiscal 2010 is primarily comprised of a $1.4 million decrease in accounts payable, accrued expenses and other short term liabilities as we continued to settle the Chambers and Tommy Bahama liabilities and $1.6 million of cash collected from the earn-out.

The adjustment for the first quarter of fiscal 2009 is primarily comprised of a $3.0 million decrease in net inventory mainly related to the Tommy Bahama business, offset by a $2.5 decrease in accounts payable, accrued expenses and other short term liabilities and a $149,000 decrease in long term liabilities.

4.	COMMITMENTS AND CONTINGENCIES

We occasionally become involved in litigation arising from the normal course of business. The ultimate amount of liability or financial impact with respect to these actions at April 3, 2010 cannot be determined as such matters are subject to many uncertainties and outcomes are not predictable with assurance. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our financial position, results of operations, or cash flows.

5.	DEBT

Accounts Receivable and Inventory Security Agreement

In June 2008, we entered into a Credit and Security Agreement with Wells Fargo, which was subsequently terminated in December 2009, for a three year revolving line of credit and letters of credit collateralized by all of our assets. We defaulted under this credit agreement as of September 27, 2008 and operated in default of it until it was paid off in December 2009.

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial, a division of Pacific Western Bank (“First Community Financial”), for a two year revolving credit facility collateralized by all of our personal property. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). The Eligible Inventory sublimit included in the borrowing base, originally capped at $1.5 million shall be reduced by $200,000 per month beginning on January 15, 2010 until such amount is reduced to $300,000. All payments on our accounts receivable go directly to the lender as a reduction of the debt.

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

The Accounts Receivable and Inventory Security Agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, including a minimum net worth requirement and limitations on our cash collections, accounts receivable turnover and past due payables. Other covenants include, but are not limited to, covenants limiting or restricting our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Accounts Receivable and Inventory Security Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the security interest of First Community Financial, change in control events and material adverse change. The occurrence of an event of default could increase the interest rate by 4.0% over the rate otherwise applicable and could result in the acceleration of all of our obligations to First Community Financial with respect to indebtedness, whether under the Accounts Receivable and Inventory Security Agreement or otherwise.

As of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for past due payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. As of the end of the first quarter of fiscal 2010, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We do not expect that we will be in compliance with this covenant as of the end of May 2010. As a result, we plan to seek an additional waiver from our lender. We also plan to take steps to avoid this anticipated default and maintain compliance in the future by paying down our past due payables with liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds. There can be no assurance that we will be able to avoid this anticipated default or cure any defaults if they occur. There can also be no assurance that the waiver will be granted or the terms and conditions thereof. If we are in default and such a request is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets.

As of April 3, 2010 and January 2, 2010, debt consisted of the following:

	April 3, 2010	January 2, 2010
	(In thousands)
Revolving line of credit with First Community Financial; secured by all of our personal property; interest payable monthly and bore a rate of 6.0% and 6.0% in 2010 and 2009, respectively	$2,916	$2,956

As of April 3, 2010, we had $516,000 in available borrowing capacity under our revolving credit facility.

In connection with the First Community Financial credit facility, we capitalized debt issuance costs of $105,000 which will be amortized into interest expense over the term of the credit facility. As of April 3, 2010, debt issuance costs of $52,000 and $35,000 were included in other current assets and other assets, respectively.

Amendment to Accounts Receivable and Inventory Security Agreement

On April 29, 2010, we entered into an Amendment to Accounts Receivable and Inventory Security Agreement (“the Amendment”) with First Community Financial. The Amendment amended and modified a term of the Accounts Receivable and Inventory Security Agreement dated December 4, 2009 among us and First Community Financial. The Eligible Inventory sublimit included in the borrowing base, currently at $700,000, was originally to be reduced by $200,000 per month until such amount reached $300,000. Under the amended term of the Amendment, the definition of Eligible Inventory has been modified by holding the Eligible Inventory sublimit included in the borrowing base constant at $700,000 until December 3, 2010 at which time it shall be reduced by $40,000 per week until such amount reaches $500,000.

New Term Loan Facility

On April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility, the proceeds of which will be used for our ongoing working capital needs. In consideration for the term loan facility, we paid First Community Financial a commitment and funding fee of $16,000.

Borrowings under the term loan facility accrue interest at a rate of 12.00% per annum. Interest on the unpaid balance shall be payable on the 10th day of each month commencing May 10, 2010, and continuing until the entire principal and interest under the note has been paid in full. Principal shall be payable in successive installments in accordance with the following schedule:

•	$20,000 commencing on July 9, 2010 and continuing on the Friday of each week thereafter until August 27, 2010;

•	$48,000 commencing on September 3, 2010 and continuing on the Friday of each week thereafter until October 29, 2010; and

•	$52,000 commencing on November 5, 2010 and continuing on the Friday of each week thereafter until November 26, 2010.

The Promissory Note includes various customary obligations and events of default with which we have to comply in order to avoid penalties, including repayment defaults, defects in the security interest of First Community Financial and breaches of any representation, warranty or covenant under the Accounts Receivable and Inventory Security Agreement. In addition, the term loan facility is collateralized by all of our personal property and guaranteed in accordance with the Accounts Receivable and Inventory Security Agreement.

6.	STOCK-BASED COMPENSATION

Under the 2001 Long-Term Incentive Plan of Phoenix Footwear Group, Inc. (the “2001 Plan”), we may grant stock options, stock appreciation rights, stock awards and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. Shares available for future option and restricted stock grants totaled 2.0 million as of April 3, 2010.

At April 3, 2010, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	295	—
Service-based restricted stock rights	—	25
Performance-based restricted stock rights	—	50

Total outstanding stock-based awards	295	75

Total stock-based compensation expense recognized for the three months ended April 3, 2010 and April 4, 2009 was as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
	( In thousands)
Selling, general and administrative	$4	$4

Pre-tax stock-based compensation expense	4	4
Income tax benefit	—	—

Total stock-based compensation expense	$4	$4

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

We did not grant stock option awards or modify any outstanding stock options during the first quarter of fiscal 2010 or fiscal 2009. Options outstanding and exercisable under these arrangements totaled 295,000 as of April 3, 2010. There was no remaining unrecognized compensation cost related to unvested stock option awards as of April 3, 2010.

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

Compensation cost for restricted stock rights is measured as the excess, if any, of the quoted market price of our stock at the grant date over the amount the holder must pay to acquire the stock (which is generally zero). Compensation cost, net of projected forfeitures, is recognized over the period between the issue date and the date any restrictions lapse, with compensation cost for grants with a graded vesting schedule (service-based) recognized on a straight-line basis over the requisite service period for the total award. In any event, compensation expense is not recognized, if at all, until vesting is considered probable.

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. As of April 3, 2010, we have assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

As of April 3, 2010, the total compensation cost related to unvested stock-based awards granted to non-employee directors but not yet recognized, excluding performance-based awards, was approximately $5,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 0.4 years and will be adjusted for subsequent changes in estimated forfeitures.

7.	OTHER EXPENSE, NET

For the three months ended April 4, 2009, other expense was $1.0 million and consisted of severances related to the elimination of 13 managerial and support positions (excluded the severances specifically related to discontinued operations). The unpaid balance of $39,000 as of January 2, 2010 was paid in the first quarter of fiscal 2010.

8.	INCOME TAXES

We use the asset and liability method of accounting for income taxes, in accordance with ASC 740-10 (formerly SFAS 109), which requires that we recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of April 3, 2010 and January 2, 2010, we had a full valuation allowance on our deferred tax assets.

9.	EARNINGS PER SHARE

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

Options and stock rights outstanding to purchase 669,000 and 923,000 shares of common stock were excluded from the computation of diluted earnings per share for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively, because their inclusion would have been anti-dilutive.

Vested warrants outstanding to purchase 50,000 shares of common stock were excluded from the computation of diluted earnings per share for the first quarter of fiscal 2009 because their inclusion would have been anti-dilutive. These warrants expired on July 18, 2009.

10.	RELATED PARTIES

Prior to the sale of the Chambers accessories business in July 2009, we provided raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provided production related services to convert these raw materials into finished goods for us. The former Executive Vice President of Sales of our Chambers accessories business, who was a former principal of Chambers Belt prior to our 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. As of April 4, 2009, there were zero amounts due to Maquiladora Chambers de Mexico, S.A. During the three months ended April 4, 2009, we purchased a total of $457,000 in production related services from Maquiladora Chambers de Mexico, S.A. Those production related services are included in discontinued operations.

11.	SUBSEQUENT EVENTS

On April 29, 2010, we entered into an Amendment to Accounts Receivable and Inventory Security Agreement with First Community Financial. On April 29, 2010, we also entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility. See Note 5 for a more full description of these subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements contained in this report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and the related notes and the other financial information included in our annual report on Form 10-K filed with the SEC for the fiscal year ended January 2, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Cautionary Statement Concerning Forward-Looking Statements” below.

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 2, 2010 as “fiscal 2009,” the fiscal year ending January 1, 2011 as “fiscal 2010,” and the fiscal year ending December 31, 2011 as “fiscal 2011.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009, fiscal 2010 and fiscal 2011 each include 52 weeks.

The following discussion provides information and analysis of our results of operations for the 13 week periods ended April 3, 2010 (hereinafter referred to as the “first quarter of fiscal 2010”) and April 4, 2009 (hereinafter referred to as the “first quarter of fiscal 2009”) and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included elsewhere herein.

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

Our products are carried by approximately 650 customers in over 900 retail locations throughout the U.S. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers. We also operate our own direct to consumer internet retail business for all three brands.

During fiscal 2009, we focused on stabilizing our core footwear business and its supply chain, reducing and refinancing our debt, improving our working capital position and restructuring the organization to be more efficient and cost effective. During fiscal 2009, the following significant events took place:

•	in February 2009, we exited the Tommy Bahama business and subsequently liquidated its working capital;

•	in the February and March 2009, we restructured and reduced the size of our business operations;

•	in July 2009, we exited our Chambers belt and accessories business and subsequently liquidated its working capital;

•

in November 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted, which allowed us in December 2009 to apply for a refund with the Internal Revenue Service of $2.0 million; and

•	in December 2009, we entered into a two year, $4.5 million revolving credit facility with First Community Financial, a division of Pacific Western Bank (“First Community Financial”).

During fiscal 2010 to date, the following significant events took place:

•	in January 2010, we received the $2.0 million refund from the Internal Revenue Service; and

•	on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility.

Fiscal 2010 Financial Overview

Continuing Operations. We have begun to realize the positive effects from the restructuring and divestiture activities completed in fiscal 2009. Our net sales for the first quarter of fiscal 2010 were $5.9 million, a decrease of $198,000, or 3%, compared to net sales of $6.1 million in the first quarter of fiscal 2009. Loss from continuing operations was $683,000, a decrease of $2.0 million, or 75%, from loss from continuing operations of $2.7 million in the first quarter of fiscal 2009.

Our working capital (excluding discontinued operations) was $5.0 million as of April 3, 2010, a decrease of $887,000 from the working capital of $5.9 million as of January 2, 2010. Our bank debt remained flat in the first quarter of fiscal 2010 compared to bank debt as of January 2, 2010; however, as of April 3, 2010, we had $516,000 in available borrowing capacity under our revolving credit facility compared to $143,000 as of January 2, 2010. On April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility.

Discontinued Operations. In fiscal 2009, we exited the Chambers and Tommy Bahama businesses and classified both as discontinued operations. Earnings from discontinued operations in the first quarter of fiscal 2010 were $1.1 million, an increase of $1.4 million compared to a loss of $241,000 in the first quarter of fiscal 2009. Earnings in fiscal 2010 are comprised primarily of earn-out receipts in connection with the sales of certain Chambers assets to Tandy. As of April 3, 2010, we have recorded $4.1 million of earn-out revenue, which includes the first nine months of the earn-out period, of which $1.2 million was recognized during the first quarter of fiscal 2010.

Although all operations of the Chambers and Tommy Bahama businesses ceased in fiscal 2009, we are continuing to wind down these businesses. Current liabilities of discontinued operations were $676,000 as of April 3, 2010, a decrease of $1.4 million, compared to $2.1 million as of January 2, 2010. During the first half of fiscal 2010, we expect to continue collecting the remaining Chambers earn-out payments. Also, as of May 11, 2010, we had $375,000 of outstanding accounts payable for discontinued operations, a majority of which was more than 60 days past due. We plan to continue reducing these obligations (working capital deficit) in an orderly fashion with liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds.

Net Earnings Per Share. Net earnings per share for the first quarter of fiscal 2010 were $0.05, a $0.41 improvement over the net loss per share of $0.36 reported in the first quarter of fiscal 2009.

Results of Operations

Comparison of the Three Months Ended April 3, 2010 to the Three Months Ended April 4, 2009

The following table sets forth selected consolidated operating results stated in dollars and as a percentage of net sales:

	Three Months Ended
	April 3, 2010		April 4, 2009		Increase (Decrease)
	(In thousands)
Net sales	$5,893	100%	$6,091	100%	$(198)	(3)%
Cost of goods sold	3,816	65%	4,024	66%	(208)	(5)%

Gross profit	2,077	35%	2,067	34%	10	—%
Operating expenses:
Selling, general and administrative	2,691	46%	3,782	62%	(1,091)	(29)%
Other expense, net	—	—%	1,018	17%	(1,018)	(100)%

Total operating expenses	2,691	46%	4,800	79%	(2,109)	(44)%

Operating loss	(614)	(10)%	(2,733)	(45)%	(2,119)	(78)%
Interest expense, net	61	1%	16	—%	45	* %

Loss before income taxes and discontinued operations	(675)	(11)%	(2,749)	(45)%	(2,074)	(75)%
Income tax expense (benefit)	8	—%	(28)	—%	36	* %

Loss from continuing operations	(683)	(12)%	(2,721)	(45)%	(2,038)	(75)%
Earnings (loss) from discontinued operations	1,123	19%	(241)	(4)%	1,364	* %

Net earnings (loss)	$440	7%	$(2,962)	(49)%	$3,402	* %

*	Greater than 100%

Net Sales

Net sales from continuing operations decreased $198,000, or 3%, to $5.9 million in the first quarter of fiscal 2010 compared to $6.1 million in the first quarter of fiscal 2009. The decrease is attributed to a 75% decline in the net sales of the H.S. Trask brand, offset by increases in net sales of 4% and 20% in both the SoftWalk and Trotters brands, respectively. The increases for the two women’s brands are a result of greater product demand, the opening of new accounts and on-time spring deliveries. In the first quarter of fiscal 2009, a substantial amount of H.S. Trask inventory was sold at below cost in order to generate cash flow and in an effort to purge slow moving and discontinued styles, generating net sales much greater than normal as a percentage of total sales. Specifically, closeout sales accounted for 2% and 65% of total H.S. Trask sales in the first quarter of fiscal 2010 and fiscal 2009, respectively. Net sales of H.S. Trask brand made up approximately 5% of our consolidated net sales in the first quarter of fiscal 2010 compared to approximately 18% in the first quarter of fiscal 2009. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of the H.S. Trask product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. We expect to resume our efforts in the second half of fiscal 2010 to implement the strategies previously developed in light of improving conditions in the retail environment.

Gross Profit

Gross profit from continuing operations for the first quarter of fiscal 2010 remained flat at $2.1 million compared to $2.1 million in the first quarter of fiscal 2009. Gross profit as a percentage of net sales, or gross margin, increased to 35% in the first quarter of fiscal 2010 from 34% in the first quarter of fiscal 2009. The increase in gross margin allowed us to realize nearly the same gross profit on reduced sales when compared to the first quarter of fiscal 2009. The increase in gross margin was primarily the result of better inventory management, which resulted in fewer closeout sales, offset by rising product costs and unfavorable currency exchange rates.

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

Operating Expenses

Operating expenses from continuing operations decreased $2.1 million, or 44%, to $2.7 million in the first quarter of fiscal 2010 compared to $4.8 million in the first quarter of fiscal 2009.

Selling, general and administrative expenses, or SG&A, decreased $1.1 million, or 29%, to $2.7 million in the first quarter of fiscal 2010 compared to $3.8 million in the first quarter of fiscal 2009. SG&A as a percentage of net sales was 46% for the first quarter of fiscal 2010, compared to 62% for the first quarter of fiscal 2009. The decrease results from a significant restructuring effort aimed at driving efficiency and cost control throughout the organization that was implemented primarily during the first quarter of fiscal 2009. Specifically, the savings are made up of a $254,000 decrease in compensation and employee benefits resulting from planned headcount reductions and a $336,000 decrease in professional fees and consulting costs as the result of changing professional services providers and reducing the utilization of outside services. In addition, selling expenses decreased by $374,000 as a result of eliminating certain tradeshow activities, reducing customer advertising support, eliminating direct to consumer catalogues and reducing sales sample purchases.

SG&A consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising, salaries, wages and related taxes, various overhead costs associated with our corporate staff, stock-based compensation, professional fees related to both legal and accounting, insurance, and depreciation, amongst other expenses. Our distribution network related costs are included in SG&A (except those costs specifically included in Costs of Goods Sold above).

“Other expense, net” was a total net expense of $1.0 million in the first quarter of fiscal 2009, which was comprised of the severance charges related to our reorganization in the first quarter of fiscal 2009. These charges did not include the severances specifically related to discontinued operations. There were no such expenses in 2010.

Interest Expense

Interest expense from continuing operations in the first quarter of fiscal 2010 was $61,000 compared to $16,000 for the first quarter of fiscal 2009. For the first quarter of fiscal 2010, interest expense related to our revolving line of credit with First Community Financial and included interest incurred on our revolving line of credit and the amortization of the associated deferred financing costs. For the first quarter of fiscal 2009, interest expense included amortization of the deferred financing costs on our revolving line of credit with our then lender, Wells Fargo. Interest incurred on this former revolving line of credit has been included in discontinued operations.

Income (loss) from Discontinued Operations

Earnings from discontinued operations for the first quarter of fiscal 2010 were $1.1 million compared to a loss of $241,000 for the first quarter of fiscal 2009. Discontinued operations in the first quarter of 2010 included the earn-out revenue recognized in connection with the sales of certain Chambers assets to Tandy. On a monthly basis, Tandy is obligated to pay us 21.5% of the net revenue that it recognizes from sales through July 8, 2010 of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market. Discontinued operations in the first quarter of fiscal 2009 included the operating results of the Chambers business and the combined operating results and the wind down of the Tommy Bahama business.

Liquidity and Capital Resources

Our principal capital uses have been reducing bank debt and working capital needs. Our principal liquidity sources historically have been internally generated funds, trade credit and bank borrowings to finance our operations. In addition, we sold several of our operating divisions which generated significant amounts of additional funds during fiscal 2007, fiscal 2008, and fiscal 2009, and which we expect will continue to generate additional funds throughout the remainder of the first half of fiscal 2010. These funds will continue to be used as they were to reduce our bank debt and satisfy other obligations.

We currently fund our operations with cash generated by operating activities and borrowings from our revolving credit and term loan facilities with First Community Financial. Cash is used for the purchases of inventory and general corporate purposes as needed. Historically, we have also funded our operations, including product purchases, through vendor provided credit. In some cases, we were required to post letters of credit.

During fiscal 2009, we principally used our cash flow and capital resources to fund operating losses and reduce bank debt. Our principal liquidity sources used to fund operating losses was a reduction of working capital from continuing operations, trade credit through a portion of fiscal 2009 and reborrowings under our revolving line of credit. In addition, we sold several of our operating divisions which generated significant amounts of excess cash that was used to reduce our bank debt and satisfy other obligations during fiscal 2007, fiscal 2008, fiscal 2009 and continuing through the first half of fiscal 2010.

We currently fund our operations with cash generated by operating activities and borrowings from our revolving line of credit and term loan credit facilities. Many of our footwear suppliers currently do not provide us credit for inventory purchases and therefore, when purchasing inventory we must make cash deposits or provide cash collateralized trade letters of credit. This advance payment practice has had a negative impact on our required working capital. Factory prepayments combined with cash collateralized letters of credit totaled $445,000 as of April 3, 2010 compared to $802,000 as of January 2, 2010. We are currently seeking to reestablish credit with all vendors; however, there can be no assurance that we will be successful in doing so or when we may obtain it.

Our working capital varies from time to time as a result of the seasonal requirements of our brands (which have historically been heightened during the first and third quarters), the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders and the timing of accounts receivable collections.

As of April 3, 2010 and January 2, 2010, working capital consisted of the following:

	April 3, 2010	January 2, 2010	Increase (Decrease)
	(In thousands)
Current assets of continuing operations	$12,824	$13,620	$(796)
Current liabilities of continuing operations	7,840	7,749	91

Working capital of continuing operations	4,984	5,871	(887)
Working capital of discontinued operations	(672)	(2,063)	(1,391)

Working capital	$4,312	$3,808	$504

The primary changes in components of working capital were to accounts receivable, inventory, other current assets, income tax receivable, accounts payable and lines of credit, as well as the earn-out revenue and liabilities of discontinued operations.

Accounts Payable

We faced significant working capital constraints during fiscal 2009 as the result of the decline in our sales, expenditures associated with our restructuring, and diminished borrowing capacity under our former Wells Fargo revolving line of credit and the related forbearance agreement. During fiscal 2009, Wells Fargo required us to reduce our debt to them until we refinanced the facility in December 2009. Due to these working capital constraints, we deferred payments on certain obligations beyond the otherwise applicable terms, including payables to our footwear suppliers. As a result, certain vendors placed us on credit hold and required payments of past due amounts as well as advance cash payments before shipping products.

During fiscal 2010, we reduced a number of our past due trade payables with liquidity resulting from the Chambers asset sale, receipt of the $2.0 million refund from the Internal Revenue Service, the availability under our First Community Financial revolving line of credit and our new $800,000 First Community Financial term loan facility. As of May 11, 2010, we had $1.5 million of outstanding accounts payable for continuing operations, including approximately $559,000 which was more than 60 days past due. As of May 11, 2010, we had $375,000 of outstanding accounts payable for discontinued operations, including approximately $258,000 which was more than 60 days past due. As described in more detail below under “Bank Credit Agreement,” as of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for past due payables under our credit facility with First Community Financial which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for past due payables contemplates trade payables based on invoice date, we manage our trade payables based on due date. We plan to continue reducing these obligations in an orderly fashion with liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds.

Inventory

As of April 3, 2010, inventory was $7.6 million compared to $6.7 million as of January 2, 2010. We have increased our on-hand inventory to levels consistent with the seasonality of the business and the current sales trends. We may look to further adjust inventory levels as needed to manage cash flow and adjust to consumer demand.

Accounts Receivable

As of April 3, 2010, accounts receivable was $4.4 million, an increase of $1.1 million, or 33%, over the $3.3 million reported as of January 2, 2010. The increase was a result of higher sales volume during the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.

Income Tax Receivable

After the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted in November 2009, we applied for a refund with the Internal Revenue Service for approximately $2.0 million, which accounted for most of the income tax receivable as of January 2, 2010. We received the refund in the first quarter of fiscal 2010. These funds were applied to increase our liquidity and working capital.

Earn-out Receivable

Since the Chambers closing, we have been collecting on Tandy’s 12 month post-closing earn-out obligation to us. During the first quarter of fiscal 2010, we have recorded $1.2 million of the total $4.1 million in earn-out revenue included in the first nine months of the earn-out period. As of April 3, 2010, we had $466,000 recorded in earn-out receivable, which was included in other current assets of continuing operations. As discussed below, all proceeds from these payments are applied directly to our revolving line of credit, which, in turn, has created availability to reduce trade payables. The earn-out period runs through July 8, 2010.

Discontinued Operations

Since fiscal 2007, we have actively reduced our bank debt through asset sales and by restructuring our operations. During fiscal 2009, we continued this process by exiting the Tommy Bahama business and selling principally all the assets related to the Chambers accessories business. Following the completion of the Chambers asset sale on July 9, 2009, we monetized all of the Chambers accounts receivable. As of April 3, 2010, current liabilities of discontinued operations were $676,000 compared to $2.1 million as of January 2, 2010. Liquidity resulting from our earn-out revenue and income tax refund was used to reduce these liabilities. As of May 11, 2010, we had $375,000 of outstanding accounts payable for discontinued operations, including approximately $258,000 which was more than 60 days past due. We plan to continue reducing these obligations (working capital deficit) in an orderly fashion with liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds.

Bank Credit Agreement

Since fiscal 2007, we have actively reduced our bank debt through asset sales, monetizing working capital of discontinued operations and restructuring continuing operations. Included in our working capital, under total current liabilities, was $3.0 million of outstanding revolving line of credit debt as of April 3, 2010 which remained flat compared to $3.0 million as of January 2, 2010. As of May 11, 2010, we had $2.7 million outstanding and $40,000 in available borrowing capacity under our revolving credit facility.

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

As of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for past due payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for past due payables contemplates trade payables based on invoice date, we manage our trade payables based on due date. As of the end of the first quarter of fiscal 2010, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. Nonetheless, we do not expect that we will be in compliance with this covenant as of the end of May 2010. As a result, we plan to seek an additional waiver from our lender. We also plan to take steps to avoid this anticipated default and maintain compliance in the future by paying down our past due payables with liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds. There can be no assurance that we will be able to avoid this anticipated default or cure any defaults if they occur. There can also be no assurance that the waiver will be granted or the terms and conditions thereof. If we are in default and such a request is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets.

On April 29, 2010, we entered into an Amendment to Accounts Receivable and Inventory Security Agreement (“the Amendment”) with First Community Financial. The Amendment amended and modified a term of the Accounts Receivable and Inventory Security Agreement dated December 4, 2009 among us and First Community Financial. The Eligible Inventory sublimit included in the borrowing base, currently at $700,000, was originally to be reduced by $200,000 per month until such amount reached $300,000. Under the amended term of the Amendment, the definition of Eligible Inventory has been modified by holding the Eligible Inventory sublimit included in the borrowing base constant at $700,000 until December 3, 2010 at which time it shall be reduced by $40,000 per week until such amount reaches $500,000.

On April 29, 2010, we also entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility, the proceeds of which will be used for our ongoing working capital needs. In consideration for the term loan facility, we paid First Community Financial a commitment and funding fee of $16,000.

Borrowings under the term loan facility accrue interest at a rate of 12.00% per annum. Interest on the unpaid balance shall be payable on the 10th day of each month commencing May 10, 2010, and continuing until the entire principal and interest under the note has been paid in full. Principal shall be payable in successive installments in accordance with the following schedule:

•	$20,000 commencing on July 9, 2010 and continuing on the Friday of each week thereafter until August 27, 2010;

•	$48,000 commencing on September 3, 2010 and continuing on the Friday of each week thereafter until October 29, 2010; and

•	$52,000 commencing on November 5, 2010 and continuing on the Friday of each week thereafter until November 26, 2010.

The Accounts Receivable and Inventory Security Agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability under our revolving credit facility and avoid penalties, including a minimum net worth requirement and limitations on our cash collections, accounts receivable turnover and past due payables. Other covenants include, but are not limited to, covenants limiting or restricting our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Accounts Receivable and Inventory Security Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the security interest of First Community Financial, change in control events and material adverse change. The term loan facility also includes various customary obligations and events default with which we have to comply in order to avoid penalties, including repayment defaults, defects in the security interest of First Community Financial and breaches of any representation, warranty or covenant under the Accounts Receivable and Inventory Security Agreement. The occurrence of an event of default could increase the interest rate on our revolving credit facility by 4.0% over the rate otherwise applicable and could result in the acceleration of all of our obligations to First Community Financial with respect to indebtedness, whether under the Accounts Receivable and Inventory Security Agreement, term loan facility or otherwise.

The foregoing descriptions of the Amendment to Accounts Receivable and Inventory Security Agreement and Promissory Note do not purport to be complete and are qualified in their entirety by the full text of each agreement. Copies of the Amendment to Accounts Receivable and Inventory Security Agreement and Promissory Note are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

Economic Outlook

The recent economic environment has resulted in lower consumer confidence. This trend may lead to reduced consumer spending which could affect our net sales and our future profitability. During fiscal 2009, we took actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability. These included: shutting down the Tommy Bahama footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of the certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial. In addition, on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility.

If the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In light of our new $800,000 First Community Financial term loan facility, in the absence of increased sales levels, we may need to pursue a variety of alternatives to avoid delayed or missed inventory shipments and to pay down past due payables in order to regain compliance with the defaulted covenant. These alternatives include continuing to seek the reestablishment of vendor financing and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). We believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but with an adverse impact to our financial performance. Based upon anticipated levels of sales, operations and earn-out revenue, our ability to obtain an additional waiver of an anticipated covenant default and provided that there is no acceleration of our revolving line of credit and term loan credit facility, we believe we have sufficient liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds to fund operations and meet our operating, working capital and investment requirements for the next twelve months.

Cash Flows Provided by (Used in) Operations

Continuing Operations

Net cash flow from operating activities of continuing operations provided $109,000 in the first quarter of fiscal 2010 compared to $1.3 million of net cash used in operating activities of continuing operation in the first quarter of fiscal 2009. These amounts reflect losses from continuing operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from operations in the first quarter of fiscal 2010 were the $2.0 million receipt of an income tax receivable related to the IRS refund discussed in the Liquidity and Capital Resources above and a $632,000 decrease in other current assets, offset by a $683,000 loss from continuing operations, a $855,000 increase in net inventory related to expected seasonal sales volume and a $1.1 million increase in accounts receivable as a result of higher sales volume during the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. Included in other current assets as of April 3, 2010 is $466,000 of earn-out receivable related to the sale of certain Chambers assets.

The primary contributors to cash flow from operations during the first quarter of fiscal 2009 were a $1.5 million increase in accounts payable and accrued expenses due to our working capital constraints and an $881,000 decrease in net inventory due to targeted reduction of inventory levels and closeout sales of primarily HS Trask, offset by $786,000 increase in accounts receivable.

Discontinued Operations

Net cash used in operating activities of discontinued operations in the first quarter of fiscal 2010 was $1.8 million compared to $561,000 in the comparable period of fiscal 2009. These amounts reflect earnings/losses from discontinued operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from discontinued operations in the first quarter of fiscal 2010 was a $1.4 million decrease in accounts payable, accrued expenses and other short term liabilities as we continued to settle the remaining Chambers and Tommy Bahama liabilities. Non-cash adjustments were primarily attributable to the $1.2 million of earn-out revenue offset by the $466,000 earn-out receivable included in continuing operations.

The cash flow from discontinued operations for the first quarter of fiscal 2009 was primarily due to a $3.0 million decrease in net inventory mainly related to the Tommy Bahama divestiture, offset by a $2.5 decrease in accounts payable as we started to wind down the Chambers and the Tommy Bahama businesses.

Cash Flows Provided by (Used in) Investing Activities

Cash flow provided by investing activities during the first quarter of fiscal 2010 was $1.6 million and was comprised of proceeds collected from the Tandy minimum earn-out. We did not experience cash flows from investing activities during the first quarter of fiscal 2009.

Cash Flows Provided by (Used in) Financing Activities

During the first quarter of fiscal 2010, our net cash used in financing activities was $38,000 compared to $1.8 million of net cash provided by financing activities for the first quarter of fiscal 2009. The net cash used in the first quarter of fiscal 2010 was due to payments, in excess of draws, on our revolving line of credit with First Community Financial. The net cash provided by financing activities in the first quarter of fiscal 2009 was due to draws in excess of repayments on our line of credit with Wells Fargo.

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

Critical Accounting Policies

As of April 3, 2010, our critical accounting policies and estimates have not changed materially from those set forth within our latest annual report on Form 10-K.

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors,” below and in our annual report on Form 10-K for the fiscal year ended January 2, 2010, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report on Form 10-Q may not occur.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2010, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have included in Part I, Item 1A of our annual report on Form 10-K for the year ended January 2, 2010 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). As of April 3, 2010, our risk factors have not materially changed from those disclosed in our latest annual report, except as follows:

Default under our secured credit arrangements could result in a foreclosure on our assets by our lender which may result in a loss of your investment.

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial which established a two year revolving credit facility collateralized by all of our personal property. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). As of April 3, 2010, we had $3.0 million outstanding with $516,000 in available borrowing capacity under our revolving credit facility. On April 29, 2010, we also entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility. All of our personal property is pledged as collateral to secure our credit facilities.

Our credit facilities include a number of covenants, including financial covenants. As of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for past due payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. As of the end of the first quarter of fiscal 2010, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We do not expect that we will be in compliance with this covenant as of the end of May 2010. As a result, we plan to seek an additional waiver from our lender. We also plan to take steps to avoid this anticipated default and maintain compliance in the future by paying down our past due payables with liquidity resulting from our ongoing operations, our new $800,000 First Community Financial term loan facility and the Chambers earn-out proceeds. There can be no assurance that we will be able to avoid this anticipated default or cure any defaults if they occur. There can also be no assurance that the waiver will be granted or the terms and conditions thereof. If we are in default and such a request is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets, which may result in a loss of your investment.

Item 3.	Defaults Upon Senior Securities.

As of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for past due payables under our credit facility with First Community Financial as described above in the MD&A under “Bank Credit Agreement” which discussion is incorporated herein by reference.

Item 6.	Exhibits.

See the Exhibit Index below for a description of the documents that are filed as exhibits to this quarterly report on Form 10-Q or incorporated by reference herein. If applicable, any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2010

Phoenix Footwear Group, Inc.

By:	/s/ RUSSELL D. HALL
Russell D. Hall
President and Chief Executive Officer

By:	/s/ DENNIS T. NELSON
Dennis T. Nelson
Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment to Accounts Receivable and Inventory Security Agreement dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank

10.2	$800,000 Promissory Note dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002