Form 10-Q
period 2010-07-03
PHOENIX FOOTWEAR GROUP INC
filed 2010-08-12
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

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

As of August 2, 2010, the number of shares of the registrant’s common stock outstanding was 8,166,191.

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of July 3, 2010 (unaudited) and January 2, 2010	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three and Six Months Ended July 3, 2010 and July 4, 2009 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2010 and July 4, 2009 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4T. Controls and Procedures	21
PART II - OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 6. Exhibits	22
SIGNATURES	23

Part I – Financial Information

Item 1.	Financial Statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	(Unaudited) July 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$436	$356
Accounts receivable (less allowances of $538 and $768 in 2010 and 2009, respectively)	1,904	2,559
Inventories (less provision of $303 and $350 in 2010 and 2009, respectively)	7,005	6,392
Other current assets	1,630	2,108
Income tax receivable	156	2,205
Current assets of discontinued operations	4	13

Total current assets	11,135	13,633
PROPERTY, PLANT AND EQUIPMENT, net	876	1,021
OTHER ASSETS	22	48

TOTAL ASSETS	$12,033	$14,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2,158	$2,956
Accounts payable	2,937	3,124
Accrued expenses	770	1,216
Other current liabilities	456	453
Current liabilities of discontinued operations	245	2,076

Total current liabilities	6,566	9,825
OTHER LONG-TERM LIABILITIES	316	376

Total liabilities	6,882	10,201
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000 shares authorized; 8,383 and 8,383 shares issued and outstanding in 2010 and 2009, respectively	84	84
Additional paid-in-capital	46,100	46,092
Accumulated deficit	(38,190)	(38,831)
Accumulated other comprehensive loss	(200)	(201)
Treasury stock at cost, 217 and 217 shares in 2010 and 2009, respectively	(2,643)	(2,643)

Total stockholders’ equity	5,151	4,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,033	$14,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share data)

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$3,779	$3,961	$9,672	$10,052
Cost of goods sold	3,041	3,443	6,857	7,467

Gross profit	738	518	2,815	2,585
Operating expenses:
Selling, general and administrative	1,767	2,480	4,458	6,262
Other expense, net	—	—	—	1,018

Total operating expenses	1,767	2,480	4,458	7,280

Operating loss	(1,029)	(1,962)	(1,643)	(4,695)
Interest expense, net	75	135	136	151

Loss before income taxes and discontinued operations	(1,104)	(2,097)	(1,779)	(4,846)
Income tax expense (benefit)	(8)	37	—	9

Loss from continuing operations	(1,096)	(2,134)	(1,779)	(4,855)
Earnings (loss) from discontinued operations, net of tax (including net gain (loss) on sale of $1,201 and $(1,495) and $2,534 and $(1,531) for the three and six months ended July 3, 2010 and July 4, 2009, respectively)	1,297	(2,981)	2,420	(3,222)

Net earnings (loss)	$201	$(5,115)	$641	$(8,077)

Net earnings (loss) per share, basic and diluted:
Continuing Operations	$(0.13)	$(0.26)	$(0.22)	$(0.59)
Discontinued Operations	0.16	(0.37)	0.30	(0.40)

Net earnings (loss)	$0.03	$(0.63)	$0.08	$(0.99)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,166	8,166	8,166	8,166

Net earnings (loss)	$201	$(5,115)	$641	$(8,077)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of zero income taxes	(26)	68	1	55

Comprehensive earnings (loss)	$175	$(5,047)	$642	$(8,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Six Months Ended
	July 3, 2010	July 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$641	$(8,077)
Earnings (loss) from discontinued operations	2,420	(3,222)

Loss from continuing operations	(1,779)	(4,855)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	145	173
Provision for losses on accounts receivable	(230)	(105)
Loss on disposal of property and equipment	—	2
Non-cash stock-based compensation	8	8
Amortization of deferred debt issuance costs	31	151
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	886	813
Inventories, net	(612)	3,061
Other assets	457	(362)
Other non-current assets	—	93
Income taxes receivable	2,049	34
Increase (decrease) in:
Accounts payable	(187)	588
Accrued expenses	(443)	421
Other long-term liabilities	(60)	(2)
Income taxes payable	—	(74)

Net cash provided by (used in) operating activities from continuing operations	265	(54)
Earnings (loss) from discontinued operations, net of tax (including net gain (loss) on sale of $2,534 and $(1,531), respectively)	2,420	(3,222)
Adjustments to reconcile earnings (loss) from discontinued operations to net cash (used in) provided by operating activities:	(4,895)	6,327

Net cash (used in) provided by operating activities from discontinued operations	(2,475)	3,105

Net cash (used in) provided by operating activities	(2,210)	3,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(28)
Proceeds from sale of discontinued operations	3,073	—

Net cash provided by (used in) investing activities	3,073	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	10,486	26,503
Repayments of notes payable and line of credit	(11,284)	(29,835)
Debt issuance costs	16	—

Net cash (used in) provided by financing activities	(782)	(3,332)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	9

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	80	(300)
CASH AND CASH EQUIVALENTS — Beginning of period	356	456

CASH AND CASH EQUIVALENTS — End of period	$436	$156

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

Reclassifications

Certain reclassifications have been made to the July 4, 2009 financial statements to conform to the classifications used in the period ended July 3, 2010 financial statements. In addition, in our quarterly report on Form 10-Q for the period ended July 4, 2009, we correctly reported consolidated net cash used in operating activities; however, we incorrectly classified our net cash flows from operating activities between discontinued operations and continuing operations. Below are the amounts as previously reported and as properly classified:

	Previously Reported As Properly Classified Six Months Ended
	July 4, 2009	July 4, 2009
	(In thousands)
Net cash used in operating activities from continuing operations	$(3,276)	$(54)
Net cash provided by operating activities from discontinued operations	6,327	3,105

Net cash provided by operating activities	$3,051	$3,051

These reclassifications had no effect on previously reported results of operations or equity.

Change in Accounting Estimate

We account for any change in accounting estimate in the period of change if the change affects that period only or in the period of change and future periods if the change affects both. Accrued sales tax, which is included in accrued expenses, was $690,000 as of January 3, 2010. Based on new information, we had a change in estimate relating to the accrual during the second quarter of fiscal 2010 whereby we determined the estimated accrual is $295,000. The net decrease of $395,000 is reflected in selling, general and administrative expenses. Differences between actual results and our assumptions or changes in our assumptions in future periods are recorded in the period they become known.

Accounting Period

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 2, 2010 as “fiscal 2009,” the fiscal year ending January 1, 2011 as “fiscal 2010,” and the fiscal year ending December 31, 2011 as “fiscal 2011.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009, fiscal 2010 and fiscal 2011 each include 52 weeks. Accordingly, the quarters ended July 3, 2010 and July 4, 2009 each consisted of 13 weeks.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses, our revolving credit facility and our term loan. The carrying amount of cash, cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximates fair value due to the relatively short maturity of such instruments. The carrying amount of our short-term borrowings outstanding under the revolving credit facility approximates its fair value based upon current rates and terms available to us for similar debt. The carrying amount of our short-term borrowings outstanding under the term loan facility approximates its fair value due to its short term maturity and terms available to us for similar debt.

2.	GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial which established a two year revolving credit facility. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). Our credit facility includes a number of covenants, including financial covenants. As of April 3, 2010, we were in default of the financial covenant for aging of payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for aging of payables contemplates trade payables based on invoice date, we manage our trade payables based on due date. At that time, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We have regained compliance with this covenant as of July 3, 2010; however, we may default again in the future. If such default were to occur, we would seek an additional waiver from our lender. Additionally, the severe global recession has been challenging during the past eighteen months and has dramatically affected our business as it is dependent on consumer demand for our products. During this time, we have faced significant working capital constraints as the result of the decline in our sales, expenditures and obligations associated with our restructuring and diminished borrowing capacity. These factors together with our net losses and negative cash flows during the past three fiscal years raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2009, we took actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability. These included: shutting down the Tommy Bahama footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial. In addition, on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility. Based upon our anticipated levels of sales and operations, our ability to obtain an additional waiver of an anticipated covenant default and provided that there is no acceleration of our revolving line of credit and term loan credit facility, we believe we have sufficient liquidity resulting from our ongoing operations to fund operations and meet our operating, working capital and investment requirements for the next twelve months.

        We plan to take steps to avoid anticipated future default and maintain compliance by paying down our past due payables with liquidity resulting from our ongoing operations. There can be no assurance that we will be able to avoid future default or cure any defaults if they occur. There can also be no assurance that a waiver will be granted or the terms and conditions thereof. If a default was to occur, and a request for waiver is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets. Additionally, we cannot assure you that we will achieve our overall goal or that the targeted benefits from our restructuring actions will be adequate in that regard. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our sales and profitability. Accordingly, if the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In the absence of increased sales levels, we may need to pursue a variety of alternatives to avoid delayed or missed inventory shipments and to pay down past due payables in order to maintain compliance with the covenant. These alternatives include continuing to seek the reestablishment of vendor financing and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). We believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but with an adverse impact to our financial performance.

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

Chambers

On July 9, 2009, we sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of the assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of Chambers’ private label and Wrangler brand businesses. Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid us, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy is obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market (“earn-out”), less an $150,000 adjustment provided per the earn-out provisions of the purchase agreement as Tandy reached the predetermined earn-out milestone and less $430,000 of prepaid earn-out received at closing. As of July 3, 2010, we have recorded $5.4 million of earn-out revenue, which includes substantially all of the twelve month earn-out period, of which $1.2 million and $1.3 million was recognized in the first and second quarters of fiscal 2010, respectively. As of July 3, 2010, we had $294,000 recorded in earn-out receivable (net of the $150,000 earn-out adjustment discussed above), which was included in other current assets of continuing operations. This, along with the remaining July 2010 earn-out will be netted against the $430,000 of prepaid-earn-out received at closing, which was included in other current liabilities of continuing operations. The balances will be settled in the third quarter of fiscal 2010. Chambers has collected or written off all of its accounts receivable and is in the process of settling its accounts payable.

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

Presentation of Discontinued Operations

The following table summarizes the results of the Tommy Bahama and Chambers Belt Company businesses for the three and six months ended July 3, 2010 and July 4, 2009:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(In thousands)
Net sales	$—	$7,010	$—	$17,471
Cost of goods sold, operating expenses and other	36	9,991	114	20,693
Net gain on sale	1,333	—	2,534	—

Earnings (loss) from discontinued operations	$1,297	$(2,981)	$2,420	$(3,222)

The net gain on sale in the first and second quarters of fiscal 2010 is comprised of the earn-out revenue described above.

Interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three and six months ended July 3, 2010, no interest expense was allocated to discontinued operations. During the three and six months ended July 4, 2009, interest expense allocated to discontinued operations was $152,000 and $332,000, respectively.

Assets and liabilities of the Tommy Bahama and Chambers businesses included in the Condensed Consolidated Balance Sheets are summarized as follows:

	July 3, 2010	January 2, 2010
	(In thousands)
Assets
Accounts receivable, net	$—	$8
Other current assets	4	5

Total Current Assets	$4	$13

Liabilities
Accounts payable	198	1,785
Accrued liabilities	47	62
Other current liabilities	—	229

Total Current Liabilities	$245	$2,076

Cash flows from operating activities of discontinued operations are summarized in the Condensed Consolidated Statements of Cash Flows. Included in those amounts are $4.9 million and $6.3 million of adjustments to reconcile income (loss) from discontinued operations to net cash (used in) provided by operating activities for the six months ended July 3, 2010 and July 4, 2009, respectively.

The adjustment of $4.9 million for the first six months of fiscal 2010 is primarily comprised of a $1.8 million decrease in accounts payable, accrued expenses and other short term liabilities as we continued to settle the Chambers and Tommy Bahama liabilities and $3.1 million of cash collected from the earn-out.

The adjustment of $6.3 million for the first six months of fiscal 2009 is primarily comprised of a $2.3 million decrease in net accounts receivable, a $5.5 million decrease in net inventory and a $540,000 decrease in other current assets mainly related to the Tommy Bahama and Chambers businesses, offset by a $2.1 decrease in accounts payable, accrued expenses and other short term liabilities and a $149,000 decrease in long term liabilities.

4.	COMMITMENTS AND CONTINGENCIES

We occasionally become involved in litigation arising from the normal course of business, and management is unable to determine the extent of any liability that may arise from unanticipated future litigation.

5.	DEBT

Accounts Receivable and Inventory Security Agreement

In June 2008, we entered into a Credit and Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), which was subsequently terminated in December 2009, for a three year revolving line of credit and letters of credit collateralized by all of our assets. We defaulted under this credit agreement as of September 27, 2008 and operated in default of it until it was paid off in December 2009.

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

The Accounts Receivable and Inventory Security Agreement includes various financial and other covenants with which we have to comply in order to maintain borrowing availability and avoid penalties, including a minimum net worth requirement and limitations on our cash collections, accounts receivable turnover and aging of payables. Other covenants include, but are not limited to, covenants limiting or restricting our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates or prepay certain indebtedness. The Accounts Receivable and Inventory Security Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the security interest of First Community Financial, change in control events and material adverse change. The occurrence of an event of default could increase the interest rate by 4.0% over the rate otherwise applicable and could result in the acceleration of all of our obligations to First Community Financial with respect to indebtedness, whether under the Accounts Receivable and Inventory Security Agreement or otherwise.

As of April 3, 2010, we were in default of the financial covenant for aging of payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for aging of payables contemplates trade payables based on invoice date, we manage our trade payables based on due date. At that time, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We have regained compliance with this covenant as of July 3, 2010; however, we may default again in the future. If such default were to occur, we would seek an additional waiver from our lender. There can be no assurance that we will be able to avoid future default or cure any defaults if they occur. There can also be no assurance that a waiver will be granted or the terms and conditions thereof. If a default was to occur, and a request for waiver is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets.

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

The Promissory Note includes various customary obligations and events of default with which we have to comply in order to avoid penalties, including repayment defaults, defects in the security interest of First Community Financial and breaches of any representation, warranty or covenant under the Accounts Receivable and Inventory Security Agreement. In addition, the term loan facility is collateralized by all of our personal property and guaranteed by us in accordance with the Accounts Receivable and Inventory Security Agreement.

As of July 3, 2010 and January 2, 2010, debt consisted of the following:

	July 3, 2010	January 2, 2010
	(In thousands)
Revolving line of credit with First Community Financial; secured by all of our personal property; interest payable monthly and bore a rate of 6.0% and 6.0% in 2010 and 2009, respectively	$1,358	$2,956
Term loan facility with First Community Financial; secured by all of our personal property; interest payable monthly and bore a rate of 12% in 2010	800	—

Total short-term borrowings	$2,158	$2,956

As of July 3, 2010, we had $602,000 in available borrowing capacity under our revolving credit facility.

In connection with our credit facilities with First Community Financial, we have capitalized $121,000 of debt issuance costs which will be amortized into interest expense over the term of the respective credit facility. As of July 3, 2010, the remaining debt issuance costs of $64,000 and $22,000 were included in other current assets and other assets, respectively.

6.	STOCK-BASED COMPENSATION

Under the 2001 Long-Term Incentive Plan of Phoenix Footwear Group, Inc., we may grant stock options, stock appreciation rights, stock awards and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. Shares available for future grants of stock-based awards totaled 2.0 million as of July 3, 2010.

At July 3, 2010, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	295	—
Service-based restricted stock rights	13	12
Performance-based restricted stock rights	—	50

Total outstanding stock-based awards	308	62

Total stock-based compensation expense recognized for the three and six months ended July 3, 2010 and July 4, 2009 was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(In thousands)
Selling, general and administrative	$4	$4	$8	$8

Pre-tax stock-based compensation expense	4	4	8	8
Income tax benefit	—	—	—	—

Total stock-based compensation expense	$4	$4	$8	$8

Options

In general, options become exercisable over either a two- or three-year period from the grant date and expire 10 years after the date of grant. The fair value of each option award is estimated on the date of the grant using the Black-Scholes-Merton option pricing model. Expected volatility is based on both historical and implied volatilities of our stock price. We use historical data to estimate an option’s expected life; the expected life for grants to senior management-level employees and other employees are considered separately for valuation purposes. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of the grant. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

We did not grant stock option awards or modify any outstanding stock options during the first half of fiscal 2010 or fiscal 2009. Options outstanding and exercisable under these arrangements totaled 295,000 as of July 3, 2010. There was no remaining unrecognized compensation cost related to unvested stock option awards as of July 3, 2010.

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

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. As of July 3, 2010, we have assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

As of July 3, 2010, the total compensation cost related to unvested stock-based awards granted to non-employee directors but not yet recognized, excluding performance-based awards, was approximately $1,000. This cost will be amortized using the straight-line method over a weighted-average period of approximately 0.1 years and will be adjusted for subsequent changes in estimated forfeitures.

7.	OTHER EXPENSE, NET

For the three and six months ended July 4, 2009, other expense was $0 and $1.0 million, respectively, and consisted of severances related to the elimination of 13 managerial and support positions (excluded the severances specifically related to discontinued operations). The unpaid balance of $39,000 as of January 2, 2010 was paid in the first quarter of fiscal 2010.

8.	INCOME TAXES

We use the asset and liability method of accounting for income taxes, in accordance with ASC 740-10 (formerly SFAS 109), which requires that we recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of July 3, 2010 and January 2, 2010, we had a full valuation allowance on our deferred tax assets.

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

Options and stock rights outstanding to purchase 669,000 and 803,000 shares of common stock were excluded from the computation of diluted earnings per share for the reported periods ending July 3, 2010 and July 4, 2009, respectively, because their inclusion would have been anti-dilutive.

Vested warrants outstanding to purchase 50,000 shares of common stock were excluded from the computation of diluted earnings per share during 2009 because their inclusion would have been anti-dilutive. These warrants expired on July 18, 2009.

10.	RELATED PARTIES

Prior to the sale of the Chambers accessories business in July 2009, we provided raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provided production related services to convert these raw materials into finished goods for us. The former Executive Vice President of Sales of our Chambers accessories business, who was a former principal of Chambers Belt prior to our 2005 acquisition of the brand, owned an equity interest in Maquiladora Chambers de Mexico, S.A while employed by us. As of July 4, 2009, no amount was due to Maquiladora Chambers de Mexico, S.A. During the three and six months ended July 4, 2009, the Company purchased a total of $538,000 and $995,000, respectively, in production related services from Maquiladora Chambers de Mexico, S.A. Those production related services are included in discontinued operations.

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

The following discussion provides information and analysis of our results of operations for the 13 and 26 week periods ended July 3, 2010 (hereinafter referred to as “the second quarter of fiscal 2010” and “the first half of fiscal 2010”, respectively) and the 13 and 26 week periods ended July 4, 2009 (hereinafter referred to as “the second quarter of fiscal 2009” and “the first half of fiscal 2009”, respectively) and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included elsewhere herein.

General

Phoenix Footwear Group, Inc. specializes in quality comfort women’s and men’s footwear. We design, develop, market and sell footwear in a wide range of sizes and widths under the brands Trotters®, SoftWalk®, and H.S. Trask®. We have been engaged in the manufacture or importation and sale of quality footwear since 1882.

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

Fiscal 2010 Financial Overview

Continuing Operations. We continue to realize the positive effects from the restructuring and divestiture activities completed in fiscal 2009. Our net sales for the first half of fiscal 2010 were $9.7 million, a decrease of $380,000, or 4%, compared to net sales of $10.1 million in the first half of fiscal 2009. Loss from continuing operations was $1.8 million, a decrease of $3.1 million, or 63%, from loss from continuing operations of $4.9 million in the first half of fiscal 2009.

Our working capital (excluding discontinued operations) was $4.8 million as of July 3, 2010, a decrease of $1.1 million from the working capital of $5.9 million as of January 2, 2010. Our bank debt of $2.2 million represents a $798,000 decrease in the first half of fiscal 2010 compared to bank debt as of January 2, 2010 of $3.0 million; however, as of July 3, 2010, we had $602,000 in available borrowing capacity under our revolving credit facility compared to $143,000 as of January 2, 2010. On April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility.

Discontinued Operations. In fiscal 2009, we exited the Chambers and Tommy Bahama businesses and classified both as discontinued operations. Earnings from discontinued operations in the first half of fiscal 2010 were $2.4 million, an increase of $5.6 million compared to a loss of $3.2 million in the first half of fiscal 2009. Earnings in fiscal 2010 were comprised primarily of earn-out receipts in connection with the sales of certain Chambers assets to Tandy. As of July 3, 2010, we have recorded $5.4 million of earn-out revenue, which includes substantially all of the twelve month earn-out period, of which $2.5 million was recognized in the first half of fiscal 2010.

Although all operations of the Chambers and Tommy Bahama businesses ceased in fiscal 2009, we are continuing to wind down these businesses. Current liabilities of discontinued operations were $245,000 as of July 3, 2010, a decrease of $1.8 million, compared to $2.1 million as of January 2, 2010. We have collected substantially all of the Chambers earn-out payments under the contract.

Net Earnings Per Share. Net earnings per share for the first half of fiscal 2010 were $0.08, a $1.07 improvement over the net loss per share of $0.99 for the first half of fiscal 2009.

Results of Operations

Comparison of the Three Months Ended July 3, 2010 to the Three Months Ended July 4, 2009

The following table sets forth selected consolidated operating results stated in dollars and as a percentage of net sales:

	Three Months Ended
	July 3, 2010		July 4, 2009		Increase (Decrease)
	(In thousands)
Net sales	$3,779	100%	$3,961	100%	$(182)	(5)%
Cost of goods sold	3,041	80%	3,443	87%	(402)	(12)%

Gross profit	738	20%	518	13%	220	42%
Operating expenses:
Selling, general and administrative	1,767	47%	2,480	63%	(713)	(29)%

Total operating expenses	1,767	47%	2,480	63%	(713)	(29)%

Operating loss	(1,029)	(27)%	(1,962)	(50)%	(933)	(48)%
Interest expense, net	75	2%	135	3%	(60)	(44)%

Loss before income taxes and discontinued operations	(1,104)	(29)%	(2,097)	(53)%	(993)	(47)%
Income tax expense (benefit)	(8)	—%	37	1%	(45)	* %

Loss from continuing operations	(1,096)	(29)%	(2,134)	(54)%	(1,038)	(49)%
Earnings (loss) from discontinued operations	1,297	34%	(2,981)	(75)%	4,278	* %

Net earnings (loss)	$201	5%	$(5,115)	* %	$5,316	* %

*	Greater than 100%

Net Sales

Net sales from continuing operations decreased $182,000, or 5%, to $3.8 million in the second quarter of fiscal 2010 compared to $4.0 million in the second quarter of fiscal 2009. During the quarter, net sales of our Trotters brand increased by 10% while SoftWalk and H.S. Trask declined 17% and 47%, respectively. The overall decrease in net sales was attributable to decreases in reorders as many of our retailers continued to manage their inventories conservatively. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of the H.S. Trask product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. Due to limited working capital resources, we have been unable as of yet to implement the strategies previously developed.

Gross Profit

Gross profit from continuing operations increased by $220,000 to $738,000 in the second quarter of fiscal 2010 compared to $518,000 in the second quarter of fiscal 2009. Gross profit as a percentage of net sales, or gross margin, increased to 20% in the second quarter of fiscal 2010 from 13% in the second quarter of fiscal 2009. The increase in gross margin allowed us to realize a greater gross profit on reduced sales when compared to the second quarter of fiscal 2009. The increase in gross margin was primarily the result of better inventory management, which resulted in fewer closeout sales.

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

Operating Expenses

Selling, general and administrative expenses, or SG&A, decreased $713,000, or 29%, to $1.8 million in the second quarter of fiscal 2010 compared to $2.5 million in the second quarter of fiscal 2009. SG&A as a percentage of net sales was 47% for the second quarter of fiscal 2010, compared to 63% for the second quarter of fiscal 2009. The decrease results from a significant restructuring effort aimed at driving efficiency and cost control throughout the organization that was implemented primarily during the first quarter of fiscal 2009. Specifically, the savings in the second quarter of fiscal 2010 are made up of a $235,000 decrease in compensation and employee benefits resulting from planned headcount reductions and a $100,000 decrease in bank fees. In addition, we decreased accrued liabilities in the amount of $395,000 to reflect a change in estimate relating to a sales tax accrual.

SG&A consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising, salaries, wages and related taxes, various overhead costs associated with our corporate staff, professional fees related to both legal and accounting, insurance, and depreciation, amongst other expenses. Our distribution network related costs are included in SG&A (except those costs specifically included in cost of goods sold above).

Interest Expense

Interest expense from continuing operations decreased $60,000, or 44%, to $75,000 in the second quarter of fiscal 2010 compared to $135,000 for the second quarter of fiscal 2009. In the second quarter of fiscal 2010, interest expense included interest incurred from our revolving line of credit and term loan with First Community Financial and the amortization of the associated deferred financing costs. In the second quarter of fiscal 2009, interest expense included the write off of $124,000 in debt issuance costs related to the modification of the revolving line of credit with our then lender, Wells Fargo Bank, National Association (“Wells Fargo”). Interest incurred on this former revolving line of credit was included in discontinued operations.

Income (loss) from Discontinued Operations

Earnings from discontinued operations were $1.3 million in the second quarter of fiscal 2010 compared to a loss of $3.0 million in the second quarter of fiscal 2009. Discontinued operations in the second quarter of 2010 included the earn-out revenue recognized in connection with the sales of certain Chambers assets to Tandy. On a monthly basis, Tandy is obligated to pay us 21.5% of the net revenue that it recognizes from sales through July 9, 2010 of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market. Discontinued operations in the second quarter of fiscal 2009 primarily consisted of the operating results of the Chambers business and the costs associated with winding down its business. These costs included severance charges and non-cash write-offs of inventory, fixed assets and other assets.

Comparison of the Six Months Ended July 3, 2010 to the Six Months Ended July 4, 2009

The following table sets forth selected consolidated operating results stated in dollars and as a percentage of net sales:

	Six Months Ended
	July 3, 2010		July 4, 2009		Increase (Decrease)
	(In thousands)
Net sales	$9,672	100%	$10,052	100%	$(380)	(4)%
Cost of goods sold	6,857	71%	7,467	74%	(610)	(8)%

Gross profit	2,815	29%	2,585	26%	230	9%
Operating expenses:
Selling, general and administrative	4,458	46%	6,262	62%	(1,804)	(29)%
Other expense, net	—	—%	1,018	10%	(1,018)	(100)%

Total operating expenses	4,458	46%	7,280	72%	(2,822)	(39)%

Operating loss	(1,643)	(17)%	(4,695)	(47)%	(3,052)	(65)%
Interest expense, net	136	1%	151	2%	(15)	(10)%

Loss before income taxes and discontinued operations	(1,779)	(18)%	(4,846)	(48)%	(3,067)	(63)%
Income tax expense (benefit)	—	—%	9	—%	(9)	(100)%

Loss from continuing operations	(1,779)	(18)%	(4,855)	(48)%	(3,076)	(63)%
Earnings (loss) from discontinued operations	2,420	25%	(3,222)	(32)%	5,642	* %

Net earnings (loss)	$641	7%	$(8,077)	(80)%	$8,718	* %

*	Greater than 100%

Net Sales

Net sales from continuing operations decreased $380,000, or 4%, to $9.7 million in the first half of fiscal 2010 compared to $10.1 million in the first half of fiscal 2009. During the first half of the year, net sales of our Trotters brand increased by 15% while SoftWalk and H.S. Trask declined 4% and 70%, respectively. The overall decrease in net sales was primarily attributable to decreases in reorders as many of our retailers continued to manage their inventories conservatively. In addition, in the first quarter of fiscal 2009, a substantial amount of H.S. Trask inventory was sold at below cost in order to generate cash flow and in an effort to purge slow moving and discontinued styles, generating net sales much greater than normal as a percentage of total sales. Net sales of the H.S. Trask brand made up approximately 4% of our consolidated net sales in the first half of fiscal 2010 compared to approximately 14% in the first half of fiscal 2009. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of the H.S. Trask product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. Due to limited working capital resources, we have been unable as of yet to implement the strategies previously developed.

Gross Profit

Gross profit from continuing operations increased by $230,000 to $2.8 million in the first half of fiscal 2010 compared to $2.6 million in the first half of fiscal 2009. Gross profit as a percentage of net sales, or gross margin, increased to 29% in the first half of fiscal 2010 from 26% in the first half of fiscal 2009. The increase in gross margin allowed us to realize nearly the same gross profit on reduced sales when compared to the first half of fiscal 2009. The increase in gross margin was primarily the result of better inventory management, which resulted in fewer closeout sales.

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

Operating Expenses

Total operating expenses from continuing operations decreased $2.8 million, or 39%, to $4.5 million in the first half of fiscal 2010 compared to $7.3 million in the first half of fiscal 2009.

Selling, general and administrative expenses, or SG&A, decreased $1.8 million, or 29%, to $4.5 million in the first half of fiscal 2010 compared to $6.3 million in the first half of fiscal 2009. SG&A as a percentage of net sales was 46% for the first half of fiscal 2010, compared to 62% for the first half of fiscal 2009. The decrease results from a significant restructuring effort aimed at driving efficiency and cost control throughout the organization that was implemented primarily during the first quarter of fiscal 2009. Specifically, the savings are made up of a $489,000 decrease in compensation and employee benefits resulting from planned headcount reductions, a $336,000 decrease in professional fees and consulting costs as the result of reducing the utilization of outside services, a $100,000 decrease in bank fees and a $374,000 decrease in selling expenses, which was a result of eliminating certain tradeshow activities, reducing customer advertising support, eliminating direct to consumer catalogues and reducing sales sample purchases. In addition, we decreased accrued liabilities in the amount of $395,000 to reflect a change in estimate relating to a sales tax accrual.

SG&A consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising, salaries, wages and related taxes, various overhead costs associated with our corporate staff, professional fees related to both legal and accounting, insurance, and depreciation, amongst other expenses. Our distribution network related costs are included in SG&A (except those costs specifically included in cost of goods sold above).

“Other expense, net” was a total net expense of $1.0 million in the first half of fiscal 2009, which was comprised of the severance charges related to our reorganization in the first quarter of fiscal 2009. These charges did not include the severances specifically related to discontinued operations. There were no such expenses in fiscal 2010.

Interest Expense

Interest expense from continuing operations decreased $15,000, or 10%, to $136,000 in the second half of fiscal 2010 compared to $151,000 for the second half of fiscal 2009. In the first half of fiscal 2010, interest expense related to our revolving line of credit and term loan with First Community Financial and included interest incurred on our revolving line of credit and term loan and the amortization of the associated deferred financing costs. In the first half of fiscal 2009, interest expense included the write off of $124,000 in debt issuance costs related to the modification of the revolving line of credit with our then lender, Wells Fargo. Interest incurred on this former revolving line of credit has been included in discontinued operations.

Income (loss) from Discontinued Operations

Earnings from discontinued operations in the first half of fiscal 2010 were $2.4 million compared to a loss of $3.2 million in the first half of fiscal 2009. Discontinued operations in the first half of 2010 included the earn-out revenue recognized in connection with the sales of certain Chambers assets to Tandy. On a monthly basis, Tandy is obligated to pay us 21.5% of the net revenue that it recognizes from sales through July 9, 2010 of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market. Discontinued operations in the second half of fiscal 2009 reflected the operating results of the Chambers business and included the costs of winding down the Chambers and Tommy Bahama businesses, including severance charges and non-cash write-offs of inventory, fixed assets and other assets.

Liquidity and Capital Resources

Our principal capital uses have been reducing bank debt and working capital needs. Our principal liquidity sources historically have been internally generated funds, trade credit and bank borrowings to finance our operations. In addition, we sold several of our operating divisions which generated significant amounts of additional funds during fiscal 2007, fiscal 2008, fiscal 2009, and the first half of fiscal 2010. During 2010 our principal sources of cash have been the receipt of an IRS refund, the collection of the Tandy earn-out and borrowing on our term loan. These funds have been used to reduce our bank debt and satisfy other obligations.

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

During fiscal 2009, we principally used our cash flow and capital resources to fund operating losses and reduce bank debt. Our principal liquidity sources used to fund operating losses was a reduction of working capital from continuing operations, trade credit through a portion of fiscal 2009 and reborrowings under our revolving line of credit. In addition, we sold several of our operating divisions which generated significant amounts of excess cash that was used to reduce our bank debt and satisfy other obligations during fiscal 2007, fiscal 2008, fiscal 2009 and the first half of fiscal 2010.

We currently fund our operations with cash generated by operating activities and borrowings from our revolving line of credit and term loan credit facilities. Many of our footwear suppliers currently do not provide us credit for inventory purchases and therefore, when purchasing inventory we must make cash deposits or provide cash collateralized trade letters of credit. This advance payment practice has had a negative impact on our required working capital. Factory prepayments combined with cash collateralized letters of credit totaled $754,000 as of July 3, 2010 compared to $802,000 as of January 2, 2010. We are currently seeking to reestablish credit with all vendors; however, there can be no assurance that we will be successful in doing so or of when we may obtain it.

Our working capital varies from time to time as a result of the seasonal requirements of our brands (which have historically been heightened during the first and third quarters), the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders and the timing of accounts receivable collections.

As of July 3, 2010 and January 2, 2010, working capital consisted of the following:

	July 3, 2010	January 2, 2010	Increase (Decrease)
	(In thousands)
Current assets of continuing operations	$11,131	$13,620	$(2,489)
Current liabilities of continuing operations	6,321	7,749	(1,428)

Working capital of continuing operations	4,810	5,871	(1,061)
Working capital of discontinued operations	(241)	(2,063)	1,822

Working capital	$4,569	$3,808	$761

The primary changes in the components of working capital were to accounts receivable, inventory, other current assets, income tax receivable, accounts payable and lines of credit, as well as the earn-out revenue and liabilities of discontinued operations.

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

During fiscal 2010, we reduced a number of our past due trade payables with liquidity resulting from the Chambers asset sale, receipt of the $2.0 million refund from the Internal Revenue Service, the availability under our First Community Financial revolving line of credit and our new $800,000 First Community Financial term loan facility. As of August 2, 2010, we had $1.7 million of outstanding accounts payable for continuing operations, including approximately $450,000 which was more than 60 days past due. As of August 2, 2010, we had $113,000 of outstanding accounts payable for discontinued operations, a majority of which was more than 60 days past due. As described in more detail below under “Bank Credit Agreement,” as of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for aging of payables under our credit facility with First Community Financial which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date.

As of April 3, 2010, we were in default of the financial covenant for past due payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. We have regained compliance with this covenant as of July 3, 2010; however, we may default again in the future. If such default were to occur, we would seek an additional waiver from our lender. We also plan to take steps to avoid future default and maintain compliance by paying down our payables with liquidity resulting from our ongoing operations.

Inventory

As of July 3, 2010, gross inventory was $7.3 million compared to $6.7 million as of January 2, 2010. We have increased our on-hand inventory to levels consistent with the seasonality of the business and the current sales trends. We may look to further adjust inventory levels as needed to manage cash flow and adjust to consumer demand.

Accounts Receivable

As of July 3, 2010, gross accounts receivable was $2.4 million, a decrease of $900,000, or 27%, from the $3.3 million reported as of January 2, 2010. The decrease was a result of lower sales volume during the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010.

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

Earn-out Receivable

Tandy is obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market (“earn-out”), less an $150,000 adjustment provided per the earn-out provisions of the purchase agreement as Tandy reached the predetermined earn-out milestone and less $430,000 of prepaid earn-out received at closing. Since the Chambers closing, we have been collecting on Tandy’s 12 month post-closing earn-out obligation to us. The earn-out period ran through July 9, 2010. As of July 3, 2010, we have recorded $5.4 million of earn-out revenue, which includes substantially all of the twelve month earn-out period, of which $2.5 million was recognized in the first half of fiscal 2010. As of July 3, 2010, we had $294,000 recorded in earn-out receivable (net of the $150,000 earn-out adjustment discussed above), which was included in other current assets of continuing operations. This, along with the remaining July 2010 earn-out will be netted against the $430,000 of prepaid-earn-out received at closing, which was included in other current liabilities of continuing operations. The balances will be settled in the third quarter of fiscal 2010. As discussed below, all proceeds from these payments are applied directly to our revolving line of credit, which, in turn, has created availability to reduce trade payables.

Discontinued Operations

Since fiscal 2007, we have actively reduced our bank debt through asset sales and by restructuring our operations. During fiscal 2009, we continued this process by exiting the Tommy Bahama business and selling principally all the assets related to the Chambers accessories business. Following the completion of the Chambers asset sale on July 9, 2009, we monetized all of the Chambers accounts receivable. As of July 3, 2010, current liabilities of discontinued operations were $245,000 compared to $2.1 million as of January 2, 2010. Liquidity resulting from our earn-out revenue and income tax refund was used to reduce these liabilities. We plan to continue reducing these obligations (working capital deficit) in an orderly fashion with liquidity resulting from our ongoing operations.

Bank Credit Agreement

Since fiscal 2007, we have actively reduced our bank debt through asset sales, monetizing working capital of discontinued operations and restructuring continuing operations. Included in our working capital, under total current liabilities, was $2.2 million of outstanding revolving line of credit debt as of July 3, 2010, which represents a decrease of $800,000 from $3.0 million as of January 2, 2010. As of August 2, 2010, we had $2.2 million outstanding and $110,000 in available borrowing capacity under our revolving credit facility.

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

As of April 3, 2010, we were in default of the financial covenant for aging of payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for aging of payables contemplates trade payables based on invoice date, we manage our trade payables based on due date. At that time, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We have regained compliance with this covenant as of July 3, 2010; however, we may default again in the future. If such default were to occur, we would seek an additional waiver from our lender. There can be no assurance that we will be able to avoid future default or cure any defaults if they occur. There can also be no assurance that a waiver will be granted or the terms and conditions thereof. If a default was to occur, and a request for waiver is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets.

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

On April 29, 2010, we also entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility, the proceeds of which were used for our ongoing working capital needs. In consideration for the term loan facility, we paid First Community Financial a commitment and funding fee of $16,000.

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

If the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In the absence of increased sales levels, we may need to pursue a variety of alternatives to avoid delayed or missed inventory shipments and to pay down payables in order to maintain compliance with the financial covenant for aging of payables. These alternatives include continuing to seek the reestablishment of vendor financing and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). We believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but with an adverse impact to our financial performance. Based upon anticipated levels of sales and operations, our ability to obtain a waiver if future covenant default were to occur and provided that there is no acceleration of our revolving line of credit and term loan credit facility, we believe we have sufficient liquidity resulting from our ongoing operations to fund operations and meet our operating, working capital and investment requirements for the next twelve months.

Cash Flows Provided by (Used in) Operations

Continuing Operations

Net cash flow from operating activities of continuing operations provided $265,000 in the first half of fiscal 2010 compared to $54,000 of net cash used in operating activities of continuing operations in the first half of fiscal 2009. These amounts reflect losses from continuing operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from operations in the first half of fiscal 2010 were the $2.0 million receipt of an income tax receivable related to the IRS refund discussed in the Liquidity and Capital Resources above, $886,000 decrease in account receivable consistent with seasonal sales trends, and a $457,000 decrease in other current assets primarily due to a decrease of $539,000 from the collections of the Tandy earn-out receivable, offset by a $1.8 million loss from continuing operations and a $612,000 increase in net inventory related to expected seasonal sales. Included in other current assets as of July 3, 2010 is $292,000 of earn-out receivable related to the sale of certain Chambers assets.

The primary contributors to cash flow from operations during the first half of fiscal 2009 were a $1.4 million increase in other current assets, accounts payable, and accrued expenses due to our working capital constraints and a $3.1 million decrease in net inventory due to targeted reduction of inventory levels and closeout sales, offset by an $813,000 increase in accounts receivable.

Discontinued Operations

Net cash used in operating activities of discontinued operations in the first half of fiscal 2010 was $2.5 million compared to $3.1 million in the comparable period of fiscal 2009. These amounts reflect earnings/losses from discontinued operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from discontinued operations in the first half of fiscal 2010 was a $1.8 million decrease in accounts payable, accrued expenses and other short term liabilities as we continued to settle the remaining Chambers and Tommy Bahama liabilities. Non-cash adjustments were primarily attributable to the $2.5 million of earn-out revenue offset by the $539,000 earn-out receivable included in continuing operations.

The cash flow from discontinued operations for the first half of fiscal 2009 was primarily due to an $8.6 million reduction in operating assets resulting from increased accounts receivable collection efforts and a $5.5 million decrease in inventories related to the winding down of the Tommy Bahama and Chambers businesses, offset by a $ 3.2 million operating loss and a $2.3 million decrease in operating liabilities.

Cash Flows Provided by (Used in) Investing Activities

Cash flow provided by investing activities during the first half of fiscal 2010 was $3.1 million and was comprised of proceeds collected from the Tandy minimum earn-out. Cash used in investing activities during the first half of fiscal 2009 consisted of $28,000 for the purchase of equipment.

Cash Flows Provided by (Used in) Financing Activities

During the first half of fiscal 2010, our net cash used in financing activities was $782,000 compared to $3.3 million for the first half of fiscal 2009. The net cash used in the first half of fiscal 2010 was due to payments, in excess of draws, of $1.6 million on our revolving line of credit with First Community Financial offset by borrowings of $800,000 on our term loan with First Community Financial. The net cash provided by financing activities in the first half of fiscal 2009 was due to repayments in excess of draws on our line of credit with Wells Fargo.

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

Critical Accounting Policies

As of July 3, 2010, our critical accounting policies and estimates have not changed materially from those set forth within our latest annual report on Form 10-K.

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

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 2, 2010, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report on Form 10-Q may not occur.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2010, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have included in Part I, Item 1A of our annual report on Form 10-K for the year ended January 2, 2010 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). As of July 3, 2010, our risk factors have not materially changed from those disclosed in our latest annual report, except as follows:

Default under our secured credit arrangements could result in a foreclosure on our assets by our lender which may result in a loss of your investment.

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial which established a two year revolving credit facility collateralized by all of our personal property. Under the facility, we can borrow up to $4.5 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory). As of July 3, 2010, we had $1.4 million outstanding and $602,000 in available borrowing capacity under our revolving credit facility. On April 29, 2010, we also entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility. All of our personal property is pledged as collateral to secure our credit facilities.

Our credit facilities include a number of covenants, including financial covenants. As of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for aging of payables, which requires us to have no more than 50% of our trade payables greater than 60 days from their invoice date. As of the end of the first quarter of fiscal 2010, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We have regained compliance with this covenant as of July 3, 2010; however, we may default again in the future. If such default were to occur, we would seek an additional waiver from our lender. There can be no assurance that we will be able to avoid future default or cure any defaults if they occur. There can also be no assurance that a waiver will be granted or the terms and conditions thereof. If a default was to occur, and a request for waiver is not granted, First Community Financial could accelerate our indebtedness and/or foreclose on our assets.

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

Date: August 12, 2010

Phoenix Footwear Group, Inc.

By:	/s/ RUSSELL D. HALL
Russell D. Hall
President and Chief Executive Officer

By:	/s/ DENNIS T. NELSON
Dennis T. Nelson
Chief Financial Officer

EXHIBIT INDEX

10.1	Amendment to Accounts Receivable and Inventory Security Agreement dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on May 12, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.2	$800,000 Promissory Note dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on May 12, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

31.1	Certification of Russell D. Hall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002