Form 10-Q
period 2010-10-02
PHOENIX FOOTWEAR GROUP INC
filed 2010-11-16
CIK 26820

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

As of November 9, 2010, the number of shares of the registrant’s common stock outstanding was 8, 191,191.

PHOENIX FOOTWEAR GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of October 2, 2010 (unaudited) and January 2, 2010	1
Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the Three and Nine Months Ended October 2, 2010 and October 3, 2009 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2010 and October 3, 2009 (unaudited)	3
Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4T. Controls and Procedures	25
PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 3. Defaults Upon Senior Securities	26
Item 6. Exhibits	26
SIGNATURES	27

Part I – Financial Information

Item 1.	Financial Statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	(Unaudited) October 2, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$179	$356
Accounts receivable (less allowances of $634 and $768 in 2010 and 2009, respectively)	2,999	2,559
Inventories (less provision of $607 and $350 in 2010 and 2009, respectively)	6,069	6,392
Other current assets	649	2,108
Income tax receivable	136	2,205
Current assets of discontinued operations	—	13

Total current assets	10,032	13,633
PROPERTY, PLANT AND EQUIPMENT, net	805	1,021
OTHER ASSETS	—	48

TOTAL ASSETS	$10,837	$14,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$2,432	$2,956
Accounts payable	2,643	3,124
Accrued expenses	925	1,216
Other current liabilities	206	453
Current liabilities of discontinued operations	245	2,076

Total current liabilities	6,451	9,825
OTHER LONG-TERM LIABILITIES	309	376

Total liabilities	6,760	10,201
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000 shares authorized; 8,383 and 8,383 shares issued and outstanding in 2010 and 2009, respectively	84	84
Additional paid- in- capital	46,101	46,092
Accumulated deficit	(39,279)	(38,831)
Accumulated other comprehensive loss	(186)	(201)
Treasury stock at cost, 217 and 217 shares in 2010 and 2009, respectively	(2,643)	(2,643)

Total stockholders’ equity	4,077	4,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,837	$14,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

(In thousands, except per share data)

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$4,888	$5,453	$14,560	$15,505
Cost of goods sold	3,490	3,536	10,347	11,003

Gross profit	1,398	1,917	4,213	4,502
Operating expenses:
Selling, general and administrative	2,372	2,621	6,830	8,883
Other expense, net	—	—	—	1,018

Total operating expenses	2,372	2,621	6,830	9,901

Operating loss	(974)	(704)	(2,617)	(5,399)
Interest expense, net	126	306	262	457

Loss before income taxes and discontinued operations	(1,100)	(1,010)	(2,879)	(5,856)
Income tax expense	12	9	12	18

Loss from continuing operations	(1,112)	(1,019)	(2,891)	(5,874)
Earnings (loss) from discontinued operations, net of tax (including net gain (loss) on sale of $29 and $1,459 and $2,563 and $(72) for the three and nine months ended October 3, 2010 and October 3, 2009, respectively)	23	1,079	2,443	(2,143)

Net earnings (loss)	$(1,089)	$60	$(448)	$(8,017)

Net (loss) earnings per share
Net earnings (loss) per share, basic and diluted:
Continuing Operations	$(0.14)	$(0.12)	$(0.35)	$(0.72)
Discontinued Operations	0.00	0.13	0.30	(0.26)

Net earnings (loss)	$(0.14)	$0.01	$(0.05)	$(0.98)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,166	8,166	8,166	8,166

Net earnings (loss)	$(1,089)	$60	$(448)	$(8,017)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of zero income taxes	14	20	15	75

Comprehensive earnings (loss)	$(1,075)	$80	$(433)	$(7,942)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(Unaudited) Nine Months Ended
	October 2, 2010	October 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(448)	$(8,017)
Earnings (loss) from discontinued operations	2,443	(2,143)

Loss from continuing operations	(2,891)	(5,874)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	216	252
Provision for losses on accounts receivable	(134)	(285)
Loss on disposal of property and equipment	—	2
Non-cash stock-based compensation	9	12
Amortization of deferred debt issuance costs	104	454
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(298)	(359)
Inventories, net	327	3,502
Other assets	1,195	20
Other non-current assets	—	93
Income taxes receivable	2,069	57
Increase (decrease) in:
Accounts payable	(478)	565
Accrued expenses	(289)	(33)
Other long-term liabilities	(67)	(4)
Income taxes payable	—	(72)

Net cash provided by (used in) operating activities from continuing operations	(237)	(1,670)
Earnings (loss) from discontinued operations, net of tax (including net gain on sale of $2,563 and $1,459 respectively)	2,443	(2,143)
Adjustments to reconcile earnings (loss) from discontinued operations to net cash (used in) provided by operating activities:	(4,891)	10,994

Net cash (used in) provided by operating activities from discontinued operations	(2,448)	8,851

Net cash (used in) provided by operating activities	(2,685)	7,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	—	(32)
Proceeds from sale of discontinued operations	3,073	1,115

Net cash provided by (used in) investing activities from continuing operations	3,073	1,083
Net cash provided by (used in) investing activities from discontinued operations	—	567

Net cash provided by (used in) investing activities	3,073	1,650
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	14,249	34,914
Repayments of notes payable and line of credit	(14,773)	(43,647)
Debt issuance costs	(41)	(360)

Net cash (used in) provided by financing activities	(565)	(9,093)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	13

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(177)	(249)
CASH AND CASH EQUIVALENTS — Beginning of period	356	456

CASH AND CASH EQUIVALENTS — End of period	$179	$207

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

Accounting Period

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 2, 2010 as “fiscal 2009,” the fiscal year ending January 1, 2011 as “fiscal 2010,” and the fiscal year ending December 31, 2011 as “fiscal 2011.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2009, fiscal 2010, and fiscal 2011 each include 52 weeks. Accordingly, the quarters ended October 2, 2010 and October 3, 2009 each consisted of 13 weeks.

Recent Accounting Pronouncements

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance, which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

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

During fiscal 2009, we took actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability. These included: shutting down the Tommy Bahama footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial. On April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility. As of April 3, 2010, we were in default of the financial covenant for aging of payables under our First Community Financial credit facility, which required us to have no more than 50% of our trade payables greater than 60 days from their invoice date. We regained compliance with this covenant as of July 3, 2010; however, operated in default of it from July 31, 2010 until November 3, 2010, when we terminated the credit facility with First Community Financial. On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, which established a three year revolving credit facility with a borrowing base of up to $4.25 million (subject to Eligible Accounts Receivable and Eligible Inventory) and a $1.5 million three year term loan. See Note 11 for a more full description of this subsequent event. The proceeds of the new credit facility with Gibraltar Business Capital were used to pay the outstanding balance under the First Community Financial facilities and for ongoing working capital needs. The new credit facility includes a number of covenants, including financial covenants. As of November 9, 2010, we were not aware of any defaults under our new credit facility.

Additionally, the severe global recession has been challenging during the past two years and has dramatically affected our business as it is dependent on consumer demand for our products. During this time, we have faced significant working capital constraints as the result of the decline in our sales, expenditures, and obligations associated with our restructuring and diminished borrowing capacity. These factors, together with our net losses and negative cash flows during the past three fiscal years, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based upon our anticipated levels of sales and operations, and so long as there is no default under our new credit facility with Gibraltar Business Capital, we believe we have sufficient liquidity from operations and advances under our revolving line of credit, and if necessary, from working capital management to meet our operating, working capital and investment requirements for the next twelve months. Additionally, we cannot assure you that we will achieve our overall goal or that the targeted benefits from our restructuring actions will be adequate in that regard. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our sales and profitability. Accordingly, if the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In the absence of increased sales levels, we may need to pursue a variety of alternatives to avoid delayed or missed inventory shipments. These alternatives include continuing to seek the reestablishment of vendor financing and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins).

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

Chambers

On July 9, 2009, we sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of the assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of Chambers’ private label and Wrangler brand businesses. Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid us, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory. As additional purchase price consideration, during the first 12 months after the closing, Tandy was obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognized from sales of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market (“earn-out”), less a $150,000 adjustment provided per the earn-out provisions of the purchase agreement as Tandy reached the predetermined earn-out milestone and less $430,000 of prepaid earn-out received at closing. As of October 2, 2010, we have recorded $5.4 million of earn-out revenue, which includes all of the twelve month earn-out period reported to us by Tandy, of which $2.6 million was recognized in the first nine months of fiscal 2010. The earn-out reported to us by Tandy is subject to audit by us, which is expected to be finalized in the fourth quarter of fiscal 2010. Based on our current audit results, we believe we may have additional earn-out revenue resulting from our audit, however an amount is not estimable at this time. As of October 2, 2010, we had $75,000 recorded in earn-out receivable, which was included in other current assets of continuing operations. This, along with any additional earn-out revenue, if any, resulting from our final audit will be netted against a $181,000 due Tandy for prepaid earn-out received at closing, which was included in other current liabilities of continued operations. Chambers has collected or written off all of its accounts receivable and is in the process of settling its accounts payable.

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

Presentation of Discontinued Operations

The following table summarizes the results of the Tommy Bahama and Chambers Belt Company businesses for the three and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(In thousands)
Net sales	$—	$480	$—	$17,951
Cost of goods sold, operating expenses and other	6	860	120	20,022
Net gain (loss) on sale	29	1,459	2,563	(72)

Earnings (loss) from discontinued operations	$23	$1,079	$2,443	$(2,143)

The net gain on sale for the three and nine months ended October 2, 2010 is comprised of the earn-out revenue described above.

Interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. During the three and nine months ended October 2, 2010, no interest expense was allocated to discontinued operations. During the three and nine months ended October 3, 2009, interest expense allocated to discontinued operations was $69,000 and $401,000, respectively.

Assets and liabilities of the Tommy Bahama and Chambers businesses included in the Condensed Consolidated Balance Sheets are summarized as follows:

	October 2, 2010	January 2, 2010
	(In thousands)
Assets
Accounts receivable, net	$—	$8
Other current assets	—	5

Total Current Assets	$—	$13

Liabilities
Accounts payable	198	1,785
Accrued liabilities	47	62
Other current liabilities	—	229

Total Current Liabilities	$245	$2,076

Cash flows from operating activities of discontinued operations are summarized in the Condensed Consolidated Statements of Cash Flows. Included in those amounts are $4.9 million and $11.0 million of adjustments to reconcile income (loss) from discontinued operations to net cash (used in) provided by operating activities for the nine months ended October 2, 2010 and October 3, 2009, respectively.

The adjustment of $4.9 million for the first nine months of fiscal 2010 is primarily comprised of a $1.8 million decrease in accounts payable, accrued expenses and other short term liabilities as we continued to settle the Chambers’ and Tommy Bahama liabilities and $3.1 million of cash collected from the earn-out.

The adjustment of $11.0 million for the first nine months of fiscal 2009 is primarily comprised of a $7.4 million decrease in net accounts receivable, a $8.4 million decrease in net inventory mainly related to the Tommy Bahama and Chambers businesses, offset by a $3.5 million decrease in accounts payable, accrued expenses and other short term liabilities, and $2.0 million of cash collected from the earn-out.

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

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial, a division of Pacific Western Bank (“First Community Financial”), for a two year revolving credit facility collateralized by all of our personal property. The facility provided $4.5 million of borrowing capacity (subject to a borrowing base which includes eligible accounts receivable and eligible inventory formulas). The eligible inventory sublimit included in the borrowing base, originally capped at $1.5 million, was reduced by $200,000 per month beginning on January 15, 2010 until it reached $300,000. All payments on our accounts receivable went directly to the lender as a reduction of the debt.

Concurrently with the execution of the Accounts Receivable and Inventory Security Agreement, we made an initial borrowing thereunder in the amount of $2.0 million, which was used primarily to pay in full the outstanding balance of $1.7 million owed to our then lender, Wells Fargo. In addition to the repayment of Wells Fargo credit facility, the proceeds of the First Community Financial credit facility were used for ongoing working capital needs.

On April 29, 2010, we amended the Accounts Receivable and Inventory Security Agreement with First Community Financial to modify the definition of eligible inventory and the related sublimits.

Borrowings under the revolving line of credit bore interest at a rate equal to the greater of 6.00% per annum or the prime rate plus 2.75%, subject to a minimum annual interest of $120,000 and $60,000 for the first and second year, respectively. A prepayment fee in an amount equal to the remaining minimum amount of interest was due First Community Financial for the termination of the credit facility prior to the original two year term date.

The Accounts Receivable and Inventory Security Agreement included various financial and other covenants to maintain borrowing availability and avoid penalties, including a minimum net worth requirement and limitations on our cash collections, accounts receivable turnover, and aging of payables. Other covenants limited or restricted our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Accounts Receivable and Inventory Security Agreement also contained customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the security interest of First Community Financial, change in control events, and material adverse change. The default rate of interest was 4.0% over the rate otherwise applicable.

As of April 3, 2010, we were in default of the financial covenant for aging of payables, which required us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for aging of payables contemplated trade payables based on invoice date, we manage our trade payables based on due date. At that time, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We regained compliance with this covenant as of July 3, 2010; however, operated in default of it from July 31, 2010 until November 3, 2010, when we terminated the credit facility with First Community Financial and replaced it with a new credit facility with Gibraltar Business Capital. See Note 11 for a more full description of this subsequent event.

Term Loan Facility

On April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility, the proceeds of which were used for our ongoing working capital needs. In consideration for the term loan facility, we paid First Community Financial a commitment and funding fee of $16,000.

Borrowings under the term loan facility accrued interest at a rate of 12.00% per annum. Principal was payable in successive installments in accordance with the terms of the Promissory Note.

The Promissory Note included various customary obligations and events of default, including repayment defaults, defects in the security interest of First Community Financial and breaches of any representation, warranty, or covenant under the Accounts Receivable and Inventory Security Agreement. In addition, the term loan facility was collateralized by all of our personal property and guaranteed by us in accordance with the Accounts Receivable and Inventory Security Agreement.

On November 3, 2010, we terminated the credit facility with First Community Financial and replaced it with a new credit facility with Gibraltar Business Capital. The proceeds of the new credit facility with Gibraltar Business Capital were used to pay the outstanding balance under the First Community Financial facility, including balance outstanding under the term loan. See Note 11 for a more full description of this subsequent event.

As of October 2, 2010 and January 2, 2010, debt consisted of the following:

	October 2, 2010	January 2, 2010
	(In thousands)
Revolving line of credit with First Community Financial; secured by all of our personal property; interest payable monthly and bore a rate of 6.0% and 6.0% in 2010 and 2009, respectively	$1,984	$2,956
Term loan facility with First Community Financial; secured by all of our personal property; interest payable monthly and bore a rate of 12% in 2010	448	—

Total short-term borrowings	$2,432	$2,956

As of October 2, 2010, we had $555,000 in available borrowing capacity under our revolving credit facility.

In connection with our credit facilities with First Community Financial, we have capitalized $121,000 of debt issuance costs which are amortized into interest expense over the term of the respective credit facility. Debt issuance costs previously capitalized of $53,000 were written off in the third quarter of fiscal 2010 as a result of the early payment of our revolving credit facility and term loan with First Community Financial as discussed in Note 11. As of October 2, 2010, debt issuance costs of $12,000 related to our credit facilities with First Community Financial were included in other current assets.

6.	STOCK-BASED COMPENSATION

Under the 2001 Long-Term Incentive Plan of Phoenix Footwear Group, Inc., we may grant stock options, stock appreciation rights, stock awards, and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. Shares available for future grants of stock-based awards totaled 2.0 million as of October 2, 2010.

At October 2, 2010, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	295	100
Service-based restricted stock rights	25	—

Total outstanding stock-based awards	320	100

Total stock-based compensation expense recognized for the three and nine months ended October 2, 2010 and October 3, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 2, 2009
	(In thousands)
Selling, general and administrative	$1	$4	$9	$8

Pre-tax stock-based compensation expense	1	4	9	8
Income tax benefit	—	—	—	—

Total stock-based compensation expense	$1	$4	$9	$8

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

We did not grant stock option awards or modify any outstanding stock options during fiscal 2009 or the first six months of fiscal 2010. On October 1, 2010, we granted options for the purchase of 100,000 shares of common stock to a member of senior management at an exercise price of $1.00 per share. In addition, during the third quarter of fiscal 2010, a total of 50,000 performance-based restricted stock rights issued to our former Chief Executive Officer were cancelled due to his resignation pursuant to the terms of the Company’s employee stock option plan. We did not modify any outstanding stock options during the third quarter of fiscal 2010.

Options outstanding and exercisable under these arrangements totaled 295,000 as of October 2, 2010. There was no remaining unrecognized compensation cost related to unvested stock option awards as of October 2, 2010.

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

The recognition of compensation expense associated with performance-based grants requires judgment in assessing the probability of meeting the performance milestones. This may result in significant expense recognition in the period in which the performance goals are met or when achievement of the goals is deemed probable. As of October 2, 2010, we have assessed the likelihood of meeting all of the performance conditions as less than probable. As such, no compensation expense has been recorded.

As of October 2, 2010, the total compensation cost related to stock-based awards granted to non-employee directors was fully amortized.

7.	OTHER EXPENSE, NET

For the three and nine months ended October 3, 2009, other expense was $0 and $1.0 million, respectively, and consisted of severances related to the elimination of 13 managerial and support positions (excluded the severances specifically related to discontinued operations). The unpaid balance of $39,000 as of January 2, 2010 was paid in the first quarter of fiscal 2010.

8.	INCOME TAXES

We use the asset and liability method of accounting for income taxes, in accordance with ASC 740-10 (formerly SFAS 109), which requires that we recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of October 2, 2010 and January 2, 2010, we had a full valuation allowance on our deferred tax assets.

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

Options and stock rights outstanding to purchase 718,000 and 703,000 shares of common stock were excluded from the computation of diluted earnings per share for the reported periods ending October 2, 2010 and October 3, 2009, respectively, because their inclusion would have been anti-dilutive.

Vested warrants outstanding to purchase 50,000 shares of common stock were excluded from the computation of diluted earnings per share during 2009 because their inclusion would have been anti-dilutive. These warrants expired on July 18, 2009.

10.	RELATED PARTIES

Prior to the sale of the Chambers accessories business in July 2009, we provided raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provided production related services to convert these raw materials into finished goods for us. The former Executive Vice President of Sales of our Chambers accessories business, who was a former principal of Chambers Belt prior to our 2005 acquisition of the brand, owned an equity interest in Maquiladora Chambers de Mexico, S.A while employed by us. As of October 3, 2009, no amount was due to Maquiladora Chambers de Mexico, S.A. During the three and nine months ended October 3, 2009, the Company purchased a total of $503,000 and $1.5 million, respectively, in production related services from Maquiladora Chambers de Mexico, S.A. Those production related services are included in discontinued operations.

11.	SUBSEQUENT EVENTS

On October 26, 2010, we filed a preliminary proxy statement with the SEC announcing that our Board of Directors had approved a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and as a result thereof, terminate its periodic reporting obligations with the Securities and Exchange Commission. The proposed plan is expected to permit the Company to forgo many of the expenses associated with operating as a public company, including the substantial costs associated with the compliance and auditing requirements of the Sarbanes-Oxley Act of 2002. The deregistration will be accomplished by a reverse 1:200 stock split of the Company’s common shares. All shareholders of record owning fewer than 200 shares prior to the reverse stock split would be cashed out by the Company at a price of $0.75 per pre-split share. The reverse split will be followed immediately by a 200:1 forward split of the Company’s common shares, which will return all shareholders owning more than 200 shares to the same number of shares they owned prior to the reverse and forward split transactions. If, after completion of the reverse and forward stock splits, the Company has fewer than 300 shareholders of record, the Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. If that occurs, the Company will be relieved of its requirements to comply with the Sarbanes-Oxley Act of 2002 and to file periodic reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q.

We are currently seeking alternatives to the current operating structure in Canada in order to increase profitability. On October 27, 2010, we signed a letter of understanding with Canada Shoe (1998) Corp (“Canada Shoe Corp”) for Canada Shoe Corp to be the sole importer and distributer of our Trotters and SoftWalk brands in Canada under a three year license agreement to be finalized by the parties. The letter of understanding also provides that CSC will purchase most of the Company’s current inventory in its subsidiary PXG Canada for approximately $200,000 with the final terms to be agreed upon by the parties. If we enter into a final agreement, we may sell or dissolve our Canadian subsidiary prior to the end of fiscal 2010.

On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, LLC (“Gibraltar Business Capital”) as agent for the benefit of Gibraltar Business Capital and Westran Industrial Loan Co., LLC (“Westran Industrial Loan Co”), (collectively “the Lenders”), for a three-year revolving credit facility and a three-year term loan, collateralized by substantially all of our assets and those of our subsidiaries. The Loan and Security Agreement provides for up to $5.75 million in borrowing capacity consisting of a secured first lien revolving credit facility of up to $4.25 million (subject to a borrowing base which includes eligible accounts receivable and eligible inventory formulas) with a three-year maturity (the “Revolving Credit Facility”) and a secured second lien term loan of $1.5 million with a three-year maturity (the “Term Loan Facility”). Gibraltar Business Capital, LLC is a first lien lender with a 76% participation in the revolving loan facility and a second lien lender with a 33% participation in the term loan facility. Westran Industrial Loan Co., LLC is a first lien lender with a 24% participation in the revolving loan facility and a second lien lender with a 67% participation in the term loan facility.

Under the Loan and Security Agreement, we entered into the following promissory notes with the Lenders: $3,250,000 Revolving Credit Note with Gibraltar Business Capital; $1,000,000 Revolving Credit Note with Westran Industrial Loan Co., LLC; $1,000,000 Term Loan Note with Westran Industrial Loan Co., LLC; and, $500,000 Term Loan Note with Gibraltar Business Capital, LLC.

Concurrently with the execution of the Loan and Security Agreement, we made an initial borrowing in the amount of $3.2 million available under the revolving credit facility and borrowed the full $1.5 million available under the term loan facility. Proceeds from the borrowings made on November 3, 2010 were used to pay in full, the outstanding balances of $2.9 million, including a $60,000 of prepayment penalties, owed to our prior lender, First Community Financial, the first installment in the amount of $58,000 of a $173,000 closing fee related to the transaction, with the remaining proceeds of approximately $1.8 million available for working capital purposes. As a result, all commitments under the Accounts Receivable and Inventory Security Agreement dated December 4, 2009, with First Community Financial, a Division of Pacific Western Bank, as amended, and related $4,500,000 Multiple Advance Promissory Note dated December 4, 2009 and Intellectual Property Security Agreement dated December 4, 2009 were terminated, all borrowings thereunder were repaid, and all liens thereunder were released, in each case effective November 4, 2010. Following the November 3, 2010 borrowings, we had $484,000 in available borrowing capacity under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to the prime rate plus 8.00%. Borrowings under the Term Loan Facility bear interest at a rate equal to the prime rate plus 12.75%. In addition, the Company will be charged a $5,000 monthly loan servicing fee. A prepayment premium will be due the lenders if the Company terminates the credit facility prior to the original three year term date. The prepayment premium is based on 3% of the outstanding credit facility for prepayments within the first year of closing, 2% of the outstanding credit facility for prepayments within the second year of closing, and 1% of the outstanding credit facility for prepayments within the third year of closing prior to the termination date.

The Loan and Security Agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including maintaining required EBITDA amounts.

Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Loan and Security Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the Lenders’ security interests, change in control events, and material adverse change. The occurrence of an event of default will increase the interest rate by 4.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to the Lenders with respect to indebtedness, whether under the Loan and Security Agreement or otherwise.

The Loan and Security Agreement also provides a right of first offer in favor of the Lenders in connection with any new equity securities issued by the Company, or securities convertible or exercisable for equity securities. The amount that the Company must first offer is that portion of such new securities up to a maximum amount so that if purchased by the Lender such new securities together with all other shares of capital stock of Borrower owned by the Lender shall not exceed 1% of the Company’s outstanding common stock on a fully diluted basis on the date of purchase. Each Lender has the right to purchase such amount at the price and on the terms of the new equity issuance. The right of first offer does not apply to: (i) stock dividends or stock splits; (ii) convertible securities previously subject to this right of first offer; (iii) employee incentive awards; (iv) existing warrants; and (v) securities issued in an acquisition or other reorganization or recapitalization.

In connection with the Loan and Security Agreement, the Company also entered into the following additional agreements with Gibraltar Business Capital as agent for the Lenders on November 3, 2010: 1) an Intellectual Property Security Agreement in which it granted a continuing security interest in the Company’s intellectual property, including its trademarks, license agreements, goodwill, copyrights, trade secrets, and patents; 2) a Pledge Agreement under which it pledged the shares of its subsidiaries H.S. Trask & Co., Penobscot Shoe Company and PXG Canada, Inc., as collateral for the loans; and 3) a Deposit Account Control Agreement with Pacific Western Bank, with respect to the security interest granted the Lenders in the Company’s deposit account with Pacific Western Bank.

Also, in connection with the Loan and Security Agreement, the Company’s Chief Executive Officer and Chief Financial Officer, James Riedman and Dennis Nelson, respectively, provided personal guarantees dated November 3, 2010, of their respective representations and warranties as to the status and validity of the Company’s accounts receivable and other collateral securing the credit facility, based on their actual knowledge. The guarantees of collection provide an indemnity in favor of Gibraltar Business Capital and the Lenders against actual damages resulting from any breach of their representations and warranties, but not consequential damages or lost profits.

The foregoing summary of the Loan and Security Agreement and related instruments and documents executed pursuant thereto does not purport to be complete and are qualified in their entirety by the full text of each agreement. Copies of the Loan and Security Agreement and related instruments and documents are attached hereto as Exhibits 10.1 through 10.8, respectively, and are incorporated herein by reference.

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

The following discussion provides information and analysis of our results of operations for the 13 and 39 week periods ended October 2, 2010 (hereinafter referred to as “the third quarter of fiscal 2010” and “the first nine months of fiscal 2010”, respectively) and the 13 and 39 week periods ended October 3, 2009 (hereinafter referred to as “the third quarter of fiscal 2009” and “the first nine months of fiscal 2009”, respectively) and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements included elsewhere herein.

General

Phoenix Footwear Group, Inc. specializes in quality comfort women’s and men’s footwear. We design, develop, market, and sell footwear in a wide range of sizes and widths under the brands Trotters®, SoftWalk®, and H.S. Trask®. We have been engaged in the manufacture or importation and sale of quality footwear since 1882.

Trotters, SoftWalk, and H.S. Trask products are sold by our own dedicated employee sales force that covers the U.S. market. We also sell Trotters and SoftWalk products in Canada through our wholly-owned Canadian subsidiary, which utilizes independent sales representatives.

Our products are carried by approximately 650 customers in over 900 retail locations throughout the U.S. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues, and internet retailers. We also operate our own direct to consumer internet retail business for all three brands.

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

•	in December 2009, we entered into a two year, $4.5 million revolving credit facility with First Community Financial, a division of Pacific Western Bank (“First Community Financial”).

During fiscal 2010 to date, the following significant events took place:

•	in January 2010, we received the $2.0 million refund from the Internal Revenue Service;

•	on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility;

•

on October 26, 2010, we filed a preliminary proxy statement with the SEC seeking stockholder approval for a reverse stock split that would allow us to deregister common stock under the Securities Exchange Act of 1934, as amended, and as a result thereof, terminate our periodic reporting obligations with the Securities and Exchange Commission. The proposed plan is expected to permit the Company to forgo many of the expenses associated with operating as a public company, including the substantial costs associated with the compliance and auditing requirements of the Sarbanes-Oxley Act of 2002. The deregistration will be accomplished by a reverse 1:200 stock split of the Company’s common shares, if approved. All shareholders of record owning fewer than 200 shares prior to the reverse stock split would be cashed out by the Company at a price of $0.75 per pre-split share. The reverse split will be followed immediately by a 200:1 forward split of the Company’s common shares, which will return all shareholders owning more than 200 shares to the same number of shares they owned prior to the reverse and forward split transactions. If, after completion of the reverse and forward stock splits, the Company has fewer than 300 shareholders of record, the Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. If that occurs, the Company will be relieved of its requirements to comply with the Sarbanes-Oxley Act of 2002 and to file periodic reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q;

•

we are currently seeking alternatives to the current operating structure in Canada in order to increase profitability. On October 27, 2010, we signed a letter of understanding with Canada Shoe (1998) Corp (“Canada Shoe Corp”) for Canada Shoe Corp to be the sole importer and distributor of our Trotters and SoftWalk brands in Canada. If we enter into a final agreement, we may sell or dissolve our Canadian subsidiary prior to the end of fiscal 2010; and

•

on November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, LLC and Westran Industrial Loan Co., LLC for a three-year revolving credit facility and a three-year term loan for a total credit facility of $5.75 million.

Fiscal 2010 Financial Overview

Continuing Operations. We continue to realize the positive effects from the restructuring and divestiture activities completed in fiscal 2009. Our net sales for the first nine months of fiscal 2010 were $14.6 million, a decrease of $945,000, or 6%, compared to net sales of $15.5 million in the first nine months of fiscal 2009. Loss from continuing operations was $2.9 million, a decrease of $3.0 million, or 51%, from loss from continuing operations of $5.9 million in the first half of fiscal 2009.

Our working capital (excluding discontinued operations) was $3.8 million as of October 2, 2010, a decrease of $2.0 million from the working capital of $5.9 million as of January 2, 2010. Our bank debt of $2.4 million represents a $524,000 decrease in the first nine months of fiscal 2010 compared to bank debt as of January 2, 2010 of $3.0 million; however, as of October 2, 2010, we had $555,000 in available borrowing capacity under our revolving credit facility with First Community Financial compared to $143,000 as of January 2, 2010. On April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility.

On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, which established a three year revolving credit facility with a borrowing base of up to $4.25 million (subject to eligible accounts receivable and eligible inventory formulas) and a $1.5 million three year term loan. See Note 11 of the Consolidated Financial Statements for a more full description of this subsequent event. Concurrently with the execution of the Loan and Security Agreement, we made an initial borrowing in the amount of $3.2 million available under the revolving credit facility and borrowed the full $1.5 million available under the term loan facility. The proceeds of the new credit facility with Gibraltar Business Capital were used to pay the outstanding balance under the First Community Financial facilities and for ongoing working capital needs. As of November 9, 2010, we had $1.2 million in available borrowing capacity under the Revolving Credit Facility.

Discontinued Operations. In fiscal 2009, we exited the Chambers and Tommy Bahama businesses and classified both as discontinued operations. Earnings from discontinued operations in the first nine months of fiscal 2010 were $2.4 million, an increase of $4.5 million compared to a loss of $2.1 million in the first nine months of fiscal 2009. Earnings in fiscal 2010 were comprised primarily of earn-out receipts in connection with the sales of certain Chambers assets to Tandy. As of October 2, 2010, we have recorded $5.4 million of earn-out revenue, which includes substantially all of the twelve month earn-out period, of which $2.6 million was recognized in the first nine months of fiscal 2010. The earn-out reported to us by Tandy is subject to audit by us which is expected to be finalized in the fourth quarter of fiscal 2010. Based on our current audit results, we believe we may have additional earn-out revenue resulting from our audit; however, an amount is not estimable at this time.

Although all operations of the Chambers and Tommy Bahama businesses ceased in fiscal 2009, we are continuing to wind down these businesses. Current liabilities of discontinued operations were $245,000 as of October 2, 2010, a decrease of $1.8 million, compared to $2.1 million as of January 2, 2010.

Net Earnings Per Share. Net loss per share for the first nine months of fiscal 2010 was $0.05, a $0.93 improvement over the net loss per share of $0.98 for the first nine months of fiscal 2009.

Results of Operations

Comparison of the Three Months Ended October 2, 2010 to the Three Months Ended October 3, 2009

The following table sets forth selected consolidated operating results stated in dollars and as a percentage of net sales:

	Three Months Ended
	October 2, 2010		October 3, 2009		Increase (Decrease)
	(In thousands)
Net sales	$4,888	100%	$5,453	100%	$(565)	(10)%
Cost of goods sold	3,490	71%	3,536	65%	(46)	(1)%

Gross profit	1,398	29%	1,917	35%	(519)	(27)%
Operating expenses:
Selling, general and administrative	2,372	49%	2,621	48%	(249)	(10)%

Total operating expenses	2,372	49%	2,621	48%	(249)	(10)%

Operating loss	(974)	(20)%	(704)	(13)%	270	38%
Interest expense, net	126	3%	306	6%	(180)	(59)%

Loss before income taxes and discontinued operations	(1,100)	(23)%	(1,010)	(19)%	90	9%
Income tax expense	12	—%	9	—%	3	33%

Loss from continuing operations	(1,112)	(23)%	(1,019)	(19)%	93	9%
Earnings from discontinued operations	23	—%	1,079	20%	(1,056)	(98)%

Net earnings (loss)	$(1,089)	(22)%	$60	1%	$(1,149)	* %

*	Greater than 100%

Net Sales

Net sales from continuing operations decreased $565,000, or 10%, to $4.9 million in the third quarter of fiscal 2010 compared to $5.5 million in the third quarter of fiscal 2009. All product lines experienced a decrease in net sales, with Trotters and SoftWalk down 9% and 6%, respectively. The SoftWalk variance is primarily the result of a slowdown in sales in Canada due to a limited product selection. For Trotters, the decrease is primarily the result of a slowdown in shipments as we conservatively managed in-stock inventories and were not able to take full advantage of reorder opportunities. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of the H.S. Trask product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. Due to limited working capital resources, we have been unable as of yet to implement the strategies previously developed.

Gross Profit

Gross profit from continuing operations decreased by $519,000 to $1.4 million in the third quarter of fiscal 2010 compared to $1.9 million in the third quarter of fiscal 2009. Gross profit as a percentage of net sales, or gross margin, decreased to 29% in the third quarter of fiscal 2010 from 35% in the third quarter of fiscal 2009. The decrease in gross margin is primarily the result of a $298,000 increase in the inventory valuation provision attributable to slow moving and discontinued items.

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

Operating Expenses

Selling, general and administrative expenses, or SG&A, decreased $249,000, or 10%, to $2.4 million in the third quarter of fiscal 2010 compared to $2.6 million in the third quarter of fiscal 2009. The decrease results from continuing efforts to drive efficiency and cost control throughout the organization. Specifically, the savings in the third quarter of fiscal 2010 are made up primarily of a $125,000 decrease in compensation and employee benefits resulting from planned headcount reductions and savings of $65,000 in professional fees and outside services.

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

Interest Expense

Interest expense from continuing operations decreased $180,000, or 59%, to $126,000 in the third quarter of fiscal 2010 compared to $306,000 for the third quarter of fiscal 2009. In the third quarter of fiscal 2010, interest expense included interest incurred from our revolving line of credit and term loan with First Community Financial, the amortization of the associated deferred financing costs and $53,000 of debt issuance costs written off as a result of the early payment of our revolving credit facility and term loan with First Community Financial as discussed in Note 11 of the Consolidated Financial Statements. In the third quarter of fiscal 2009, interest expense included the write off of $303,000 in debt issuance costs related to the modification of the revolving line of credit with our then lender, Wells Fargo Bank, National Association (“Wells Fargo”). Interest incurred on this former revolving line of credit was included in discontinued operations.

Income (loss) from Discontinued Operations

Earnings from discontinued operations were $23,000 in the third quarter of fiscal 2010 compared to $1.1 million in the third quarter of fiscal 2009. Discontinued operations in the third quarter of 2010 includes the earn-out revenue recognized in connection with the sales of certain Chambers assets to Tandy. On a monthly basis, Tandy was obligated to pay us 21.5% of the net revenue that it recognized from sales through July 9, 2010 of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market. Discontinued operations in the third quarter of fiscal 2009 included earn-out revenue in addition to costs associated with winding down the Chambers business. These costs consisted of expenses associated with exiting the Chambers business and non-cash write-offs of inventory and other assets.

Comparison of the Nine Months Ended October 2, 2010 to the Nine Months Ended October 3, 2009

The following table sets forth selected consolidated operating results stated in dollars and as a percentage of net sales:

	Nine Months Ended
	October 2, 2010		October 3, 2009		Increase (Decrease)
	(In thousands)
Net sales	$14,560	100%	$15,505	100%	$(945)	(6)%
Cost of goods sold	10,347	71%	11,003	71%	(656)	(6)%

Gross profit	4,213	29%	4,502	29%	(289)	(6)%
Operating expenses:
Selling, general and administrative	6,830	47%	8,883	57%	(2,053)	(23)%
Other expense, net	—	—%	1,018	7%	(1,018)	(100)%

Total operating expenses	6,830	47%	9,901	64%	(3,071)	(31)%

Operating loss	(2,617)	(18)%	(5,399)	(35)%	(2,782)	(52)%
Interest expense, net	262	2%	457	3%	(195)	(43)%

Loss before income taxes and discontinued operations	(2,879)	(20)%	(5,856)	(38)%	(2,977)	(51)%
Income tax expense	12	—%	18	—%	(6)	(33)%

Loss from continuing operations	(2,891)	(20)%	(5,874)	(38)%	(2,983)	(51)%
Earnings (loss) from discontinued operations	2,443	17%	(2,143)	(14)%	4,586	* %

Net loss	$(448)	(3)%	$(8,017)	(52)%	$(7,569)	(94)%

*	Greater than 100%

Net Sales

Net sales from continuing operations decreased $945,000, or 6%, to $14.6 million in the first nine months of fiscal 2010 compared to $15.5 million in the first nine months of fiscal 2009. During the first nine months of the year, net sales of our Trotters product line increased by 5% while SoftWalk and H.S. Trask declined 5% and 67%, respectively. In the first quarter of fiscal 2009, a substantial amount of H.S. Trask inventory was sold at below cost in order to generate cash flow and in an effort to purge slow moving and discontinued styles, generating net sales much greater than normal as a percentage of total sales. Net sales of the H.S. Trask brand made up approximately 4% of our consolidated net sales in the first nine months of fiscal 2010 compared to approximately 11% in the first nine months of fiscal 2009, resulting in a variance year over year of $1.1 million. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of the H.S. Trask product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. Due to limited working capital resources, we have been unable as of yet to implement the strategies previously developed.

Gross Profit

Gross profit from continuing operations decreased by $289,000 to $4.2 million in the first three months of fiscal 2010 compared to $4.5 million in the first three months of fiscal 2009. Gross profit as a percentage of net sales, or gross margin, is consistent at 29% for the first three months of fiscal 2010 as compared to the first three months of fiscal 2009.

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

Operating Expenses

Total operating expenses from continuing operations decreased $3.1 million, or 31%, to $6.8 million in the first nine months of fiscal 2010 compared to $9.9 million in the first nine months of fiscal 2009.

Selling, general and administrative expenses, or SG&A, decreased $2.1 million, or 23%, to $6.8 million in the first nine months of fiscal 2010 compared to $8.9 million in the first nine months of fiscal 2009. SG&A as a percentage of net sales was 47% for the first nine months of fiscal 2010, compared to 57% for the first nine months of fiscal 2009. The decrease results from a significant restructuring effort aimed at driving efficiency and cost control throughout the organization that was implemented primarily during the first quarter of fiscal 2009. Specifically, the savings are made up of a $614,000 decrease in compensation and employee benefits resulting from planned headcount reductions, a $401,000 decrease in professional fees and consulting costs as the result of reducing the utilization of outside services, a $117,000 decrease in bank fees and a $374,000 decrease in selling expenses, which was a result of eliminating certain tradeshow activities, reducing customer advertising support, eliminating direct to consumer catalogues and reducing sales sample purchases. In addition, we decreased accrued liabilities in the amount of $395,000 to reflect a change in estimate relating to a sales tax accrual.

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

“Other expense, net” was a total net expense of $1.0 million in the first nine months of fiscal 2009, which was comprised of the severance charges related to our reorganization in the first quarter of fiscal 2009. These charges did not include the severances specifically related to discontinued operations. There were no such reorganization expenses in fiscal 2010.

Interest Expense

Interest expense from continuing operations decreased $195,000, or 43%, to $262,000 in the first nine months of fiscal 2010 compared to $457,000 for the first nine months of fiscal 2009. In the first nine months of fiscal 2010, interest expense related to our revolving line of credit and term loan with First Community Financial included interest incurred on our revolving line of credit and term loan, the amortization of the associated deferred financing costs and $53,000 of debt issuance costs written off in the third quarter of fiscal 2010 as a result of the early payment of our revolving credit facility and term loan with First Community Financial as discussed in Note 11 of the Consolidated Financial Statements. In the first nine months of fiscal 2009, interest expense included the write off of $430,000 in debt issuance costs related to the modification of the revolving line of credit with our then lender, Wells Fargo. Interest incurred on this former revolving line of credit has been included in discontinued operations.

Income (loss) from Discontinued Operations

Earnings from discontinued operations in the first nine months of fiscal 2010 were $2.4 million compared to a loss of $2.1 million in the first nine months of fiscal 2009. Discontinued operations in the first nine months of 2010 included the earn-out revenue recognized in connection with the sales of certain Chambers assets to Tandy. On a monthly basis, Tandy was obligated to pay us 21.5% of the net revenue that it recognized from sales through July 9, 2010 of private label products previously sold by Chambers, Chambers trademark branded products, and Wrangler branded products to the mass merchandise market. Discontinued operations in the first nine months of fiscal 2009 included earn-out revenue from the third quarter, the operating results of the Chambers business, and the costs of winding down the Chambers and Tommy Bahama businesses, including severance charges and non-cash write-offs of inventory, fixed assets and other assets.

Liquidity and Capital Resources

Our principal capital uses have been reducing bank debt and working capital needs. Our principal liquidity sources historically have been internally generated funds from operating activities, trade credit, and bank borrowings to finance our operations. In addition, we sold several of our operating divisions which generated significant amounts of additional funds during fiscal 2007, fiscal 2008, fiscal 2009, and the first nine months of fiscal 2010. During 2010, our principal sources of cash have been cash collections from sales, the receipt of an IRS refund, the collection of the Tandy earn-out, borrowing on our term loan with First Community Financial, and our new credit facility with Gibraltar Business Capital. These funds have been used to reduce our bank debt and satisfy other obligations.

During the first nine months of fiscal 2010, we funded our operations with cash generated by operating activities and borrowings from our revolving credit and term loan facilities with First Community Financial. On November 3, 2010, we terminated our credit facility with First Community Financial and replaced it with a new credit facility with Gibraltar Business Capital, which in addition to repaying in full our First Community Financial credit facility, will be used for ongoing working capital needs. See Note 11 of the Consolidated Financial Statements for a more full description of this subsequent event. Cash is used for the purchases of inventory and general corporate purposes as needed. Historically, we have also funded our operations, including product purchases, through vendor provided credit. In some cases, we were required to post letters of credit or make cash deposits.

During fiscal 2009, we principally used our cash flow and capital resources to fund operating losses and reduce bank debt. Our principal liquidity sources used to fund operating losses was a reduction of working capital from continuing operations, trade credit through a portion of fiscal 2009, and reborrowings under our revolving line of credit. In addition, we sold several of our operating divisions which generated significant amounts of excess cash that was used to reduce our bank debt and satisfy other obligations during fiscal 2007, fiscal 2008, fiscal 2009, and the first nine months of fiscal 2010.

We currently fund our operations with cash generated by operating activities and borrowings from our revolving line of credit and term loan credit facilities. Many of our footwear suppliers currently do not provide us credit for inventory purchases and therefore, when purchasing inventory we must make cash deposits or provide cash collateralized trade letters of credit. This advance payment practice has had a negative impact on our required working capital. Factory prepayments combined with cash collateralized letters of credit totaled $120,000 as of October 2, 2010 compared to $802,000 as of January 2, 2010. We are currently seeking to reestablish credit with all vendors; however, there can be no assurance that we will be successful in doing so or of when we may obtain it.

Our working capital varies from time to time as a result of the seasonal requirements of our brands (which have historically been heightened during the first and third quarters), the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

As of October 2, 2010 and January 2, 2010, working capital consisted of the following:

	October 2, 2010	January 2, 2010	Increase (Decrease)
	(In thousands)
Current assets of continuing operations	$10,032	$13,620	$(3,588)
Current liabilities of continuing operations	6,206	7,749	(1,543)

Working capital of continuing operations	3,826	5,871	(2,045)
Working capital of discontinued operations	(245)	(2,063)	1,818

Working capital	$3,581	$3,808	$(227)

The primary changes in the components of working capital were to accounts receivable, inventory, other current assets, income tax receivable, accounts payable and lines of credit, as well as the earn-out revenue and liabilities of discontinued operations.

Accounts Payable

We faced significant working capital constraints during fiscal 2009 as the result of a decline in our sales, expenditures associated with our restructuring, and diminished borrowing capacity under our former Wells Fargo revolving line of credit and the related forbearance agreement. During fiscal 2009, Wells Fargo required us to reduce our debt to them until we refinanced the facility in December 2009. Due to these working capital constraints, we deferred payments on certain obligations beyond the otherwise applicable terms, including payables to our footwear suppliers. As a result, certain vendors placed us on credit hold and required payments of past due amounts as well as advance cash payments before shipping products.

During fiscal 2010, we reduced a number of our past due trade payables with liquidity resulting from the Chambers asset sale, receipt of the $2.0 million refund from the Internal Revenue Service, the availability under our First Community Financial revolving line of credit and the new $800,000 First Community Financial term loan facility. As of November 9, 2010, we had $1.4 million of outstanding accounts payable for continuing operations, including approximately $803,000 which was more than 60 days past due. As of November 9, 2010, we had $235,000 of outstanding accounts payable for discontinued operations, all of which was more than 60 days past due. As described in more detail below and under “Bank Credit Agreement,” as of the end of the first and third quarters of fiscal 2010, we were in default of the financial covenant for aging of payables under our credit facility with First Community Financial which required us to have no more than 50% of our trade payables greater than 60 days from their invoice date.

As of April 3, 2010, we were in default of the financial covenant for aging of payables, which required us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for aging of payables contemplated trade payables based on invoice date, we manage our trade payables based on due date. At that time, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We regained compliance with this covenant as of July 3, 2010; however, operated in default of it from July 31, 2010 until November 3, 2010, when we terminated the credit facility with First Community Financial and replaced it with a new credit facility with Gibraltar Business Capital. See Note 11 for a more full description of this subsequent event.

Inventory

As of October 2, 2010, gross inventory was $6.7 million compared to $6.7 million as of January 2, 2010. Inventory levels are consistent with the seasonality of the business and the current sales trends. We may look to further adjust inventory levels as needed to manage cash flow and adjust to consumer demand.

Accounts Receivable

As of October 2, 2010, gross accounts receivable was $3.6 million, an increase of $300,000, or 9%, from the $3.3 million reported as of January 2, 2010. The increase is a result of greater sales volume during the third quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009, consistent with seasonal trends.

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

Earn-out Receivable

Tandy was obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales of private label products previously sold by Chambers, Chambers trademark branded products, and Wrangler branded products to the mass merchandise market (“earn-out”), less a $150,000 adjustment provided per the earn-out provisions of the purchase agreement as Tandy reached the predetermined earn-out milestone and less $430,000 of prepaid earn-out received at closing. Since the Chambers closing, we have been collecting on Tandy’s 12 month post-closing earn-out obligation to us. The earn-out period ran through July 9, 2010. As of October 2, 2010, we have recorded $5.4 million of earn-out revenue, which includes all of the twelve month earn-out period reported to us by Tandy, of which $2.6 million was recognized in the first nine months of fiscal 2010. The earn-out reported to us by Tandy is subject to audit by us which is expected to be finalized in the fourth quarter of fiscal 2010. Based on our current audit results, we believe we may have additional earn-out revenue resulting from our audit; however, an amount is not estimable at this time. As of October 2, 2010, we had $75,000 recorded in earn-out receivable, which was included in other current assets of continuing operations. This, along with any additional earn-out revenue, if any, resulting from our final audit will be netted against a $181,000 due Tandy for prepaid earn-out received at closing, which was included in other current liabilities of continued operations. As discussed below, all proceeds from these payments are applied directly to our revolving line of credit, which, in turn, has created availability to reduce trade payables.

Discontinued Operations

Since fiscal 2007, we have actively reduced our bank debt through asset sales and by restructuring our operations. During fiscal 2009, we continued this process by exiting the Tommy Bahama business and selling principally all the assets related to the Chambers accessories business. Following the completion of the Chambers asset sale on July 9, 2009, we monetized all of the Chambers accounts receivable. As of October 2, 2010, current liabilities of discontinued operations were $245,000 compared to $2.1 million as of January 2, 2010. Liquidity resulting from our earn-out revenue and income tax refund was used to reduce these liabilities. We plan to continue reducing these obligations (working capital deficit) in an orderly fashion with liquidity resulting from our ongoing operations.

Bank Credit Agreement

Since fiscal 2007, we have actively reduced our bank debt through asset sales, monetizing working capital of discontinued operations, and restructuring continuing operations. Included in our working capital, under total current liabilities, was $2.4 million of outstanding revolving line of credit debt as of October 2, 2010, which represents a decrease of $600,000 from $3.0 million as of January 2, 2010.

In June 2008, we entered into a Credit and Security Agreement with Wells Fargo, which was subsequently terminated in December 2009, for a three year revolving line of credit and letters of credit collateralized by all of our assets. We defaulted under this credit agreement as of September 27, 2008 and operated in default of it until it was paid off in December 2009.

On December 4, 2009, we entered into an Accounts Receivable and Inventory Security Agreement with First Community Financial which established a two year revolving credit facility collateralized by all of our personal property. Under the facility, we could borrow up to $4.5 million (subject to a borrowing base which included eligible accounts receivable and eligible inventory formulas). In addition to the repayment of Wells Fargo credit facility, the proceeds of the First Community Financial credit facility were used for ongoing working capital needs.

On April 29, 2010, we entered into an amendment to Accounts Receivable and Inventory Security Agreement with First Community Financial to modify the definition of eligible inventory and the related sublimits.

On April 29, 2010, we also entered into a promissory note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility, the proceeds of which were used for our ongoing working capital needs. In consideration for the term loan facility, we paid First Community Financial a commitment and funding fee of $16,000.

Borrowings under the term loan facility accrued interest at a rate of 12.00% per annum. Interest on the unpaid balance was payable monthly commencing May 10, 2010. Principal was be payable in successive installments in accordance with the terms of the promissory note.

The Accounts Receivable and Inventory Security Agreement included various financial and other covenants with which we had to comply in order to maintain borrowing availability under our revolving credit facility and avoid penalties, including a minimum net worth requirement and limitations on our cash collections, accounts receivable turnover and past due payables. Other covenants included, but were not limited to, covenants limiting or restricting our ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Accounts Receivable and Inventory Security Agreement also contained customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the security interest of First Community Financial, change in control events, and material adverse change. The term loan facility also included various customary obligations and events default, including repayment defaults, defects in the security interest of First Community Financial and breaches of any representation, warranty, or covenant under the Accounts Receivable and Inventory Security Agreement. The occurrence of an event of default carried a default rate of interest of 4.0% over the rate otherwise applicable.

As of April 3, 2010, we were in default of the financial covenant for aging of payables, which required us to have no more than 50% of our trade payables greater than 60 days from their invoice date. Although the financial covenant for aging of payables contemplated trade payables based on invoice date, we manage our trade payables based on due date. At that time, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We regained compliance with this covenant as of July 3, 2010; however, operated in default of it from July 31, 2010 until November 3, 2010.

On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital and Westran Industrial Loan Co for a three-year revolving credit facility and a three-year term loan, collateralized by all of our assets and those of our subsidiaries. The Loan and Security Agreement provides for up to $5.75 million in borrowing capacity consisting of a secured first lien revolving credit facility of up to $4.25 million (subject to a borrowing base which includes Eligible Accounts Receivable and Eligible Inventory) with a three-year maturity and a secured second lien term loan of $1.5 million with a three-year maturity. Gibraltar Business Capital, LLC is a first lien lender with a 76% participation in the revolving loan facility and a second lien lender with a 33% participation in the term loan facility. Westran Industrial Loan Co., LLC is a first lien lender with a 24% participation in the revolving loan facility and a second lien lender with a 67% participation in the term loan facility.

Concurrently with the execution of the Loan and Security Agreement, we made an initial borrowing in the amount of $3.2 million available under the revolving credit facility and borrowed the full $1.5 million available under the term loan facility. Proceeds from the borrowings made on November 3, 2010 were used to pay in full, the outstanding balances of $2.9 million, including $60,000 of prepayment penalties, owed to our prior lender, First Community Financial, the first installment in the amount of $58,000 of a $173,000 closing fee related to the transaction, with the remaining proceeds of approximately $1.8 million available for working capital purposes. As a result, all commitments under the Accounts Receivable and Inventory Security Agreement dated December 4, 2009, with First Community Financial, a Division of Pacific Western Bank, as amended, and related $4,500,000 Multiple Advance Promissory Note dated December 4, 2009 and Intellectual Property Security Agreement dated December 4, 2009 were terminated, all borrowings thereunder were repaid, and all liens thereunder were released, in each case effective November 4, 2010. Following the November 3, 2010 borrowings, we had $484,000 in available borrowing capacity under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to the prime rate plus 8.00%. Borrowings under the Term Loan Facility bear interest at a rate equal to the prime rate plus 12.75%. In addition, the Company will be charged a $5,000 monthly loan servicing fee. A prepayment premium will be due the lenders if the Company terminates the credit facility prior to the original three year term date. The prepayment premium is based on 3% of the outstanding credit facility for prepayments within the first year of closing, 2% of the outstanding credit facility for prepayments within the second year of closing, and 1% of the outstanding credit facility for prepayments within the third year of closing prior to the termination date.

The Loan and Security Agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including maintaining required EBITDA amounts.

Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Loan and Security Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the Lenders’ security interests, change in control events and material adverse change. The occurrence of an event of default will increase the interest rate by 4.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to the Lenders with respect to indebtedness, whether under the Loan and Security Agreement or otherwise.

The Loan and Security Agreement also provides a right of first offer in favor of the Lenders in connection with any new equity securities issued by the Company, or securities convertible or exercisable for equity securities. The amount that the Company must first offer is that portion of such new securities up to a maximum amount so that if purchased by the Lender such new securities together with all other shares of capital stock of Borrower owned by the Lender shall not exceed 1% of the Company’s outstanding common stock on a fully diluted basis on the date of purchase. Each Lender has the right to purchase such amount at the price and on the terms of the new equity issuance. The right of first offer does not apply to: (i) stock dividends or stock splits; (ii) convertible securities previously subject to this right of first offer; (iii) employee incentive awards; (iv) existing warrants; and (v) securities issued in an acquisition or other reorganization or recapitalization.

In connection with the Loan and Security Agreement, the Company also entered into the following additional agreements with Gibraltar Business Capital as agent for the Lenders on November 3, 2010: 1) an Intellectual Property Security Agreement in which it granted a continuing security interest in the Company’s intellectual property, including its trademarks, license agreements, goodwill, copyrights, trade secrets, and patents; 2) a Pledge Agreement under which it pledged the shares of its subsidiaries H.S. Trask & Co., Penobscot Shoe Company and PXG Canada, Inc., as collateral for the loans; and 3) a Deposit Account Control Agreement with Pacific Western Bank, with respect to the security interest granted the Lenders in the Company’s deposit account with Pacific Western Bank.

Also, in connection with the Loan and Security Agreement, the Company’s Chief Executive Officer and Chief Financial Officer, James Riedman and Dennis Nelson, respectively, provided personal guarantees dated November 3, 2010, of their respective representations and warranties as to the status and validity of the Company’s accounts receivable and other collateral securing the credit facility, based on their actual knowledge. The guarantees of collection provide an indemnity in favor of Gibraltar Business Capital and the Lenders against actual damages resulting from any breach of their representations and warranties, but not consequential damages or lost profits.

Economic Outlook

The recent economic environment has resulted in lower consumer confidence. This trend may lead to reduced consumer spending which could affect our net sales and our future profitability. During fiscal 2009, we took actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability. These included: shutting down the Tommy Bahama footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of the certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial. In addition, on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility. On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, pursuant to which we borrowed $4.7 million and paid off the $2.9 million outstanding balance under our credit facility and term loan with First Community Financial.

If the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. This factor together with our net losses and negative cash flows during the past three fiscal years raise substantial doubt about our ability to continue as a going concern. In the absence of increased sales levels, we may need to pursue a variety of alternatives to avoid delayed or missed inventory shipments. These alternatives include continuing to seek the reestablishment of vendor financing and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). We believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but could have an adverse impact to our financial performance due to constrained inventory levels or reduced gross profit. Based on the foregoing, and so long as there is no default under our revolving credit facility, we believe that we will have sufficient liquidity including funds from operations and advances under our revolving line of credit and, if necessary, from working capital management to meet our operating, working capital, and investment requirements for the next twelve months. See Risk Factors – “Our financial statements for our fiscal year ended January 2, 2010, and our independent registered public accountants’ report thereon include an explanatory paragraph with respect to our ability to continue as a going concern.”

Cash Flows Provided by (Used in) Operations

Continuing Operations

Net cash used in operating activities of continuing operations was $237,000 in the first nine months of fiscal 2010 compared to $1.7 million in the first nine months of fiscal 2009. These amounts reflect losses from continuing operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from operations in the first nine months of fiscal 2010 were a $2.9 million loss from continuing operations combined with a $767,000 decrease in accounts payable and accrued expenses, offset by the $2.0 million receipt of an income tax receivable related to the IRS refund discussed in the Liquidity and Capital Resources above, $1.2 million decrease in other current assets primarily due to a decrease of $682,000 in current assets related to factory prepayments and prepaid letters of credit due to timing of inventory purchases, combined with a decrease of $509,000 from the collections of the Tandy earn-out receivable. Included in other current assets as of October 2, 2010 is $75,000 of earn-out receivable related to the sale of certain Chambers assets.

The primary contributors to cash flow from operations during the first nine months of fiscal 2009 were a $3.5 million decrease in inventories due to targeted reduction of inventory levels and closeout sales, a $532,000 increase in accounts payable and accrued expenses due to our working capital constraints, offset by a $5.9 million loss from continuing operations.

Discontinued Operations

Net cash used in operating activities of discontinued operations in the first nine months of fiscal 2010 was $2.5 million compared to $8.9 million net cash provided by discontinued operations in the comparable period of fiscal 2009. These amounts reflect earnings/losses from discontinued operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from discontinued operations in the first nine months of fiscal 2010 was a $1.8 million decrease in accounts payable, accrued expenses and other short term liabilities as we continued to settle the remaining Chambers and Tommy Bahama liabilities. Non-cash adjustments were primarily attributable to the $2.6 million of earn-out revenue offset by the $509,000 earn-out receivable included in continuing operations.

The $8.9 million of cash provided by operating activities of discontinued operations for the first nine months of fiscal 2009 is comprised of a $2.1 million loss from discontinued operations adjusted for the $2.0 million non-cash income recognized from the Tandy minimum earn-out, offset by a $16.7 million decrease in assets and a $3.7 million decrease in liabilities of discontinued operations as a result of the winding down of the Tommy Bahama and Chambers businesses.

Cash Flows Provided by (Used in) Investing Activities

Cash flow provided by investing activities during the first nine months of fiscal 2010 was $3.1 million and was comprised of proceeds collected from the Tandy minimum earn-out. Cash flow from investing activities during the first nine months of fiscal 2009 of $1.7 million was comprised of $1.1 million of proceeds collected from the Tandy minimum earn-out and $567,000 of proceeds from sale of fixed assets of discontinued operations, offset by $32,000 fixed assets capital expenditures of continued operations.

Cash Flows Provided by (Used in) Financing Activities

During the first nine months of fiscal 2010, our net cash used in financing activities was $565,000 compared to $9.1 million for the first nine months of fiscal 2009. The net cash used during the first nine months of fiscal 2010 was primarily due to payments, in excess of draws of $524,000 on our revolving line of credit and term loan with First Community Financial. The net cash used in fiscal 2009 was due to payments, in excess of draws, on our Wells Fargo revolving line of credit primarily made with the proceeds received from the sale and winding down of the Chambers and Tommy Bahama businesses.

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

Critical Accounting Policies

As of October 2, 2010, our critical accounting policies and estimates have not changed materially from those set forth within our latest annual report on Form 10-K.

Recent Accounting Pronouncements

At this time, none of the recent accounting pronouncements are expected to have a material impact on our accounting policies or consolidated financial statements.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance, which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

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

Additional Information

On October 26, 2010, we filed a preliminary proxy statement with the SEC seeking stockholder approval for a reverse stock split that would allow the Company to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and as a result thereof, terminate its periodic reporting obligations with the SEC. Subject to SEC review of the preliminary proxy statement, the Company will be filing a definitive proxy statement and other relevant documents with the SEC with respect to the planned stock split and deregistration and other matters to be addressed at a special meeting of stockholders. INVESTORS SHOULD READ THE PROXY STATEMENT WHEN IT IS AVAILABLE BECAUSE IT CONTAINS IMPORTANT INFORMATION. Investors will be able to obtain the proxy statement, and any other relevant documents, free of charge at the Securities and Exchange Commission’s website, http://www.sec.gov and at www.envisionreports.com/pxg. Copies of the proxy statement, and other relevant documents, can also be obtained by directing a request to the Company at 5840 El Camino Real, Suite 106, Carlsbad, California 92008., Attention: Corporate Secretary. The respective directors and executive officers of Phoenix Footwear Group, Inc., including its Chairman and Chief Executive Officer, James R. Riedman, may be deemed to be participants in the solicitation of proxies with respect to the special meeting. Information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement and other relevant materials filed with the SEC.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2010, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. As of the date of this report we are not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

We have included in Part I, Item 1A of our annual report on Form 10-K for the year ended January 2, 2010 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the Risk Factors). As of the date of this report, our risk factors have not materially changed from those disclosed in our latest annual report, except as follows:

Default under our secured credit arrangements could result in a foreclosure on our assets by our lender which may result in a loss of your investment.

On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital which established a three year revolving credit facility with a borrowing base of up to $4.25 million (subject to eligible accounts receivable and eligible inventory formulas) and a $1.5 million three year term loan. As of November 9, 2010, we had $1.5 million and $2.3 million outstanding under one term loan and revolving credit facility, respectively, and $1.2 million in available borrowing capacity under the revolving credit facility. Our new credit facility includes a number of covenants, including financial covenants. The facility and term loan are secured by a pledge of all of our assets. As of November 9, 2010, we were not aware of any defaults under our new credit facility.

This new facility replaced our $5.3 million facility and term loan with First Community Financial. As of the end of the first quarter of fiscal 2010, we were in default of the financial covenant for aging of payables under the First Community Financial credit facility, which required us to have no more than 50% of our trade payables greater than 60 days from their invoice date. On May 6, 2010, we obtained from First Community Financial a waiver of the defaulted covenant through May 1, 2010. We regained compliance with this covenant as of July 3, 2010; however, operated in default of it from as of July 31, 2010 until November 3, 2010.

If in the future we default under our current revolving and term loan credit facility, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance our current revolving credit facility. Additionally, our ability to obtain a waiver, amend the current facility, obtain a replacement facility or access additional capital may be made more difficult due to the current global financial crisis and its effect on the capital markets. If we are unable to pay off the facility, our lender could foreclose on our assets, which may result in a loss of your investment.

Item 3.	Defaults Upon Senior Securities

During 2010, we maintained an Accounts Receivable and Inventory Security Agreement with First Community Financial for a two year revolving credit facility collateralized by all of our personal property. From as of July 31, 2010 until November 3, 2010, we were in default of a financial covenant under the agreement for aging of payables. This covenant required us to have no more than 50% of our trade payables greater than 60 days from their invoice date. We discovered this default on August 28, 2010, when we were required to report our covenant compliance under the agreement to the lender. Although the financial covenant for aging of payables was based on invoice date, we manage our trade payables based on due date. At that time, less than 50% of our trade payables were greater than 60 days from their due dates; nevertheless, we were in default of the covenant. On November 3, 2010, we terminated the credit facility with First Community Financial and replaced it with a new credit facility with Gibraltar Business Capital.

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

Date: November 16, 2010

Phoenix Footwear Group, Inc.

By:	/s/ JAMES RIEDMAN
James Riedman
President and Chief Executive Officer

By:	/s/ DENNIS T. NELSON
Dennis T. Nelson
Chief Financial Officer

EXHIBIT INDEX

10.1	Loan and Security Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC

10.2	$3,250,000 Revolving Credit Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC

10.3	$1,000,000 Revolving Credit Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Westran Industrial Loan Co., LLC

10.4	$1,000,000 Term Loan Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Westran Industrial Loan Co., LLC

10.5	$500,000 Term Loan Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC

10.6	Pledge Agreement dated November 3, 2010 made by Phoenix Footwear Group, Inc., in favor of Gibraltar Business Capital, LLC

10.7	Intellectual Property Security Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., in favor of Gibraltar Business Capital, LLC

10.8	Deposit Account Control Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., Gibraltar Business Capital, LLC and Pacific Western Bank

10.9	Amendment to Employment Agreement between Phoenix Footwear Group, Inc. and James Riedman, dated September 17, 2010.

31.1	Certification of James Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Dennis T. Nelson pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002