Form 10-K
period 2011-01-01
PHOENIX FOOTWEAR GROUP INC
filed 2011-04-14
CIK 26820

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 001-31309

Phoenix Footwear Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	15-0327010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5937 Darwin Court, Suite 109, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(760) 602-9688

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,057,030 based on the registrant’s common stock closing price of $0.37 as reported on the NYSE Amex on July 2, 2010.

As of March 25, 2011, the number of shares of the registrant’s common stock outstanding was 8,178,362.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Key Developments and Business Initiatives

During fiscal 2009, we focused on stabilizing our core footwear business and its supply chain, reducing and refinancing our debt, improving our working capital position and restructuring the organization to be more efficient and cost effective. The following significant events took place during fiscal 2009:

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

During fiscal 2010, we focused on growing our customers’ base of independent and retail accounts, securing increases in our future orders, further reducing our cost structure and securing a substantially larger credit facility to fund our working capital and inventory needs. The following significant events took place during fiscal 2010:

•	in January 2010, we received the $2.0 million refund from the Internal Revenue Service;

•	on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility;

•

on November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, LLC and Westran Industrial Loan Co., LLC for a three-year revolving credit facility and a three-year term loan for a total credit facility of $5.75 million;

•

On December 21, 2010, we filed with the SEC a definitive proxy statement seeking stockholder approval for a reverse and forward stock split that would reduce our number of record holders to below 300 persons, and allow us to deregister our common stock under the Securities Exchange Act of 1934, as amended, and as a result thereof, terminate our periodic reporting obligations with the SEC. This was part of our restructuring and cost reduction strategy and is expected to permit us to forgo many of the expenses associated with operating as a public company, including the substantial costs associated with the compliance and auditing requirements of the Sarbanes-Oxley Act of 2002. The stock split was approved by our stockholders on January 28, 2011 (please refer to the discussion below for details); and

•

on December 28, 2010, we entered into an exclusive distribution agreement with Canada Shoe (1998) Corp. (“Canada Shoe Corp”) for the importation and distribution of our Trotters and SoftWalk brands in Canada. As a result, we intend to dissolve our Canadian subsidiary during fiscal 2011. For consolidated financial statement reporting purposes, commencing with the fourth quarter of fiscal 2010, we began reporting our Canadian subsidiary as discontinued operations.

In addition, the following significant events took place since the beginning of the first quarter of fiscal 2011:

Reverse/Forward Stock Split and Voluntary Delisting from NYSE Amex

On January 28, 2011, our shareholders approved two amendments to the Company’s Certificate of Incorporation (the “Amendments”) to effect a 1-for-200 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, to be immediately followed by a 200-for-1 forward stock split of the common stock (the “Forward Stock Split” and together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). As a result, our registered shareholders owning fewer than 200 shares of common stock of record prior to the Reverse Stock Split had their pre-split shares cancelled and converted into the right to receive cash consideration of $0.75 per pre-split share. The Reverse/Forward Stock Split was effective following the close of business on January 31, 2011. The purpose of the Reverse/Forward Stock Split was to allow us to suspend our SEC reporting obligations by reducing the number of stockholders of record to fewer than 300.

Effective as of March 10, 2011, we voluntarily delisted our common stock from the NYSE Amex Stock Market. Our common stock subsequently began trading on the over-the-counter and being quoted by the OTC Link, an electronic quotation system operated by OTC Markets Group Inc. that displays quotes from broker dealers for many over-the-counter (OTC) securities, under the symbol “PXFG.PK.”

Subsequent to the filing of this Annual Report on Form 10-K , we intend to file a Form 15 with the Securities and Exchange Commission to deregister our common stock and suspend our duty to file reports with the SEC under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended. Our duty to file periodic reports, including Forms 10-K, 10-Q, and 8-K, ceases immediately upon filing the Form 15. Deregistration of our shares will be effective 90 days after the filing of the Form 15. Although we will no longer file reports with the SEC or be subject to NYSE Amex rules for the foreseeable future once the delisting and deregistration of our common stock is effective, we intend to continue making information available to stockholders and to observe corporate governance practice as may be required to maintain quotations in the OTC Link.

Other Events

We decided to pursue the sale of the H.S. Trask brand in light of our decision to focus our efforts and resources on our two primary brands, Trotters and SoftWalk. We are currently in the process of working with several interested parties and it is our intent to complete the sale in fiscal 2011; however it is uncertain if such a transaction will materialize.

Although we are encouraged by the progress we have made and expect to benefit from our restructuring and cost reduction initiatives, we cannot provide any assurance that we will realize the net benefits or proceeds we anticipate from these actions, that we will be able to significantly reduce or eliminate our debt or that we will return to profitability or achieve positive cash flow from operations.

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

In addition to these brands, we own H.S. Trask. This men’s brand is positioned to appeal to the “Authentic Western Heritage” consumer. We utilize America’s original leathers, including bison and elk, and emphasize quality and fit. We are currently pursuing the sale of the H.S. Trask brand in light of our decision to focus our efforts and resources on our two primary brands, Trotters and SoftWalk.

We plan to seek growth for our business by increasing the number of retail outlets carrying our products, improving our product offerings and focusing on what we believe to be our core strengths. These strengths include:

Product Development.    We have a team of talented development specialists who are able to commercialize product designs and procure quality footwear that adheres to our fit, quality and constructions standards. They closely manage the production and quality processes with our independent manufacturers in China to ensure timely delivery of goods to the marketplace.

Providing Value in the Moderate Priced Footwear Market.    Designed and developed with technical fitting features, our footwear provides value in the moderate priced market and allows our retail customers to generate reasonable gross profit margins. Our footwear brands are sold through department stores, leading specialty and independent retail stores, mail order catalogues, and internet retailers. We also operate our own direct to consumer internet retail business for all three brands.

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

H.S. Trask.    H.S. Trask is a men’s product line emphasizing Western American styling and heritage. We utilize high quality materials reminiscent of America’s original leathers such as bison, cowhide and elk. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of this product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. During 2009 and 2010 we were not able to execute against this plan for growth due to the severe national recession and our working capital constraints. During fiscal 2011 we started pursuing the sale of the H.S. Task brand in light of our decision to focus our efforts and resources on our two primary brands, Trotters and SoftWalk.

During 2009 and 2010, we had one reportable segment consisting of our continuing operations of Trotters, SoftWalk and H.S. Trask.

Product Design and Development

Our footwear product lines are primarily developed by our own designers. They interpret footwear trends, actively seek out retailer feedback and monitor major American markets in order to research and confirm such trends. The designers present concept styles that maintain each brand’s distinct personality from which samples are refined and produced. After the samples are evaluated, lines are modified further for presentation at each season’s shoe shows. We incurred product design and development costs of approximately $169,000 and $453,000 during fiscal 2010 and in fiscal 2009, respectively.

Sourcing

Factories.    Our footwear is produced by independent contract manufacturers located primarily in China. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers increases our production flexibility and capacity while substantially reducing capital expenditures and avoiding the costs of managing a large production work force.

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

Production Oversight.    To maintain product quality and consistency, we oversee the key steps of production from manufacturing of initial prototypes to final manufacturing runs. Monitoring of all production is performed by our in-house production team in the U.S., with closer inspection from our staff located in China. We believe this local presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, manage quality control and ensure prompt delivery of finished footwear.

Quality Control.    Quality control is an important and effective means of maintaining the high standards and reputation of our products. Our staff in China performs multiple inspection procedures at various stages of the production process. These include examining key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our staff is often on site at each of our major manufacturers to oversee production.

Sales and Distribution

Trotters and SoftWalk products are sold by our own dedicated employee sales force that covers the U.S. market. Prior to the end of fiscal 2010, we also sold Trotters and SoftWalk products in Canada through our wholly-owned Canadian subsidiary, which utilized independent sales representatives. Beginning in fiscal 2011, we will conduct business in Canada under an exclusive distribution agreement whereby an independent third party, Canada Shoe Corp, will be the sole importer and distributor of our Trotters and SoftWalk brands in Canada. We sell H.S. Trask products through a combination of contracted key regional independent representatives and sales representative agencies.

During fiscal 2010, our products were carried by approximately 730 customers in over 1,155 retail locations throughout the United States. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues, and internet retailers. We also operate our own direct to consumer internet retail business for all three brands. Ten significant customers represented approximately 52% and 45% of net sales from continuing operations in fiscal 2010 and in fiscal 2009, respectively, including Zappos.com, which comprised approximately 12.6% net sales in fiscal 2010.

Consumer Direct

We believe our e-commerce web sites complement our existing wholesale business by increasing consumer awareness of our brands. Sales through our internet web sites represented approximately 6.0% and 5.0% of our net sales for fiscal 2010 and in fiscal 2009, respectively. The products marketed through our web sites are sold at our suggested retail price, enabling us to maintain the full retail margins on in-line products. Our footwear can be purchased at www.SoftWalkshoes.com; www.trotters.com; and www.hstrask.com.

Marketing and Advertising

We advertise and promote our products through a variety of methods, including point of purchase displays, product packaging, and print advertising and direct to consumer marketing. Additionally, we participate in the major industry tradeshows that are generally well-attended by our retail customers. These shows provide a platform for the unveiling of new products and are an important source of pre-season sales orders. We have not granted restricted or exclusive product sale arrangements.

Seasonality

Our footwear products are sold during two distinct selling seasons, Spring and Fall. We design and develop our new product introductions to coincide with this seasonality trend. Trotters and SoftWalk sales are approximately evenly split between these two seasons, while H.S. Trask is predominantly a Fall line.

Backlog

As of March 25, 2011, our backlog was $8.1 million, compared to $7.0 million as of March 19, 2010. We anticipate the majority of our existing backlog orders will be filled during the first three quarters of fiscal 2011. Backlog orders are subject to cancellation by customers and changes in planned customer demand or at-once orders. The backlog at any one point in time is affected by a number of factors, including seasonality, retail conditions, expected consumer demand, product availability and the schedule for the manufacture and shipment of products. Accordingly, a comparison of backlog at a particular time may not be indicative of future results.

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

Trademarks, Patents and Licenses

We regard our proprietary rights as valuable assets and as important to our competitive advantage. Our trademarks which have been registered in the U.S. and a number of foreign countries include Trotters, SoftWalk, and H.S. Trask. Our SoftWalk brand contains a proprietary technology in the foot bed of the shoe, for which we own a patent in the U.S. We vigorously protect our intellectual property against infringement. Our patents expire at various times through August 2020. We cannot be sure, however, that our activities do not, and will not, infringe on the proprietary rights of others.

Employees

As of January 1, 2011, we had 42 employees. None of our employees are unionized or covered by a collective bargaining agreement.

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

CAUTIONARY STATEMENT

CONCERNING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and the SEC filings that are incorporated by reference into this annual report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that these forward-looking statements be subject to the safe harbors created by those sections.

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, that may affect the operations, performance, development and results of our business. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason except as required under applicable law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report on Form 10-K may not occur.

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

Item 2.	Properties.

The general location, use and approximate size of our principal properties are set forth below:

Facility/Location	Own/Lease	Description	Approximate Square Footage
Carlsbad, California	Lease	Office Space	5,195
Old Town, Maine	Own	Warehouse	75,000
Dongguan, People’s Republic of China	Lease	Office Space	2,000
Dolgeville, New York	Own	Vacant Land	30 acres

We lease facilities under operating lease agreements expiring through April 2014. Our corporate headquarters is located in Carlsbad, California and consists of approximately 5,195 square feet. The lease expires in April 2014. We believe that our current facilities are adequate for our current and foreseeable future requirements.

Item 3.	Legal Proceedings.

From time to time we are involved with legal proceedings, claims and litigation arising in the ordinary course of business. On February 14, 2011, the Company files suit against Tandy in the Superior Court of the State of Delaware in Newcastle County, seeking recovery of $524,257, representing an underpayment of the earn-out payment due under the Asset Purchase Agreement dated July 9, 2009, based on the results of the audit we performed in the fourth quarter of fiscal 2010. Tandy believes that they overpaid Chambers, and are owed a refund of $609,000 of the $2.6 million in earn-out payment revenue we recognized in fiscal 2010. On April 4, 2011, Tandy filed a claim in Delaware Chancery Court, seeking to stay the Superior Court action, and to compel us to arbitrate under the terms of the Asset Purchase Agreement. Tandy has argued that whether the results of the earn-out audit are subject to arbitration is an issue to be determined by an arbitrator. Based on the outcome of the lawsuit, we may have additional earn-out revenue related to the Chambers sale; however, an amount is not estimable at this time.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective as of the opening of business on March 10, 2011, we voluntarily delisted our common stock from the NYSE Amex. The last trading day for our common stock on the NYSE Amex was Wednesday, March 9, 2011. Our common stock had been traded on the NYSE Amex under the symbol “PXG”. Our common stock is currently traded in an over-the-counter market and is quoted on OTC Link under the symbol “PXFG.PK”. The over-the-counter market generally provides significantly less liquidity than established stock exchanges such as the NYSE Amex. Therefore, prices for securities traded solely over-the-counter may be difficult to obtain, and shareholders may find it difficult to resell their shares.

As described under “Key Developments and Business Initiatives” in Item 1 above, we voluntarily delisted our common stock from the NYSE Amex as part of our restructuring and cost reduction strategy.

The following table sets forth, for each fiscal periods indicated, the high and low closing sale prices per share of our common stock as reported on the NYSE Amex.

	High	Low
Year Ended January 2, 2010:
First Quarter	$0.45	$0.11
Second Quarter	$0.61	$0.15
Third Quarter	$0.63	$0.43
Fourth Quarter	$0.50	$0.26
Year Ended January 1, 2011:
First Quarter	$0.68	$0.41
Second Quarter	$0.69	$0.37
Third Quarter	$0.43	$0.30
Fourth Quarter	$0.42	$0.18

The last reported sale price per share of our common stock on March 25, 2011 on the Pink OTC Market was $0.22, and on that date there were 143 holders of record of our common stock. However, many shares are held in “street name”; therefore, the actual number of shareholders may have been substantially greater.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of January 1, 2011, including the total number of shares of our common stock which may be issued upon the exercise of outstanding stock options and other rights under compensation plans approved by the shareholders, and under compensation plans not approved by the shareholders. The table also sets forth the weighted average purchase price per share of the shares subject to those options, and the number of shares available for future issuance under those plans:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding(a))
		(In thousands, except per share amounts)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
Stock Options(1)	368	$5.00	1,929
Equity compensation plans not approved by stockholders(2)	298	$1.96	—

Total	666	$3.64	1,929

(1)	Consists of the following plans: 2001 Long-Term Incentive Plan and the 1995 Stock Incentive Plan. No further shares are available for grant under the 1995 Stock Incentive Plan at January 2, 2010. The 2001 Long-Term Incentive Plan permits the award of stock options, restricted stock and various other stock-based awards.
(2)	Consists of options to purchase shares of common stock granted to James R. Riedman and Riedman Corporation at a weighted average exercise price of $1.96 per share in connection with financial guaranties and loans granted to us.

Common Stock Repurchases

We did not make any repurchases of our common stock during fiscal 2010 or 2009. Effective the close of business on January 31, 2011, following a shareholder approval on January 28, 2011, we effected a 1-for-200 reverse stock split immediately followed by a 200-for-1 forward stock split of our common stock. As a result, our registered shareholders owning fewer than 200 shares of common stock of record prior to the reverse stock split had their pre-split shares cancelled and converted into the right to receive cash consideration of $0.75 per pre-split share. As a result of the Reverse/Forward Stock Split we repurchased approximately 12,800 shares for $9,600. The repurchased shares have been recorded as treasury stock.

Item 6.	Selected Financial Data.

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information and analysis of our results of operations and our liquidity and capital resources, and should be read in conjunction with our Consolidated Financial Statements and the other financial information included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under captions contained in this annual report on Form 10-K.

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

Trotters and SoftWalk products are sold by our own dedicated employee sales force that covers the U.S. market. Prior to the end of fiscal 2010, we also sold Trotters and SoftWalk products in Canada through our wholly-owned Canadian subsidiary, which utilized independent sales representatives. Beginning in fiscal 2011, we will conduct business in Canada under an exclusive distribution agreement whereby an independent third party, Canada Shoe Corp, will be the sole importer and distributor of our Trotters and SoftWalk brands in Canada. We sell H.S. Trask products through a combination of contracted key regional independent representatives and sales representative agencies. During fiscal 2011, we started pursuing the sale of the H.S. Task brand in light of our decision to focus our efforts and resources on our two primary brands, Trotters and SoftWalk. We are working with several interested parties and it is our intent to complete the sale in fiscal 2011; however it is uncertain if such a transaction will materialize.

During fiscal 2010, our products were carried by approximately 730 customers in over 1,155 retail locations throughout the United States. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues, and internet retailers. We also operate our own direct to consumer internet retail business for all three brands.

Fiscal 2010 Financial Overview

Continuing Operations.    We continue to realize the positive effects from the restructuring and divestiture activities completed in fiscal 2009. Our net sales for fiscal 2010 were $17.3 million, a decrease of $1.5 million, or 8%, compared to net sales of $18.8 million in fiscal 2009. Losses from continuing operations were $4.0 million, a decrease of $1.2 million, or 23%, from losses from continuing operations of $5.2 million in fiscal 2009.

Our working capital (excluding discontinued operations) was $3.7 million as of January 1, 2011, a decrease of $1.8 million from the working capital of $5.5 million as of January 2, 2010. Our bank debt of $4.0 million represents a $1.0 million increase in fiscal 2010 compared to bank debt as of January 2, 2010 of $3.0 million.

On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, which established a three year revolving credit facility with a borrowing base of up to $4.25 million (subject to eligible accounts receivable and eligible inventory formulas) and a $1.5 million three year term loan. Concurrently with the execution of the Loan and Security Agreement, we made an initial borrowing in the amount of $3.2 million available under the revolving credit facility and borrowed the full $1.5 million available under the term loan facility. The proceeds of the new credit facility with Gibraltar Business Capital were used to pay the outstanding balance under the First Community Financial facilities and for ongoing working capital needs. As of April 4, 2011, we had $105,000 in available borrowing capacity under the Revolving Credit Facility.

Discontinued Operations.    In fiscal 2009, we exited the Chambers and Tommy Bahama businesses and classified both as discontinued operations. During the fourth quarter of fiscal 2010, we entered into an exclusive distribution agreement with a third party to distribute our Trotters and SoftWalk branded footwear and related products in Canada and consequently plan to cease operating our PXG Canada subsidiary as soon as practicable. As a result, for consolidated financial statement reporting purposes, commencing with the fourth quarter of fiscal 2010, we began reporting PXG Canada as discontinued operations.

Earnings from discontinued operations in fiscal 2010 were $2.3 million, an increase of $4.1 million compared to a loss of $1.8 million in fiscal 2009. Earnings in fiscal 2010 were comprised primarily of earn-out receipts in connection with the sales of certain Chambers assets to Tandy.

As of January 1, 2011, we have recorded $5.4 million of earn-out revenue, which includes substantially all of the twelve month earn-out period, of which $2.6 million was recognized during fiscal 2010. The earn-out reported to us by Tandy was subject to audit by us which was finalized in the fourth quarter of fiscal 2010. Based on these results, we believe we have additional earn-out revenue; however, Tandy has claimed that they have overpaid us and do not agree with our findings. As we have been unable to reach an agreement with Tandy regarding the earn-out we believe is due to us, we filed a lawsuit on February 14, 2011, against Tandy in the Superior Court of the State of Delaware in Newcastle County, seeking recovery of $524,257, representing an underpayment of the earn-out payment due under the Asset Purchase Agreement dated July 9, 2009, based on the results of the audit we performed in the fourth quarter of fiscal 2010. Tandy believes that they overpaid Chambers, and are owed a refund of $609,000 of the $2.6 million in earn-out payment revenue we recognized in fiscal 2010. On April 4, 2011, Tandy filed a claim in Delaware Chancery Court, seeking to stay the Superior Court action, and to compel us to arbitrate under the terms of the Asset Purchase Agreement. Tandy has argued that whether the results of the earn-out audit are subject to arbitration is an issue to be determined by an arbitrator. Based on the outcome of the lawsuit, we may have additional earn-out revenue related to the Chambers sale; however, an amount is not estimable at this time.

Although all operations of the Chambers and Tommy Bahama businesses ceased in fiscal 2009, we are continuing to wind down these businesses. Current liabilities of discontinued operations were $412,000 as of January 1, 2011, a decrease of $1.7 million, compared to $2.1 million as of January 2, 2010.

Net Loss Per Share.    Net loss per share for fiscal 2010 was $0.20, a $0.66 improvement over the net loss per share of $0.86 for fiscal 2009. Net loss per share from continuing operations for fiscal 2010 was $0.48, a $0.16 improvement over the net loss per share from continuing operations of $0.64 for fiscal 2009.

Fiscal 2010 Significant Events

During fiscal 2010, we focused on growing our customers’ base of independent and retail accounts, securing increases in our future orders, further reducing our cost structure and securing a substantially larger credit facility to fund our working capital and inventory needs. The following significant events took place during fiscal 2010:

•	in January 2010, we received the $2.0 million refund from the Internal Revenue Service;

•	on April 29, 2010, we entered into a Promissory Note with First Community Financial pursuant to which we borrowed $800,000 under a term loan facility;

•

on November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, LLC and Westran Industrial Loan Co., LLC for a three-year revolving credit facility and a three-year term loan for a total credit facility of $5.75 million;

•

on October 26, 2010, and December 21, 2010, we filed with the SEC a preliminary and a definitive proxy statements, respectively, seeking stockholder approval for a reverse and forward stock split that would reduce our number of record holders to below 300 persons, and allow us to deregister our common stock under the Securities Exchange Act of 1934, as amended, and as a result thereof, suspend our periodic reporting obligations with the SEC. This was part of our restructuring and cost reduction strategy and is expected to permit us to forgo many of the expenses associated with operating as a public company, including the substantial costs associated with the compliance and auditing requirements of the Sarbanes-Oxley Act of 2002. The stock split was approved by our stockholders on January 28, 2011 (please refer to the discussion below for details); and

•

on December 28, 2010, we entered into an exclusive distribution agreement with Canada Shoe (1998) Corp. (“Canada Shoe Corp”) for the importation and distribution of our Trotters and SoftWalk brands in Canada. As a result, we intend to dissolve our Canadian subsidiary during fiscal 2011. For consolidated financial statement reporting purposes, commencing with the fourth quarter of fiscal 2010, we began reporting our Canadian subsidiary as discontinued operations.

In addition, the following significant events took place since the beginning of the first quarter of fiscal 2011:

Reverse/Forward Stock Split and Voluntary Delisting from NYSE Amex

On January 28, 2011, our shareholders approved two amendments to the Company’s Certificate of Incorporation (the “Amendments”) to effect a 1-for-200 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, to be immediately followed by a 200-for-1 forward stock split of the common stock (the “Forward Stock Split” and together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). As a result, our registered shareholders owning fewer than 200 shares of common stock of record prior to the Reverse Stock Split had their pre-split shares cancelled and converted into the right to receive cash consideration of $0.75 per pre-split share. The Reverse/Forward Stock Split was effective following the close of business on January 31, 2011. The purpose of the Reverse/Forward Stock Split was to allow us to suspend our Securities and Exchange Commission reporting obligations by reducing the number of stockholders of record to fewer than 300.

Effective as of March 10, 2011, we voluntarily delisted our common stock from the NYSE Amex Stock Market. Our common stock subsequently began trading on the over-the-counter and being quoted by the OTC Link, an electronic quotation system operated by OTC Markets Group Inc. that displays quotes from broker dealers for many over-the-counter (OTC) securities, under the symbol “PXFG.PK.”

Subsequent to the filing of this Annual Report on Form 10-K , we intend to file a Form 15 with the Securities and Exchange Commission to deregister our common stock and suspend our duty to file reports with the SEC under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended. Our duty to file periodic reports, including Forms 10-K, 10-Q, and 8-K, ceases immediately upon filing the Form 15. Deregistration of our shares will be effective 90 days after the filing of the Form 15. Although we will no longer file reports with the SEC or be subject to NYSE Amex rules for the foreseeable future once the delisting and deregistration of our common stock is effective, we intend to continue making information available to stockholders and to observe corporate governance practice as may be required to maintain quotations in the OTC Link.

Other Events

We decided to pursue the sale of the H.S. Task brand in light of our decision to focus our efforts and resources on our two primary brands, Trotters and SoftWalk. We are currently in the process of working with several interested parties and it is our intent to complete the sale in fiscal 2011; however it is uncertain if such a transaction will materialize.

Results of Operations

The following table sets forth selected consolidated operating results for each of the last two fiscal years, presented as a percentage of net sales.

Note: For consolidated financial statement reporting purposes, commencing with the fourth quarter of fiscal 2010, we began reporting PXG Canada as discontinued operations (refer to Note 3 of the Consolidated Financial Statements for additional detail). As a result, certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

Fiscal 2010 Compared to Fiscal 2009

	Fiscal Year Ended
	January 1, 2011		January 2, 2010		Increase (Decrease)
	(In thousands)
Net sales	$17,262	100%	$18,762	100%	$(1,500)	(8)%
Cost of goods sold	12,369	72%	13,451	72%	(1,082)	(8)%

Gross profit	4,893	28%	5,311	28%	(418)	(8)%
Operating expenses:
Selling, general and administrative	8,500	49%	10,950	58%	(2,450)	(22)%
Other expense, net	—	— %	1,018	5%	(1,018)	(100)%

Total operating expenses	8,500	49%	11,968	68%	(3,468)	(29)%

Operating loss	(3,607)	(21)%	(6,657)	(35)%	(3,050)	(46)%
Interest expense, net	468	3%	570	3%	(102)	(18)%

Loss before income taxes and discontinued operations	(4,075)	(24)%	(7,227)	(39)%	(3,152)	(44)%
Income tax expense (benefit)	(120)	(1)%	(2,024)	(11)%	1,904	94%

Loss from continuing operations	(3,955)	(23)%	(5,203)	(28)%	(1,248)	(24)%
Earnings (loss) from discontinued operations	2,250	13%	(1,788)	(10)%	4,038	*%

Net loss	$(1,705)	(10)%	$(6,991)	(37)%	$(5,286)	(76)%

*	Greater than 100%

Net Sales

Net sales from continuing operations decreased $1.5 million, or 8%, to $17.3 million in fiscal 2010 compared to $18.8 million in fiscal 2009. During fiscal 2010, net sales of our Trotters product line increased by 2.2% while SoftWalk and H.S. Trask declined 5% and 65%, respectively. In the first quarter of fiscal 2009, a substantial amount of H.S. Trask inventory was sold at below cost in order to generate cash flow and in an effort to purge slow moving and discontinued styles, generating net sales much greater than normal as a percentage of total sales. Net sales of the H.S. Trask brand made up approximately 4.4% of our consolidated net sales in fiscal 2010 compared to approximately 11.5% in fiscal 2009, resulting in a variance year over year of $1.4 million. During fiscal 2007 and fiscal 2008, we invested in the redevelopment of this product line in an effort to leverage the favorable product positioning and western lifestyle image of the brand. During 2009 and 2010, we were not able to execute against this plan for growth due to the severe national recession and our working capital constraints. During fiscal 2011, we started pursuing the sale of the H.S. Task brand in light of our decision to focus our efforts and resources on our two primary brands, Trotters and SoftWalk.

To a lesser extent, sales were also adversely impacted by our working capital constraints during fiscal 2009, which are discussed below under “Liquidity and Capital Resources”.

Gross Profit

Gross profit from continuing operations decreased by $418,000 to $4.9 million in fiscal 2010 compared to $5.3 million in fiscal 2009. Gross profit as a percentage of net sales, is consistent at 28% for fiscal 2010 as compared to fiscal 2009. Gross profit for SoftWalk decreased slightly to 27.1% in fiscal 2010 from 28.4% in fiscal 2009 primarily due to the decrease in sales. Gross profit for Trotters decreased by approximately 2.7% to 28.5% in fiscal 2010 compared to 31.2% in fiscal 2009, primarily due to increase in product costs. Gross profit for H.S. Trask increased significantly to 36% in fiscal 2010 compared to 14.4% in fiscal 2009 as a result of fewer close out sales, however this increase did not have a significant impact on total gross profit as gross profit dollars of H.S. Trask comprised only about 6% of the total gross profit dollars in fiscal 2010 and fiscal 2009.

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

Operating Expenses

Total operating expenses from continuing operations decreased $3.5 million, or 29%, to $8.5 million in fiscal 2010 compared to $12.0 million in fiscal 2009.

Selling, general and administrative expenses, or SG&A, decreased $2.5 million, or 22%, to $8.5 million in fiscal 2010 compared to approximately $11.0 million in fiscal 2009. SG&A as a percentage of net sales was 49% for fiscal 2010, compared to 58% for fiscal 2009. The decrease results from a significant restructuring effort aimed at driving efficiency and cost control throughout the organization that was implemented primarily during the first quarter of fiscal 2009.

Specifically, the net savings are made up of a $942,000 decrease in compensation and employee benefits resulting from planned headcount reductions, a $542,000 decrease in professional fees and consulting costs as the result of reducing the utilization of outside services, a $181,000 decrease in bank fees and a $672,000 decrease in selling expenses, which was a result of eliminating certain tradeshow activities, reducing customer advertising support, eliminating direct to consumer catalogues and reducing sales sample purchases. In addition, we decreased accrued liabilities in the amount of $366,000 to reflect a change in estimate relating to a sales tax accrual. These SG&A savings were offset by a $262,000 expense related to our remaining lease obligation for the lease of our previous corporate headquarters which we vacated in January 2011.

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

“Other expense, net” was a total net expense of $1.0 million in fiscal 2009, which was comprised of the severance charges related to our reorganization in the first quarter of fiscal 2009. These charges did not include the severances specifically related to discontinued operations. There were no such reorganization expenses in fiscal 2010.

Interest Expense from Continuing Operations

Interest expense from continuing operations decreased $102,000, or 18%, to $468,000 in fiscal 2010 compared to $570,000 for fiscal 2009. During fiscal 2010, interest expense was related to our revolving line of credit and term loans with First Community Financial and Gibraltar Business Capital, the amortization of the associated deferred financing costs and $113,000 of debt issuance costs written off as a result of the early payment of our revolving credit facility and term loan with First Community Financial as discussed in Note 6 of the Consolidated Financial Statements. Interest expense during fiscal 2009 included the write off of $541,000 in debt issuance costs related to the fiscal 2009 modification and subsequent payoff of the revolving line of credit with our then lender, Wells Fargo. Interest incurred on this former revolving line of credit has been included in discontinued operations.

Income Tax Provision from Continuing Operations

Income tax benefit from continuing operations in fiscal 2010 was $120,000. We recorded an income tax benefit from continuing operations of $2.0 million during fiscal 2009. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to 3, 4, or 5 years from 2 years. We applied for a refund with the Internal Revenue Service for approximately $2.0 million on December 3, 2009, which we received in first quarter of 2010. The refund reduced our deferred tax asset and related valuation allowance. Our effective tax rate during both fiscal 2010 and fiscal 2009 was 0%. We do not expect our fiscal effective tax rate to return to positive levels until our business returns to stabilized profitability. Until then, we will continue to record a full tax valuation allowance.

Income (loss) from Discontinued Operations

During the fourth quarter of fiscal 2010, we entered into an exclusive distribution agreement with a third party to distribute our Trotters and SoftWalk branded footwear and related products in Canada and as a result plan to cease operating our PXG Canada subsidiary as soon as practicable. As a result, for consolidated financial statement reporting purposes, commencing with the fourth quarter of fiscal 2010, we began reporting PXG Canada as discontinued operations. The financial results of PXG Canada are reclassified to discontinued operations for all periods presented.

Earnings from discontinued operations in fiscal 2010 were $2.3 million compared to a loss of $1.8 million in fiscal 2009. Earnings per share from discontinued operations were $0.28 for fiscal 2010 compared to loss per share of $0.21 for fiscal 2009.

Discontinued operations in fiscal 2010 included the earn-out revenue recognized in connection with the sales of certain Chambers assets to Tandy. On a monthly basis, Tandy was obligated to pay us 21.5% of the net revenue that it recognized from sales through July 9, 2010 of private label products previously sold by Chambers, Chambers trademark branded products, and Wrangler branded products to the mass merchandise market. We recorded approximately $2.6 million of earn-out revenue during fiscal 2010. The earn-out reported to us by Tandy was subject to audit by us which was finalized in the fourth quarter of fiscal 2010. Based on these results, we believe we have additional earn-out revenue; however, Tandy has claimed that they have overpaid us and do not agree with our findings. As we have been unable to reach an agreement with Tandy regarding the earn-out we believe is due to us, we filed a lawsuit on February 14, 2011, against Tandy in the Superior Court of the State of Delaware in Newcastle County, seeking recovery of $524,257, representing an underpayment of the earn-out payment due under the Asset Purchase Agreement dated July 9, 2009, based on the results of the audit we performed in the fourth quarter of fiscal 2010. Tandy believes that they overpaid Chambers, and are owed a refund of $609,000 of the $2.6 million in earn-out payment revenue we recognized in fiscal 2010. On April 4, 2011, Tandy filed a claim in Delaware Chancery Court, seeking to stay the Superior Court action, and to compel us to arbitrate under the terms of the Asset Purchase Agreement. Tandy has argued that whether the results of the earn-out audit are subject to arbitration is an issue to be determined by an arbitrator. Based on the outcome of the lawsuit, we may have additional earn-out revenue related to the Chambers sale; however, an amount is not estimable at this time. Discontinued operations in fiscal 2010 also include a net loss of $199,000 related to the operations of our Canadian subsidiary, PXG Canada.

The loss from discontinued operations for fiscal 2009 was primarily due to a combined gross profit (exclusive of inventory write downs) of $1.7 million from Chambers and Tommy Bahama, $2.9 million in earn-out revenue and $79,000 gain from the sale of certain Chambers fixed assets, offset by non-cash write-offs of inventory and other assets of $2.1 million and cash expenses of $460,000 resulting from the winding down of the Chambers and Tommy Bahama businesses, $2.6 million of combined other operating costs, $734,000 in severance costs, $434,000 of interest expense and $59,000 net loss related to the operations of our Canadian subsidiary, PXG Canada.

Liquidity and Capital Resources

Our principal capital uses have been reducing bank debt and working capital needs. Our principal liquidity sources historically have been internally generated funds from operating activities, trade credit, and bank borrowings to finance our operations. In addition, we sold several of our operating divisions which generated significant amounts of additional funds during fiscal 2007, fiscal 2008, fiscal 2009, and the first nine months of fiscal 2010. During 2010, our principal sources of cash were cash collections from sales, the receipt of an IRS refund, the collection of the Tandy earn-out, borrowing on our term loan with First Community Financial, and our new credit facility with Gibraltar Business Capital. These funds have been used to reduce our bank debt and satisfy other obligations.

During fiscal 2010, we funded our operations with cash generated by operating activities and borrowings from our revolving credit and term loan facilities. On November 3, 2010, we terminated our credit facility with First Community Financial and replaced it with a new credit facility with Gibraltar Business Capital, which in addition to repaying in full our First Community Financial credit facility, is being used for ongoing working capital needs. See Note 6 of the Consolidated Financial Statements for a more full description our credit facility with Gibraltar Business Capital. Cash is used for the purchases of inventory and general corporate purposes as needed. Historically, we have also funded our operations, including product purchases, through vendor provided credit. In some cases, we were required to post letters of credit or make cash deposits.

During fiscal 2009, we principally used our cash flow and capital resources to fund operating losses and reduce bank debt. Our principal liquidity sources used to fund operating losses was a reduction of working capital from continuing operations, trade credit through a portion of fiscal 2009, and reborrowings under our revolving line of credit. In addition, we sold several of our operating divisions which generated significant amounts of excess cash that was used to reduce our bank debt and satisfy other obligations during fiscal 2007, fiscal 2008, fiscal 2009 and fiscal 2010.

We currently fund our operations with cash generated by operating activities and borrowings from our revolving line of credit and term loan credit facilities. Many of our footwear suppliers currently do not provide us credit for inventory purchases and therefore, when purchasing inventory we must make cash deposits or provide cash collateralized trade letters of credit. This advance payment practice has had a negative impact on our required working capital. Factory prepayments combined with cash collateralized letters of credit totaled $1.0 million as of January 1, 2011 compared to $802,000 as of January 2, 2010. We are currently seeking to reestablish credit with all vendors; however, there can be no assurance that we will be successful in doing so or of when we may obtain it.

Our working capital varies from time to time as a result of the seasonal requirements of our brands (which have historically been heightened during the first and third quarters), the timing of factory shipments, the need to increase inventories and support an in-stock position in anticipation of customers’ orders, and the timing of accounts receivable collections.

As of January 1, 2011 and January 2, 2010, working capital consisted of the following:

	January 1, 2011	January 2, 2010	Increase (Decrease)
	(In thousands)
Current assets of continuing operations	$9,511	$13,190	$(3,679)
Current liabilities of continuing operations	5,810	7,708	(1,898)

Working capital of continuing operations	3,701	5,482	(1,781)
Working capital of discontinued operations	(8)	(1,674)	1,666

Working capital	$3,693	$3,808	$(115)

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

During fiscal 2010, we reduced a number of our past due trade payables with liquidity resulting from the Chambers asset sale, receipt of the $2.0 million refund from the Internal Revenue Service, the availability under our First Community Financial revolving line of credit, the $800,000 First Community Financial term loan facility and our new credit facility with Gibraltar Business Capital. As of April 4, 2011, we had $1.8 million and $179,000 of outstanding accounts payable for continuing operations and discontinued operations, respectively.

Inventory

As of January 1, 2011, gross inventory was $6.1 million compared to $6.5 million as of January 2, 2010. Inventory levels are consistent with the seasonality of the business and the current sales trends. We may look to further adjust inventory levels as needed to manage cash flow and adjust to consumer demand.

Accounts Receivable

As of January 1, 2011, gross accounts receivable was $2.6 million, a decrease of $600,000, or 19%, from the $3.2 million reported as of January 2, 2010. The decrease is a result of lower sales volume during the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009.

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

Earn-out Receivable

Tandy was obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognizes from sales of private label products previously sold by Chambers, Chambers trademark branded products, and Wrangler branded products to the mass merchandise market (“earn-out”), less a $150,000 adjustment provided per the earn-out provisions of the purchase agreement as Tandy reached the predetermined earn-out milestone and less $430,000 of prepaid earn-out received at closing. Since the Chambers closing, we have been collecting on Tandy’s 12 month post-closing earn-out obligation to us. The earn-out period ran through July 9, 2010. As of January 1, 2011, we have recorded $5.4 million of earn-out revenue, which includes all of the twelve month earn-out period reported to us by Tandy, of which $2.6 million was recognized in fiscal 2010.

The earn-out reported to us by Tandy was subject to audit by us which was finalized in the fourth quarter of fiscal 2010. Based on these results, we believe we have additional earn-out revenue; however, Tandy has claimed that they have overpaid us and do not agree with our findings. As we have been unable to reach an agreement with Tandy regarding the earn-out we believe is due to us, we filed a lawsuit on February 14, 2011, against Tandy in the Superior Court of the State of Delaware in Newcastle County, seeking recovery of $524,257, representing an underpayment of the earn-out payment due under the Asset Purchase Agreement dated July 9, 2009, based on the results of the audit we performed in the fourth quarter of fiscal 2010. Tandy believes that they overpaid Chambers, and are owed a refund of $609,000 of the $2.6 million in earn-out payment revenue we recognized in fiscal 2010. On April 4, 2011, Tandy filed a claim in Delaware Chancery Court, seeking to stay the Superior Court action, and to compel us to arbitrate under the terms of the Asset Purchase Agreement. Tandy has argued that whether the results of the earn-out audit are subject to arbitration is an issue to be determined by an arbitrator. Based on the outcome of the lawsuit, we may have additional earn-out revenue related to the Chambers sale; however, an amount is not estimable at this time. As of January 1, 2011, we had $75,000 recorded in earn-out receivable, which was included in other current assets of continuing operations. This, along with any additional earn-out revenue, if any, will be netted against $181,000 due Tandy for prepaid earn-out received at closing, which was included in other current liabilities of continued operations. As discussed below, all proceeds from these payments are applied directly to our revolving line of credit, which, in turn, has created availability to reduce trade payables.

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

As of January 1, 2011, current liabilities of discontinued operations related to our Tommy Bahama and Chambers businesses were $244,000 compared to $2.1 million as of January 2, 2010. As of January 1, 2011, current liabilities of discontinued operations related to our Canadian subsidiary were $168,000 compared to $41,000 as of January 2, 2010.

Bank Credit Agreement

Included in our working capital, under total current liabilities, was $2.5 million of outstanding revolving line of credit debt as of January 1, 2011, which represents a decrease of $500,000 from $3.0 million as of January 2, 2010.

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

Borrowings under the Revolving Credit Facility bear interest at a minimum rate equal to the prime rate (subject to a minimum prime rate of not less than 3.25%) plus 8%, or 11.25 % per annum as determined by the bank from time to time. Borrowings under the Term Loan Facility bear interest at a rate equal to greater of 16% per annum or the prime rate (subject to a minimum prime rate of not less than 3.25%) plus 12.75%. In addition, the Company will be charged a $5,000 monthly loan servicing fee. A prepayment premium will be due the lenders if the Company terminates the credit facility prior to the original three year term date. The prepayment premium is based on 3% of the outstanding credit facility for prepayments within the first year of closing, 2% of the outstanding credit facility for prepayments within the second year of closing, and 1% of the outstanding credit facility for prepayments within the third year of closing prior to the termination date.

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

Also, in connection with the Loan and Security Agreement, the Company’s Chief Executive Officer, James Riedman and our former Chief Financial Officer, Dennis Nelson, provided personal guarantees dated November 3, 2010, of their respective representations and warranties as to the status and validity of the Company’s accounts receivable and other collateral securing the credit facility, based on their actual knowledge. The guarantees of collection provide an indemnity in favor of Gibraltar Business Capital and the Lenders against actual damages resulting from any breach of their representations and warranties, but not consequential damages or lost profits.

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

As of April 4, 2011 we had $105,000 in available borrowing capacity under the Revolving Credit Facility.

Economic Outlook

The recent economic environment has resulted in lower consumer confidence. This trend may lead to reduced consumer spending which could affect our net sales and our future profitability. During fiscal 2009 and fiscal 2010, we have taken actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability and achieve positive cash flow from operations. These included: shutting down the Tommy Bahama footwear division, monetizing working capital from the sale of the certain Chambers’ assets, reducing our administrative expenses, including reducing our executive team and employee headcount, securing a substantially larger credit facility of up to $5.75 million under our Loan and Security Agreement with Gibraltar Business Capital, LLC and Westran Industrial Loan Co., LLC, and delisting from the NYSE Amex to be able to further reduce our operating costs in the future by forgoing many of the expenses associated with operating as a public company, including the substantial costs associated with the compliance and auditing requirements of the Sarbanes-Oxley Act of 2002.

If the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. This factor together with our net losses and negative cash flows during the past three fiscal years raise substantial doubt about our ability to continue as a going concern. See our independent registered public accountants’ report thereon including an explanatory paragraph with respect to our ability to continue as a “going concern”. This going concern paragraph could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects. Additionally, if we become unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which our assets are carried on our consolidated financial statements which have been prepared on the basis of a going concern. This could have an adverse impact on your investment.

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

Cash Flows Provided by (Used in) Operations

Continuing Operations

Net cash used in operating activities of continuing operations was $1.5 million in fiscal 2010 compared to $3.1 million in fiscal 2009. These amounts reflect losses from continuing operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from operations in fiscal 2010 were a $4.0 million loss from continuing operations combined with a $1.2 decrease in accounts payable and accrued expenses, offset by $393,000 non-cash charges included in income from continuing operations and primarily related to depreciation and amortization expenses, the $2.0 million receipt of an income tax receivable related to the IRS refund discussed in the Liquidity and Capital Resources above, a $599,000 decrease in accounts receivable due to the combined impact of reduced sales volume and collection efforts, a $536,000 decrease in net inventories as a result of planned inventory reduction efforts, a $346,000 decrease in other current assets related to factory prepayments and prepaid letters of credit due to timing of inventory purchases, combined with the collections of the Tandy earn-out receivable.

The primary contributors to cash flow from operations during fiscal 2009 were a $2.9 million decrease in net inventory as a result of early closeout sales and reduced inventory purchases to keep inventory levels in line with sales, a $900,000 decrease in accounts receivable due primarily to lower sales volume and improved collection efforts, a $1.3 million increase in accounts payable due to our working capital constraints, offset by a $2.0 million increase in our income tax receivable and a $1.2 million increase in other current assets. Included in other current assets as of January 2, 2010 is $833,000 of earn-out receivable related to the sale of certain Chambers assets.

Discontinued Operations

Net cash used in operating activities of discontinued operations in fiscal 2010 was $2.5 million compared to $8.9 million net cash provided by discontinued operations in fiscal 2009. These amounts reflect earnings/losses from discontinued operations adjusted for non-cash items and working capital changes. The primary contributors to cash flow from discontinued operations in fiscal 2010 was a $1.7 million decrease in accounts payable, a $300,000 operating loss primarily related to our Canadian subsidiary, non-cash adjustment of $509,000 earn-out receivable included in continuing operations, accrued expenses and other short term liabilities as we continued to settle the remaining Chambers and Tommy Bahama liabilities, offset by a $110,000 decrease in accounts receivable related to our Canadian subsidiary.

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

Cash Flows Provided by (Used in) Investing Activities

Cash flow provided by investing activities during fiscal 2010 was $3.0 million and was comprised of proceeds collected from the Tandy earn-out of $3.1 million, offset by $37,000 of fixed assets capital expenditures of continued operations. Cash flow from investing activities during fiscal 2009 of $3.0 million was comprised of $2.5 million of proceeds collected from the Tandy minimum earn-out and $572,000 of proceeds from sale of fixed assets of discontinued operations, offset by $60,000 fixed assets capital expenditures of continued operations.

Cash Flows Provided by (Used in) Financing Activities

During fiscal 2010, our net cash provided by financing activities was $928,000 compared to net cash used by financing activities of $8.8 million for fiscal 2009. The net cash provided for fiscal 2010 was primarily due to borrowings in excess of payments of approximately $1.1 million on our revolving line of credit and term loan facilities with First Community Financial and Gibraltar Business Capital, offset by payments for debt issuance related costs of $152,000. The net cash used in fiscal 2009 was due to payments, in excess of draws, on our Wells Fargo revolving line of credit primarily made with the proceeds received from the sale and winding down of the Chambers and Tommy Bahama businesses.

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

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

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

Valuation of Deferred Income Taxes

We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance. We consider all evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. As of January 1, 2011, we had a full valuation allowance on our deferred tax assets. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate.

Recent Accounting Pronouncements

At this time, none of the recent accounting pronouncements are expected to have a material impact on our accounting policies or consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are set forth under “Item 15. Exhibits and Financial Statement Schedules,” and beginning with page F-1.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2011 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of January 1, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, which permits us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2010, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

All directors and executive officers may be reached by contacting the Company, at its offices located at 5937 Darwin Court, Suite 109, Carlsbad, California 92008, telephone number (760) 602-9688.

Recent Changes in Executives

Effective March 31, 2011, Dennis Nelson resigned as Chief Financial Officer, Secretary and Treasurer of the Company. He was succeeded by Greg Slack, who assumed the position of Chief Financial Officer, Secretary and Treasurer effective April 1, 2011.

Recent Changes in Directors

As previously reported, we planned to reduce the size of our Board, subsequent to our delisting from NYSE Amex, by eliminating some or all of our independent director positions and no longer pay cash retainers or meeting fees. As a company listed previously on the NYSE Amex, we were required to have a majority of independent directors. Following our voluntarily delisting from the NYSE Amex, we will no longer be subject to those requirements. As a result, effective on April 4, 2011, we reduced the size of our Board of Directors from seven to three directors and directors, Gregory M. Harden, John C. Kratzer, Wilhelm Pfander and Kevin G. Wulff have concurrently resigned from the Company’s Board of Directors.

The following tables and text set forth certain information concerning our current members of the Board of Directors of the Company and our executive officers. All of the Company’s directors and executive officers are citizens of the United States.

The following table sets forth the names and ages of the directors and executive officers of the Company and certain additional information:

Name	Age	Position
James R. Riedman	51	Chairman of the Board, Chief Executive Officer, and President
Greg W.Slack	49	Chief Financial Officer, Treasurer and Secretary
Robby L. Carter	41	Executive Vice-President
Steven M. DePerrior	52	Director
Frederick R. Port	69	Director

Executive officers are appointed by the Board of Directors and, subject to the terms of their employment agreements, serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Set forth below are the names of the current members of our Board, as well as background information relating to each individual’s business experience, qualifications, attributes and skills and why our Board of Directors and believe each individual is a valuable member of our Board of Directors.

Mr. Riedman has served on our Board of Directors since 1993 and has been Chairman of our Board of Directors since 1996. He served as our Chief Executive Officer from 1996 to 2004, May 2006 to April 2007 and September 2010 to the present. Mr. Riedman is also a director of Harris Interactive Inc., a leading market research firm (NASDQ: HPOL).

The Board of Directors believes that Mr. Riedman’s qualifications to sit on our Board include his business acumen and financial knowledge, and his deep understanding of the Company and its operations derived from nine years as our Chief Executive Officer and 17 years serving on our Board, including 14 years as our Chairman.

Mr. DePerrior has served on our Board of Directors since 1996. For more than the past five years, Mr. DePerrior has been employed with First Niagara Benefits Business Consulting (formerly the Burke Group), an employee benefits administration and compensation consulting firm with a principal address of 777 Canal View Blvd Suite 100, Rochester New York, New York 14623, which provides services to us, as a record keeper. From 1997 until its sale in 2001, Mr. DePerrior was a principal in the Burke Group.

The Board of Directors believes that Mr. DePerrior’s qualifications to sit on our Board include his business acumen and financial knowledge and extensive experience in human resource consulting, executive compensation and strategic planning.

Mr. Port has served on our Board of Directors since 2004. Mr. Port has served in a variety of senior management positions involving start up and maturing companies, global and domestic, with emphasis on strategy, transition management, acquisition and integration, executive organization and recruiting. From 1995 to 2000, he served as a director of Callaway Golf (NYSE: ELY) and as President of Callaway Golf International. Prior to that (from 1993 to 1995) he was Managing Director of Korn/Ferry International and President (from 1987 to 1992) of the Owl Companies, a private multiple-industry, holding company.

The Board of Directors believes that Mr. Port’s qualifications to sit on our Board include his extensive executive experience and strategic planning, as well as the knowledge, perspective and corporate governance expertise derived from his experience on the boards and board committees of other companies.

Set forth below is certain biographical information regarding our current executive officers not serving on our Board of Directors:

Mr. Slack was elected by the Board of Directors on March 16, 2011 to serve as our new Chief Financial Officer and Secretary, effective April 1, 2011. Prior to joining Phoenix Footwear Group, Inc., Mr. Slack was serving as the President and Chief Financial Officer of Uniforms Express International, Inc. Mr. Slack has held a number of senior financial positions during his 20 year career, including serving as the Chief Financial Officer at JMC Management and prior to that, Bay Logics, Inc. From 2004 to 2009, Mr. Slack served as the as the Director of Internal Audit, VP of Finance & Controller and Chief Financial Officer at Ashworth, Inc., a publicly traded apparel company, a position he held until the company’s acquisition by Taylor Made Adidas Golf.

Mr. Carter has served as our Executive Vice-President of Sales since October, 2010 and prior to that as Vice-President of Sales since February, 2009. Before joining Phoenix Footwear, Mr. Carter served as VP of Sales for Privo by Clarks from May, 2004 to February, 2009. Mr. Carter has more than 24 years of shoe business experience in both retail and wholesale. Over the past 15 years, Mr. Carter has served in leadership roles for Clarks Companies, NA and Skechers USA (Manhattan Beach, CA). Beginning in 1998, Mr. Carter held the title of Key Account Director for Clarks. In 2001, Mr. Carter joined Skechers USA, also in an executive sales role. In 2004, Mr. Carter returned to Clarks with oversight responsibility for the sales and distribution of Privo in North America.

None of these persons were convicted in a criminal proceeding during the past ten years. Additionally, none of these persons were a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Audit Committee and Financial Expert

We do not have a separately designated standing audit committee. The entire Board of Directors acts as an audit committee for the purpose of overseeing accounting and financial reporting processes, and audits of our financial statements

We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee as we do not have a separately standing audit committee and we are not required to have an audit committee because subsequent to our voluntary delisting from the NYSE Amex on March 10, 2011, we are no longer a listed issuer as defined in Section 240.10A-3. However, we believe that the members of the Board of Directors have the requisite financial background, experience, and knowledge of the Company and its affairs to adequately carry out their duties.

Code of Ethics

Our Code of Ethics, the policies we adopted on ethical behavior, is provided on our web site, www.phoenixfootwear.com. The Code of Ethics applies to all of our directors and employees (including our Chief Executive Officer and Chief Financial Officer).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who hold more than 10% of its common stock to file with the SEC reports of ownership and changes in ownership of common stock. Officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that, with respect to its 2010 fiscal year, all filing requirements applicable to our officers, directors and greater-than-10% stockholders were complied with.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation received by the Chairman, Chief Executive Office, former Chief Executive Officer, former Chief Financial Officer and an executive officer, other than the principal executive officers, that served as an executive officer at the conclusion of the fiscal year ended January 1, 2011, and who received total compensation in excess of $100,000 during such fiscal year (collectively, the “Named Executive Officers”). Robby L. Carter was elected to the positions of Executive Vice President in October 2010 and as a result his fiscal 2009 compensation received was not included in the table below.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)		Total ($)
James R. Riedman, Chairman, President and Chief Executive Officer(4)	2010 2009	325,000 321,154	— —	— —	10,088 11,467	(2) (3)	335,088 332,621

Russell D. Hall, Former President and Chief Executive Officer(5)	2010 2009	277,156 353,077	— 10,000	— —	— —		277,156 363,077

Robby L. Carter, Executive Vice President	2010 2009	190,000 —	— —	— —	— —		190,000 —

Dennis T. Nelson, Former Chief Financial Officer, Treasurer and Secretary(6)	2010 2009	175,000 173,077	— 7,500	— —	— — —		175,000 180,577

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees and certain perquisites and other personal benefits received by a named executive officer which do not exceed $10,000 in the aggregate.
(2)	Includes $10,088 of automobile allowance.
(3)	Includes $11,467 of automobile allowance.
(4)	Mr. Riedman was elected as President and Chief Executive Officer on September 17, 2010.
(5)	Mr. Hall resigned from all positions effective September 10, 2010.
(6)	Mr. Nelson resigned from all positions effective March 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested held by the Named Executive Officers of January 1, 2011 and includes a column for current market value for these awards issued under the 2001 Long-Term Incentive Plan of Phoenix Footwear Group, Inc. (the “2001 Plan”). Under the 2001 Plan, we may grant stock options, stock appreciation rights, stock awards and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James R. Riedman	2,898	—	1.73	9/6/11
	66,666	—	3.13	3/1/13
	10,000	—	5.50	5/10/12
Russell D. Hall(1)	—	—	—	—
Robby L. Carter	—	100,000	1.00	10/1/20
Dennis T. Nelson	—	—	—	—

(1)	Mr. Hall resigned from all positions effective September 10, 2010, and consequently, forfeited all unvested stock awards.

Option Exercises and Stock Vested

No options were exercised and no deferred stock awards vested for the Named Executive Officers during fiscal 2010.

Pension Benefits

We do not maintain any plans that provide pension benefits primarily at or following retirement for Named Executive Officers.

Named Executive Officers are eligible to participate in our defined contribution 401(k) savings plan (“the Plan”), which covers substantially all employees. The Plan allows employees to elect to contribute a portion of their wages on a tax-deferred basis, and the Company may match, at our discretion, a portion of the employee contribution.

Nonqualified Deferred Compensation Plans

We do not provide any defined contribution or other plans for Named Executive Officers for the deferral of compensation that is not tax qualified.

2010 Bonus Plan

In December 2009, the Compensation Committee approved a 2010 Cash Bonus Plan (“Bonus Plan”) for our executives, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Bonus Plan provided performance criteria based upon meeting predetermined fiscal year 2010 operating income targets. With respect to the other executives, specific to their position, the bonus percentage ranges were 4% to 35% of their eligible base salaries. As the operating targets under the 2010 Bonus Plan were not reached, no bonuses were paid out under this plan.

Employment Agreements with Named Executive Officers and Potential Payments upon Termination or Change of Control

Employment Agreement with Mr. Riedman

On September 17, 2010, James R. Riedman was elected as President and Chief Executive Officer, to fill the vacancy left by the resignation of Russell Hall. Mr. Riedman will continue under the current employment contract dated August 6, 2008, which was amended September 17, 2010 to reflect his election as President and Chief Executive Officer. The agreement provides for an annual base salary of $325,000, which is subject to increase upon annual review, and participation in executive bonus plans as may be established. The agreement also provides for confidentiality, employee non-solicitation, customer non-solicitation and non-compete covenants that extend for 18 months after the termination of his employment. The agreement renews automatically for one year terms unless either party gives thirty (30) day written notice of their intent not to renew.

Under the agreement, if we terminate his employment other than for cause, death or disability, we are obligated to pay him as non-compete payments an amount equal to his salary and benefits for 18 months, payable under the same terms as provided while he was an employee. “For cause” is defined in the agreement and includes: (i) refusal to comply with lawful written instructions of the Board of Directors regarding specific actions; (ii) engagement in an act of dishonesty or falsification or any transaction involving material conflict of interest which was not disclosed to and approved by our Board of Directors; (iii) use of illegal narcotics; (iv) engagement in theft, embezzlement, fraud, misappropriation of funds, or other act involving moral turpitude; or (v) engagement in any violation of law relating to employment by us.

The employment agreement also provides that if Mr. Riedman’s employment is terminated by us without cause in connection with a “change of control,” we would be obligated to make a single lump-sum payment an amount equal to 18 months of his salary and benefits for his non-compete covenant, 18 months of his salary then in effect and pro rated amount of any unpaid bonus provided for in any bonus program. Additionally, under his performance-based deferred stock award agreement, the shares of common stock under the agreement immediately vest in connection with a change in control. Under his employment agreement, if any of the severance payments would constitute an “excess parachute payment” as defined in Internal Revenue Code Section 280G, the severance payments shall be increased by an amount equal to all applicable excise taxes.

Employment Agreements with Mr. Hall and Mr. Nelson

The Company’s compensatory arrangements with its former named executive officers Messrs. Hall and Nelson were not set forth in any formal document. Russell D. Hall’s employment with us provided for standard employee benefits and an annual base salary of $340,000. Dennis T. Nelson’s employment with us provided for standard employee benefits and an annual base salary of $175,000. Mssrs. Hall and Nelson resigned effective September 10, 2010, and March 31, 2011, respectively. Neither Mr. Hall nor Mr. Nelson received a performance-based bonus in fiscal 2010.

Employment Agreement with Mr. Slack

On March 16, 2011, Greg W. Slack was elected as Chief Financial Officer and Secretary effective April 1, 2011. The terms of Mr. Slack’s employment are set forth in an employment contract dated March 16, 2011. His employment with us provides for standard employee benefits and an annual base salary of $154,000 for the first twelve months of employment, increasing to $175,000 in the second year. In addition, Mr. Slack is granted 50,000 shares of company stock to vest in 1/3 increments on his employment anniversary dates. The underlying shares are issued under our Amended and Restated 2001 Long-Term Incentive Plan following the vesting of award. Mr. Slack is also eligible for an annual incentive bonus in the range of 0% to 50% of his current annual base salary, subject to the determination and approval of the Board of Directors.

The employment agreement also provides that if Mr. Slack’s employment is terminated by us without cause in connection with a “change of control,” we would be obligated to make a single lump-sum payment an amount equal to 12 months of his salary then in effect and he will be eligible to continue to participate in our benefit plans upon the same terms and contributions in effect prior to his termination. Additionally, under his stock option agreement, the shares of common stock under the agreement immediately vest in connection with a change in control.

Employment Agreements with Mr. Carter

Mr. Carter’s employment with the Company provides for standard employee benefits and an annual base salary of $265,000 and a performance-based bonus as prescribed by the Compensation Committee—under the Company’s 2010 Cash Bonus Plan. In addition, Mr. Carter is granted 100,000 shares of company stock to vest in 1/3 increments on his employment anniversary dates. The underlying shares are issued under our Amended and Restated 2001 Long-Term Incentive Plan following the vesting of award.

The employment agreement also provides that if Mr. Carter’s employment is terminated by us without cause in connection with a “change of control,” we would be obligated to make a single lump-sum payment an amount equal to 1.5 multiplied by the annual base salary rate then in effect for Executive and a partial year pro rated amount of any bonus payment provided for in any bonus program in which the executive is then participating to the extent and on the terms and conditions approved by the Board. Additionally, under his stock option agreement, the shares of common stock under the agreement immediately vest in connection with a change in control

Deferred Stock Awards Subject to Change in Control Provisions

We do not have any deferred stock awards currently subject to change in control provisions.

Non-Employee Director Compensation

During fiscal 2008, each of our non-employee directors received cash compensation in the form of an annual retainer of $25,000. Effective as of March 31, 2009, this amount has been reduced to $20,000. In addition, during fiscal 2008, the chairs of the Audit Committee, Compensation Committee and Nominating and Governance Committee each received additional annual retainers of $5,000; effective March 31, 2009, this has been eliminated except for a $2,500 annual retainer for the Chairman of the Audit Committee. During fiscal 2008, each non-employee director serving on the Audit Committee also received an annual retainer of $2,500 and effective March 31, 2009, this has also been eliminated. Directors are eligible to receive awards under our Amended and Restated 2001 Long Term Incentive Plan, including stock options and deferred stock awards. Directors are also reimbursed for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of the Board of Directors.

Due to our need to retain funds for the Company’s operations, we plan to suspend payment of cash fees to our directors in fiscal 2011 and compensate our directors through stock awards.

Non-Employee Director Compensation Table

The following table sets forth information concerning compensation paid or accrued for services rendered to us by our non-employee directors for the fiscal year ended January 1, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Steven M. DePerrior	20,000	—	20,000
Gregory M. Harden	22,500	—	22,500
John C. Kratzer	20,000	—	20,000
Frederick R. Port	20,000	—	20,000
Wilhelm Pfander	20,000	—	20,000
Kevin Wulff	6,667	—	6,667

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Share Ownership of Directors, Executive Officers, and Owners of 5% or More of the Shares of Common Stock

The following tables show the number of shares of common stock beneficially owned by directors, executive officers, beneficially owned by directors and executive officers as a group, and owned by persons known to the Company to beneficially own more than five percent of the outstanding shares of common stock as of March 25, 2011. For the purposes of computing a person’s beneficial ownership, shares of common stock issuable upon the exercise of securities exercisable within 60 days of March 25, 2011 are deemed outstanding for the purposes of computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Percentage of beneficial ownership is calculated assuming 8,178,362 shares of our common stock (net of treasury shares) were outstanding as of March 25, 2011. Except as otherwise indicated, to our knowledge, the beneficial owners of common stock listed below have sole investment and voting power with respect to such shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)	Percent of Class
Executive Officers, Former Executive Officers and Directors
James R. Riedman(4)	2,213,642	26.2%
Dennis T. Nelson(5)	6,161	*
Robby L. Carter	5,067	*
Steven M. DePerrior(6)	269,521	3.3%
Gregory M. Harden(7), (10)	74,798	*
John C. Kratzer(10)	45,000	*

Frederick R. Port(8)	35,700	*
Wilhelm Pfander(9), (10)	31,215	*
Kevin G. Wulff(10)	—	*
All current directors and current executive officers as a group (9 persons)	2,470,481	28.6%
Retirement Plan Committee of the Phoenix Footwear Group, Inc. Retirement Savings Partnership Plan(11)	210,623,623	2.6%
Beneficial Owners of 5% or More
Greenwood Investments, Inc. and Steven Tannenbaum(12)	1,462,050	17.9%
WEDBUSH, Inc., Edward W. Wedbush and Wedbush Securities, Inc.(13)	798,643	9.8%
Riedman Corporation(14)	432,710	5.3%
Dimensional Fund Advisors LP(15)	434,545	5.3%

*	Less than 1% of our outstanding common stock.

(1)	Unless otherwise noted, and subject to applicable community property laws, each person has sole voting and dispositive power with respect to all shares of common stock beneficially shown as owned by that person.

(2)	Includes shares issuable upon the exercise of outstanding stock options as follows:

James R. Riedman	227,564
Steven M. DePerrior	52,898
Gregory M. Harden	52,898
John C. Kratzer	40,000
Frederick R. Port	30,000
All current directors and executive officers as a group (5 persons)	403,360
Riedman Corporation	50,000

(3)	Includes the following shares held in such person’s account under our 401(k) Plan over which, by the terms of the plan, each has investment control, but not voting control:

James R. Riedman	17,015
Dennis T. Nelson	5,067
Robby L. Carter	5,067

(4)	Includes 443,808 shares owned directly or indirectly through CE Capital, LLC, an affiliated entity, and the following shares and shares issuable upon exercise of outstanding stock options of which Mr. Riedman disclaims beneficial ownership: 382,710 shares and 50,000 stock options beneficially owned by Riedman Corporation, of which Mr. Riedman is a director and a shareholder; 87,337 shares owned by his children; and 193,608 shares held by our 401(k) Plan, not including those shares allocated to his account. Mr. Riedman is a member of the Board’s Retirement Plan Committee, which serves as fiduciary for our 401(k) Plan, and through that committee he shares voting control over such shares.

(5)	Mr. Nelson resigned from all positions effective March 31, 2011.

(6)	Includes 210,623 shares held by our 401(k) Plan. Mr. DePerrior is a member of the Board’s Retirement Plan Committee, which serves as fiduciary for our 401(k) Plan, and through that committee he shares voting control over such shares.

(7)	Includes 2,900 shares held by the David E. Harden Family Trust dated December 2, 1992, of which Mr. Harden serves as trustee.

(8)	Includes 700 shares held by the Frederick and Linda Port Family Trust dated February 23, 2000, of which Mr. Port serves as trustee.

(9)	Shares held by the Ilse Pfander Revocable Trust U/A dated December 23, 2005, of which Mr. Pfander serves as trustee.

(10)	Effective on April 4, 2011, we reduced the size of our Board of Directors from seven to three directors and Messrs. and Harden, Kratzer, Pfander and. Wulff concurrently resigned from the Company’s Board of Directors

(11)

The members of the Board’s Retirement Plan Committee, which serves as fiduciary for our 401(k) plan, share voting control over these shares. The plan’s mailing address is c/o Phoenix Footwear Group, Inc., 5937 Darwin Court, Suite 109, Carlsbad, California 92008.

(12)

Based solely on a Schedule 13G, as amended, dated November 19, 2009, jointly filed with the SEC by Steven Tannenbaum, Greenwood Investments, Inc. (the “General Partner”), Greenwood Capital Limited Partnership (“Capital”) and Greenwood Investors Limited Partnership (“Investors”), 222 Berkeley Street, 17th Floor, Boston, MA 02116, are the beneficial owners of 1,462,050 shares. Mr. Tannenbaum is the President of the General Partner, which is the sole general partner of each of Capital and Investors. The beneficial ownership of each reporting person is as follows: (i) Capital beneficially owns 740,500 shares of common stock; (ii) Investors beneficially owns 721,550 shares of common stock; and (iii) each of the General Partner, as the sole general partner of each of Capital and Investors, and Mr. Tannenbaum, as the president of the General Partner, beneficially owns 1,462,050 shares of common stock. Each of Capital and Investors has the power to vote and dispose of their shares reported on the 13G beneficially owned by such entity (as described above). The General Partner, as the sole general partner of each of Capital and Investors, has the authority to vote and dispose of all of the shares reported on the 13G. Mr. Tannenbaum, by virtue of his position as president of the General Partner, has the authority to vote and dispose of all of the shares reported on the 13G.

(13)	Based on a Schedule 13G, as amended, dated February 15, 2011, WEDBUSH, Inc. (“WI”), Edward W. Wedbush (“EWW”) and Wedbush Securities, Inc. (“WS”), 1000 Wilshire Boulevard, Los Angeles, California 90017, are the beneficial owners of 798,643 shares. EWW is the Chairman of WI. EWW owns a majority of the outstanding shares of WI. EWW is the President of WMS. WI owns all of the shares of WS. WI has sole power to vote and dispose of 69,937 shares. EWW has sole power to vote and dispose of 92,570 shares. WS has sole power to vote and dispose of 636,136 shares. WI, EWW and WS have shared power to vote and dispose of 798,643 shares. EWW specifically disclaimed beneficial ownership of any shares reported on the schedule 13G.

(14)	The principal business address for Riedman Corporation, a New York corporation, is c/o Phoenix Footwear Group, Inc. at 5937 Darwin Court, Suite 109, Carlsbad, California 92008. James R. Riedman and John R. Riedman, as directors of Riedman Corporation, share voting and dipositive power over shares beneficially owned by Riedman Corporation.

(15)	Based solely on a Schedule 13G, as amended, dated February 11, 2011, Dimensional Fund Advisors LP (“Dimensional”), Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746, is the beneficial owner of 434,545 shares. Dimensional has sole power to vote 434,545 shares and sole power to dispose of 434,545 shares. Dimensional is an investment advisor registered under Section 203 of the Investment Advisers Act of 1940. Dimensional disclaimed beneficial ownership of the shares in the Schedule 13G.

Equity Compensation Plan Information. See Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities- Equity Compensation Plan Information” above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since December 30, 2007, there have been no transactions or series of transactions, to which we or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $120,000 and in which any director, nominee, executive officer or holder known to us of more than 5% of our common stock, or any member of the immediate family of any of them, is a party, directly or indirectly.

The Board has adopted a written policy to address related party transactions, upon the recommendation of the Audit Committee. The policy has been adopted to ensure that related party relationships and transactions are properly identified, accounted for and adequately disclosed in our financial statements and publicly-filed reports. Approval by the Board is required for any transactions or series of transactions with a related party in the amount of $50,000 or more. Transactions covered by the policy include those with a person defined as a “related person” under Item 404 of Regulation S-K.

Director Independence

Subsequent to our delisting from the NYSE Amex, we are not required to have independent members of the board of directors. OTC Markets facilitates quotation of unlisted securities by broker-dealers. As such, there is no regulatory relationship between OTC Markets and companies like ours whose securities are quoted on OTC Link.

Prior to our delisting from the NYSE Amex on March 10, 2011, we were subject to the director independence rules of under NYSE Amex listing standards. Under those standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NYSE Amex, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that Messrs. DePerrior, Harden, Kratzer, Port and Pfander, constituting a majority of our fiscal 2010 members of the Board of Directors, are independent, as defined in the corporate governance rules of NYSE Amex. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. During fiscal 2010, Mr. Riedman was not considered independent for purposes of the NYSE Amex corporate governance rules due to his employment with us.

Item 14.	Principal Accountant Fees and Services.

Relationship with Independent Registered Public Accountants

Mayer Hoffman McCann P.C. (“MHM”), an independent registered public accounting firm, audited our books and accounts for fiscal 2010 and 2009.

During the fiscal years ended January 1, 2011 and January 2, 2010, we had no disagreement with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which a disagreement, if not resolved to the satisfaction of MHM, would have caused them to make reference thereto in their report on our financial statements for such years. During the fiscal years ended January 1, 2011 and January 2, 2010, we did not consult with MHM, regarding any of the matters set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. We expect to select MHM as our independent auditors for fiscal 2011.

Audit Fees

The following table presents aggregate fees billed to us for fiscal 2010 and fiscal 2009 by Mayer Hoffman McCann P.C. (“MHM”):

	2010	2009
Audit Fees(1)	$207,000	$310,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$207,000	$310,000

(1)	Audit fees consist of fees for professional services performed by MHM for the audit of our annual financial statements, reviews of our quarterly financial statements and, consents and other services related to SEC matters.

Pre-Approval of Audit and Non-Audit Services

Our entire Board of Directors, acting as the Audit Committee, approves in advance all services provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	The following financial statements beginning at page F-1:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets

3.	Consolidated Statements of Operations and Comprehensive Earnings (Loss)

4.	Consolidated Statements of Stockholders’ Equity

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

(3)	Exhibits

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 (SEC File No. 001-31309))**

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement dated October 2, 2003, by and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the current report Form 8-K dated November 5, 2003 (SEC File No. 001-31309))**

2.4	Stock Purchase Agreement dated June 15, 2004, by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation (incorporated by reference to the current report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.5	Asset Purchase Agreements dated as of April 18, 2005, between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc. (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed February 3, 2011 (SEC File No. 001-31309))

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed February 3, 2011 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement dated June 26, 1996, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option dated July 29, 1997, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674))*

10.3	Stock Purchase Option dated June 1, 2001, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated June 27, 2001 (SEC File No. 005-36674))*

10.4	Assignment for Patent Application (All Rights) dated August 27, 2003, by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.5	Employment Agreement dated January 1, 2004, by and between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309))*

10.6	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.7	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.8	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.9	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.10	Security Agreement dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Jensen Obligations Assignment and Assumption Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Form of Irrevocable Standby Letter of Credit (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Employment Agreement dated August 6, 2008, between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.15	Item 5.02 on Form 8-K dated February 17, 2009 (describing the compensation arrangements for Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated February 17, 2009 (SEC File No. 001-31309))*

10.16	Amendment to License Agreement dated February 24, 2009, between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.55 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.17	Asset Purchase Agreement dated April 23, 2009, by and between Chambers Belt Company and Tandy Brands, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on May 19, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.18	Amended and Restated Asset Purchase Agreement dated July 9, 2009, between Chambers Belt Company and Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))**

10.19	Guaranty, dated as of July 9, 2009 by Phoenix Footwear Group, Inc. in favor of Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 10.2 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.3 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.21	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.4 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.22	Amendment and Forbearance Agreement dated July 9, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	First Amendment to Forbearance Agreement and Second Amendment to Credit and Security Agreement dated July 31, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 6, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement dated September 29, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement dated October 15, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Fifth Amendment to Credit and Security Agreement dated November 5, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Fourth Amendment to Forbearance Agreement and Sixth Amendment to Credit and Security Agreement dated November 18, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (filed herewith)

10.28	Accounts Receivable and Inventory Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	$4,500,000 Multiple Advance Promissory Note dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Intellectual Property Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Item 5.02 on Form 8-K dated February 11, 2010 (describing the 2010 Cash Bonus Plan for James Riedman, Chairman, Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, filed on February 11, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.32	Amendment to Accounts Receivable and Inventory Security Agreement dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed on May 12, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	$800,000 Promissory Note dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed on May 12, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Loan and Security Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	$3,250,000 Revolving Credit Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.36	$1,000,000 Revolving Credit Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Westran Industrial Loan Co., LLC (incorporated herein by reference to Exhibit 10.3 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.37	$1,000,000 Term Loan Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Westran Industrial Loan Co., LLC (incorporated herein by reference to Exhibit 10.4 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	$500,000 Term Loan Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.5 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.39	Pledge Agreement dated November 3, 2010 made by Phoenix Footwear Group, Inc., in favor of Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.6 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.40	Intellectual Property Security Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., in favor of Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.7 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Deposit Account Control Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., Gibraltar Business Capital, LLC and Pacific Western Bank (incorporated herein by reference to Exhibit 10.8 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.42	Amendment to Employment Agreement between Phoenix Footwear Group, Inc. and James Riedman, dated September 17, 2010 (incorporated herein by reference to Exhibit 10.9 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.43	Distribution Agreement, dated December 28, 2010, between Phoenix Footwear Group, Inc. and Canada Shoe (1998) Corp. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed on January 4, 2011 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.44	Item 1.01 on Form 8-K dated January 26, 2011 (describing the termination of the lease for the corporate headquarters of Phoenix Footwear Group, Inc.) (incorporated herein by reference to Item 1.01 on Form 8-K, filed on February 3, 2011 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.45	Written Description of the employment arrangement between Phoenix Footwear Group, Inc. and Russell Hall (incorporated herein by reference to Exhibit 10.3 on Form 8-K, filed on January 14, 2011, by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.46	Written Description of the employment arrangement between Phoenix Footwear Group, Inc. and Dennis Nelson (incorporated herein by reference to Exhibit 10.4 on Form 8-K, filed on January 14, 2011, by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.47	Item 5.02 on Form 8-K dated March 16, 2011 (describing the compensation arrangements for Greg W. Slack, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, filed on March 22, 2011 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.48	Employment Agreement dated March 16, 2011, by and between Phoenix Footwear Group, Inc. and Greg W. Slack*

21	Subsidiaries of Registrant

24	Power of Attorney

31.1	Certification of James R. Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Greg W. Slack pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX FOOTWEAR GROUP, INC.

Date: April 14, 2011	By:	/S/ JAMES R. RIEDMAN
James R. Riedman President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES RIEDMAN	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 14, 2011
James Riedman

/S/ GREG W. SLACK	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 14, 2011
Greg W. Slack

/S/ STEVEN M. DEPERRIOR*	Director	April 14, 2011
Steven M. DePerrior

/S/ FREDRICK R. PORT*	Director	April 14, 2011
Fredrick R. Port

*By:	/S/ JAMES R. RIEDMAN
(James R. Riedman, Attorney-in-Fact)

PHOENIX FOOTWEAR GROUP, INC.

Index to Consolidated Financial Statements

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Phoenix Footwear Group, Inc.

Carlsbad, California

We have audited the accompanying consolidated balance sheets of Phoenix Footwear Group, Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Footwear Group, Inc. as of January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from continuing operations. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 14, 2011

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for per share data)

	January 1, 2011	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410	$356
Accounts receivable (less allowances of $711 and $767 in 2010 and 2009, respectively)	1,855	2,433
Inventories (less provision of $450 and $338 in 2010 and 2009, respectively)	5,638	6,174
Other current assets	1,471	2,038
Income taxes receivable	137	2,189
Current assets of discontinued operations	404	443

Total current assets	9,915	13,633
PROPERTY, PLANT AND EQUIPMENT, net	742	1,021
OTHER ASSETS:
Other assets	83	48

Total other assets	83	48

TOTAL ASSETS	$10,740	$14,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, current	$2,536	$2,956
Accounts payable	1,785	3,122
Accrued expenses	1,283	1,178
Other current liabilities	206	452
Income taxes payable	—	—
Current liabilities of discontinued operations	412	2,117

Total current liabilities	6,222	9,825
OTHER LIABILITIES:
Long-term term loan	1,500	—
Other long-term liabilities	177	376
Long-term liabilities of discontinued operations	—	—

Total other liabilities	1,677	376

Total liabilities	7,899	10,201
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value — 50,000 shares authorized; 8,408 and 8,383 shares issued and outstanding in 2010 and 2009, respectively	84	84
Additional paid-in-capital	46,101	46,092
Accumulated deficit	(40,536)	(38,831)
Accumulated other comprehensive loss	(165)	(201)
Treasury stock at cost, 217 and 217 shares in 2010 and 2009, respectively	(2,643)	(2,643)

Total stockholders’ equity	2,841	4,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,740	$14,702

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)

YEARS ENDED JANUARY 1, 2011 and JANUARY 2, 2010

(In thousands, except per share data)

	January 1, 2011	January 2, 2010
Net sales	$17,262	$18,762
Cost of goods sold	12,369	13,451

Gross profit	4,893	5,311
Operating expenses:
Selling, general and administrative	8,500	10,950
Other expense (income), net	—	1,018

Total operating expenses	8,500	11,968

Operating loss	(3,607)	(6,657)
Interest expense, net	468	570

Loss before income taxes and discontinued operations	(4,075)	(7,227)
Income tax (benefit) expense	(120)	(2,024)

Loss from continuing operations	(3,955)	(5,203)
Gain (Loss) from discontinued operations, net of tax (including net gain (loss) on sale of $2,564 and $715, respectively)	2,250	(1,788)

Net loss	$(1,705)	$(6,991)

Net (loss) earnings per share
Net loss per share, basic and diluted:
Continuing Operations	$(.48)	$(.64)
Discontinued Operations	.28	(.22)

Net loss	$(.20)	$(.86)

Weighted average shares outstanding used to calculate per share information, basic and diluted	8,170	8,166

Net loss	$(1,705)	$(6,991)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments, net of income taxes of $0 and $0, respectively	36	116

Comprehensive loss	$(1,669)	$(6,875)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount			Shares	Amount
BALANCE — January 3, 2009	8,383	$84	$46,078	$(31,840)	(217)	$(2,643)	$(317)	$11,362

Stock-based compensation	—	—	14	—	—	—	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	116	116
Net loss	—	—	—	(6,991)	—	—	—	(6,991)

BALANCE — January 2, 2010	8,383	$84	$46,092	$(38,831)	(217)	$(2,643)	$(201)	$4,501

Stock-based compensation	—	—	9	—	—	—	—	9
Restricted stock vesting	25
Foreign currency translation adjustments	—	—	—	—	—	—	36	36
Net loss	—	—	—	(1,705)	—	—	—	(1,705)

BALANCE — January 1, 2011	8,408	$84	$46,101	$(40,536)	(217)	$(2,643)	$(165)	$2,841

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 1, 2011 and JANUARY 2, 2010

(In thousands)

	January 1, 2011	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,705)	$(6,991)
Gain (Loss) from discontinued operations	2,250	(1,788)

Loss from continuing operations	(3,955)	(5,203)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	280	323
Provision for losses on accounts receivable	(56)	(356)
Loss on disposal of property and equipment	36	18
Non-cash stock-based compensation	9	14
Amortization of deferred debt issuance costs	124	545
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	599	855
Inventories, net	536	2,882
Other current assets	346	(1,207)
Income taxes receivable	2,052	(1,903)
Increase (decrease) in:
Accounts payable	(1,337)	1,298
Accrued expenses	108	(326)
Other long-term liabilities	(199)	(6)
Income taxes payable	—	(73)

Net cash (used in) provided by operating activities of continuing operations	(1,457)	(3,139)
Gain (Loss) from discontinued operations (including net gain (loss) on sale of $2,564 and $715, respectively)	2,250	(1,788)
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by operating activities:	(4,709)	10,663

Net cash (used in) provided by operating activities of discontinued operations	(2,459)	8,875

Net cash (used in) provided by operating activities	(3,916)	5,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(37)	(60)
Proceeds from sale of discontinued operations	3,073	2,458

Net cash (used in) provided by investing activities from continuing operations	3,036	2,398
Net cash (used in) provided by investing activities from discontinued operations	—	572

Net cash (used in) provided by investing activities	3,036	2,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and line of credit	23,352	43,969
Repayments of notes payable and line of credit	(22,272)	(52,318)
Debt issuance costs	(152)	(490)

Net cash (used in) provided by financing activities	928	(8,839)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6	33

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	54	(100)
CASH AND CASH EQUIVALENTS — Beginning of period	356	456

CASH AND CASH EQUIVALENTS — End of period	$410	$356

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$469	$463
Income taxes	$32	$115

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX FOOTWEAR GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 1, 2011 and JANUARY 2, 2010

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

During fiscal 2010, our products were carried by approximately 730 customers in over 1,155 retail locations throughout the United States We also sold our footwear in Canada through our wholly-owned Canadian subsidiary during fiscal 2009 and fiscal 2010. Beginning in fiscal 2011, we will conduct business in Canada under a license agreement whereby a third party will be the sole importer and distributor of our Trotters and SoftWalk brands in Canada. Our distribution channels include department stores, leading specialty and independent retail stores, mail order catalogues, and internet retailers. We also operate our own direct to consumer internet retail business for all three brands.

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

Certain amounts in the prior year's consolidated financial statements and notes have been reclassified to conform to the current year presentation. These reclassifications were necessary to properly present discontinued operations and had no effect on previously reported net loss or equity.

Accounting Period

Our operating and reporting period is on a 52-53 week fiscal year ending on the Saturday nearest to December 31. We refer to the fiscal year ended January 2, 2010 as “fiscal 2009,” the fiscal year ending January 1, 2011 as “fiscal 2010” and the fiscal year ending December 31, 2011 as “fiscal 2011.” The 52-week fiscal years consist of four equal quarters of 13 weeks each, and the 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for the 53-week fiscal years and 14-week fiscal quarters will not be exactly comparable to the 52-week fiscal years and 13-week fiscal quarters. Fiscal 2010 and fiscal 2009 each include 52 weeks, respectively.

Principles of Consolidation

The consolidated financial statements consist of Phoenix Footwear Group, Inc. and its wholly-owned subsidiaries, Penobscot Shoe Company, H.S. Trask & Co., Belt Company (f/k/a Chambers Belt Company), PXG Canada, Inc. and Phoenix Delaware Acquisition Company (d/b/a Tommy Bahama Footwear). Intercompany accounts and transactions have been eliminated in consolidation.

Net sales relating to our Canadian operations for fiscal 2010 and fiscal 2009 were $1.0 million and $1.2 million, respectively.

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

With the discontinuance of the Tommy Bahama business operations in the first quarter of fiscal 2009 and the discontinuance of Chambers’ operations in the third quarter of fiscal 2009, we had only one reportable segment in both fiscal 2009 and 2010 consisting of Trotters, SoftWalk and H.S. Trask.

Business and Credit Concentrations

We maintain cash in U.S. bank accounts which, at times, may exceed federally insured limits. Additionally, we maintain foreign bank accounts with certain international banks; these accounts totaled approximately $142,000 and $73,000 at January 1, 2011 and January 2, 2010, respectively. Both of these potentially subject us to concentration of credit risk. We have not experienced any losses in such accounts, and believe we are not exposed to any significant risk on our cash.

We sell much of our footwear to 730 customers across the United States, comprised of department stores, leading specialty and independent retail stores, mail order catalogues and internet retailers. A decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Additionally, the financial difficulties of a customer could cause us to curtail business with that customer or the customer to reduce its business with us and cancel orders. Ten significant customers represented approximately 52% and 45% of our net sales from continuing operations in fiscal 2010 and fiscal 2009, respectively, including one customer, which comprised 12.6% of net sales in fiscal 2010.

We extend credit to these customers based on an evaluation of each customer’s financial condition. We monitor our exposure for credit losses on all receivables and maintain allowances for anticipated losses. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Four of our customers constituted 40% of trade accounts receivable outstanding at January 1, 2011. Our inability to collect on our trade accounts receivable from any of our major customers could adversely affect our results of operation and financial condition.

We currently buy all our products from four independent contract manufacturers located in China. As of January 1, 2011, one of our vendors constituted 20% of our accounts payable. We do not have long-term written agreements with any of our manufacturers. We could experience difficulties with these manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, this could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations. In addition, our operations are subject to the customary risks of doing business abroad, including but not limited to currency fluctuations and revaluations, custom duties and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes and, in certain parts of the world, political instability.

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

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt instrument. Amortization expense associated with deferred financing costs is recorded as interest expense and totaled $124,000 and $545,000 in fiscal 2010 and fiscal 2009, respectively. The amortization expense in fiscal 2010 is the result of debt costs which were fully expensed due to the First Community Financial early pay off of the revolving credit facility and amortization expense associated with our Gibraltar Business Capital revolving credit facility. The amortization expense in fiscal 2009 is the result of debt costs which were fully expensed due to the Wells Fargo early pay off of the revolving credit facility and amortization expense associated with our First Community Financial revolving credit facility. As of January 1, 2011, deferred financing costs of $45,000 and $83,000 were included in other current assets and other assets.

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

The following table summarizes our major classes of property, plant and equipment:

	January 1, 2011	January 2, 2010	Useful Lives (Years)
	(In thousands)
Land and buildings	$688	$688	25 years
Machinery, furniture and equipment	792	1,176	4 - 10 years
Leasehold improvements	252	215	2 - 10 years
Computer hardware and software	567	903	2 - 5 years
Vehicles	—	47	4 - 5 years

	2,299	3,029
Less accumulated depreciation and amortization	(1,557)	(2,008)

Property, plant and equipment, net	$742	$1,021

In conjunction with our settlement to terminate our lease with H.G. Fenton at the end of February, 2011, we expensed $15,000 in lease hold improvements for our location on 5840 El Camino Real, Carlsbad, CA. Depreciation expense for fiscal 2010 and fiscal 2009 was $280,000 and $323,000, respectively.

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

Product Design and Development Costs

Expenditures relating to the design of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and included in SG&A. The amounts charged to expense were $169,000 and $453,000 in fiscal 2010 and fiscal 2009, respectively.

Advertising Programs

We capitalize direct-response advertising costs when (1) it can be shown that customers responded to a specific advertisement and (2) there is a probable future economic benefit. Direct-response advertising costs, such as those for our catalogues, are capitalized and amortized over their useful lives (generally two to four months). As of January 1, 2011, we had no capitalized advertising costs. We expense nondirect-response advertising production costs as incurred and record communication costs as an expense when the advertisement first takes place. Catalogue and other advertising costs totaled $229,000 and $476,000 during fiscal 2010 and fiscal 2009 respectively.

We participate in certain cooperative advertising programs to reimburse a portion of advertising and marketing costs that our customers may incur. Such costs include mailing expenses for catalogues and advertisement runs in newspapers, magazines, radio and television. We record cooperative advertising costs as an expense when the advertising first takes place. Total cooperative advertising expense, which was included in SG&A, was $127,000 and $341,000 for fiscal 2010 and fiscal 2009, respectively.

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

Options and stock rights outstanding to purchase 666,000 and 664,000 shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2010 and fiscal 2009, respectively, because their inclusion would have been anti-dilutive.

Reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for fiscal 2010 and fiscal 2009 is as follows:

	2010	2009
	(In thousands, except per share data)
(Loss) earnings per share from continuing operations, basic and diluted:
(Loss) earnings from continuing operations	$(3,955)	$(5,203)
Weighted average common shares outstanding	8,170	8,166

(Loss) earnings per share from continuing operations, basic and diluted	$(0.48)	$(.64)

(Loss) earnings per share from discontinued operations, basic and diluted:
(Loss) earnings from discontinued operations	$2,250	$(1,788)
Weighted average common shares outstanding	8,170	8,166

(Loss) earnings per share from discontinued, basic and diluted	$.28	$(.22)

Recent Accounting Pronouncements

In April 2010, the FASB issued an accounting standards update to ASC Topic No. 718, Compensation Stock Compensation. ASC No. 718 stipulates that a share-based payment award that contains a condition that is not a market, performance, or a service condition is required to be classified as a liability. This update clarifies that when an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades differs from the functional currency of the employer entity or payroll currency of the employee, such award should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update will be effective for fiscal years beginning on or after December 15, 2010, which will be our 2011 fiscal year. The amendments in this update should be applied by recording a cumulative effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied and should be presented separately. Early adoption is permitted; however, the Company does not plan to adopt the amendments early. We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements.

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

During fiscal 2009, we took several actions to restructure and reduce our business operations, overhead structure and bank debt in an effort to return to profitability. These included: shutting down the Tommy Bahama footwear division, reducing our administrative expenses, including reducing our executive team and employee headcount, monetizing working capital from the sale of the certain Chambers’ assets, and replacing our Wells Fargo credit facility with an Accounts Receivable and Inventory Security Agreement with First Community Financial.

In fiscal 2010, we established a new credit facility with Gibraltar Business Capital which replaced our First Community Financial credit facility. We also entered into an exclusive distribution agreement with Canada Shoe (1998) Corp. (the “Distributor”) while negotiating an exit from our management services agreement with Double J. The new credit facility provides a greater line of credit than was in place with First Community Financial and allows a greater utilization of inventory balances for collateral to be included in the borrowing base. The new Canadian distribution agreement provides for the Distributor to purchase our current inventory for $200,000. The additional capital from both agreements will be used to catch up with past due payments to footwear factories both in China and Brazil. We believe this additional access to capital provides us with enough capacity to continue to manage the business and flow inventory for the peak shipping season ahead. Based upon anticipated levels of sales and operations and provided that there is no default and acceleration of our revolving line of credit, we believe we have sufficient liquidity (including working capital, anticipated funds from operations and availability under our revolving line of credit) to fund operations and meet our operating, working capital and investment requirements for the next twelve months.

There can be no assurance that we will achieve our overall goal or that the targeted benefits from our restructuring actions will be adequate in that regard. A continuation or worsening of the current downturn in the economy may affect consumer purchases of our products and adversely impact our sales and profitability. Accordingly, if the anticipated sales growth does not materialize, the possibility exists that there may be insufficient availability under our revolving credit facility for planned inventory purchases. In the absence of increased sales levels we would need to pursue a variety of alternatives to avoid delayed or missed inventory shipments. These alternatives include seeking the reestablishment of vendor financing and an increase under our revolving line of credit and management of our working capital, including reducing our inventory purchases and/or liquidating in-stock inventory by way of close out sales (which would adversely impact gross margins). While we have no assurance of the first two alternatives, we believe that the management of working capital is to a large extent within our control and will allow us to address liquidity issues, but with an adverse impact to our financial performance.

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

Chambers

On July 9, 2009, we sold to Tandy Brands Accessories, Inc. (“Tandy”) substantially all of Chambers Belt Company’s (our former belt and accessories business n/k/a Belt Company) assets (excluding, among other assets, accounts receivable, cash and cash equivalents) used in the operation of our private label and Wrangler brand businesses. We conducted the Wrangler brand business under a License Agreement dated January 1, 2007 between Chambers and Wrangler pursuant to which Chambers had the right to sell Wrangler branded products to the mass market (the “Mass License”) and a License Agreement dated January 1, 2008 between Chambers and Wrangler pursuant to which Chambers had the right to sell to the western store market (the “Western License”). Also Tandy assumed all of Chambers’ obligations arising after the closing under vendor and customer purchase orders, Chambers’ Maquiladora Agreement and certain leases. In partial payment of the purchase price due for the purchased assets, Tandy paid to us, at the closing, approximately $3.5 million in immediately available funds, including approximately $2.6 million for inventory and $567,000 for fixed assets. As additional purchase price consideration, during the first 12 months after the closing, Tandy was obligated to pay us on a monthly basis 21.5% of the net revenue that Tandy recognized from sales of private label products previously sold by Chambers, Chambers trademark branded products and Wrangler branded products to the mass merchandise market (“earn-out”), less a $150,000 adjustment provided per the earn-out provisions of the purchase agreement as Tandy reached the predetermined earn-out milestone and less $430,000 of prepaid earn-out received at closing. As of January 2, 2010, we had recognized $2.9 million in Tandy earn-out payments. As of January 2, 2010, we had $833,000 recorded in earn-out receivable, which was included in other current assets of continuing operations. We had collected substantially all of Chambers’ accounts receivable and were in the process of settling its accounts payable. As of January 1, 2011, we have recorded $5.4 million of earn-out revenue, which includes all of the twelve month earn-out period reported to us by Tandy, of which $2.6 million was recognized in the first nine months of fiscal 2010. The earn-out reported to us by Tandy was subject to audit by us and was finalized in the fourth quarter of fiscal 2010. Based on these results, we believe we have additional earn-out revenue; however, Tandy has claimed that they have overpaid us does not agree with our findings. As we have been unable to reach an agreement with Tandy regarding the earn-out we believe is due to us, we filed a lawsuit on February 14, 2011, against Tandy in the Superior Court of the State of Delaware in Newcastle County, seeking recovery of $524,257, representing an underpayment of the earn-out payment due under the Asset Purchase Agreement dated July 9, 2009, based on the results of the audit we performed in the fourth quarter of fiscal 2010. Tandy believes that they overpaid Chambers, and are owed a refund of $609,000 of the $2.6 million in earn-out payment revenue we recognized in fiscal 2010. On April 4, 2011, Tandy filed a claim in Delaware Chancery Court, seeking to stay the Superior Court action, and to compel us to arbitrate under the terms of the Asset Purchase Agreement. Tandy has argued that whether the results of the earn-out audit are subject to arbitration is an issue to be determined by an arbitrator.

As of January 1, 2011, we had $75,000 recorded in earn-out receivable, which was included in other current assets of continuing operations. This, along with any additional earn-out revenue, if any, will be netted against $181,000 due Tandy for prepaid earn-out received at closing, which was included in other current liabilities of continued operations. During fiscal 2010, Chambers collected or wrote off all of its accounts receivable and significantly reduced its accounts payable from $1,556,000 to $111,000.

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

For consolidated financial statement reporting purposes, commencing with the first quarter of fiscal 2009, we began reporting Chambers as discontinued operations. In connection with ceasing the Chambers business, during the second and third quarters of fiscal 2009, we incurred $448,000 of severance charges. The unpaid balance related to these charges as of January 2, 2010 was $25,000, which was paid in the first quarter of fiscal 2010. In fiscal 2010 we recorded a net gain of $2.4 million primarily from Tandy earn-out payments. In addition, we recorded in fiscal 2009 a net gain on sale of $824,000, which included the $2.9 million in Tandy earn-out payments and the $79,000 gain on sale of fixed assets, offset by non-cash charges of $1.7 million for write-off of inventory and fixed assets and $384,000 of other cash charges associated with exiting the business.

PXG Canada

On December 28, 2010, we entered into an exclusive distribution agreement with Canada Shoe (1998) Corp. (the “Distributor”). The agreement grants the Distributor an exclusive right to distribute Trotters and SoftWalk branded footwear and related products in Canada. The agreement is effective on January 1, 2011, for an initial term of three years, with a three-year renewal option subject to the mutual agreement of both parties. The Distributor’s exclusivity under the agreement is subject to its satisfaction of certain minimum annual performance and advertising requirements. As part of the agreement, the Distributor will purchase our current inventory for $200,000. The Agreement also provides for a 20% royalty payable to us on subsequent inventory purchases by the Distributor.

In parallel with the implementation of this distributor agreement, we negotiated an exit from the management services agreement with Double J, the company that had been running our Canadian operations over the last several years. On January 27, 2011 we signed a termination agreement that ended the contract ahead of its expiration date of December 31, 2011. In exchange for the termination, we agreed to pay Double J $124,000.

During the first half of fiscal 2011 we will work to liquidate all the remaining working capital by selling inventory to the new distributor and collecting out receivables. We intend to formally cease operating PXG Canada, file final tax returns and dissolve the Canadian corporation.

For consolidated financial statement reporting purposes, commencing with the fourth quarter of fiscal 2010, we began reporting PXG Canada as discontinued operations. In connection with ceasing Canadian operation under PXG Canada and moving to a distributor agreement, during the fourth quarter of fiscal 2010, we incurred $38,000 of severance charges. The unpaid balance related to these charges as of January 1, 2011 was $38,000, which were paid in the first quarter of fiscal 2011. In addition, we recorded in fiscal 2010 the cost of $124,000 for the termination of the management services agreement.

Presentation of Discontinued Operations

The following table summarizes the results of the Tommy Bahama, Chambers, and PXG Canada businesses for fiscal 2010 and fiscal 2009:

	2010	2009
	(In thousands)
Net sales	$988	$19,165
Cost of goods sold and operating expenses	1,302	21,668
Net gain on sale	2,564	715

Earnings (loss) from discontinued operations	$2,250	$(1,788)

Interest expense incurred on the debt that was required to be repaid as a result of each sale was allocated to discontinued operations for the periods presented and is included in cost of goods sold and operating expenses. Interest expense of $0 and $434,000 was allocated to discontinued operations in fiscal 2010 and fiscal 2009, respectively.

Assets and liabilities of Tommy Bahama, Chambers, and PXG Canada businesses included in the Consolidated Balance Sheets are summarized as follows:

	January 1, 2011	January 2, 2010
	(In thousands)
Assets
Accounts receivable, net	$139	$185
Inventories, net	213	218
Other current assets	52	40

Total Current Assets	$404	$443

Liabilities
Accounts payable	179	1,784
Accrued liabilities	233	104
Other current liabilities	0	229
Total Current Liabilities	$412	$2,117

Cash flows from operating activities of discontinued operations are summarized in the Consolidated Statements of Cash Flows. Included in those amounts are $4.7 million and $10.7 million of adjustments to reconcile loss from discontinued operations to net cash (used in) provided by operating activities for fiscal 2010 and fiscal 2009, respectively.

The adjustment for fiscal 2010 is primarily comprised of a $1.5 million decrease in accounts payable and accrued expenses and $3.1 million of cash collected from the earnout. The adjustment for fiscal 2009 is primarily comprised of a $8.3 million decrease in accounts receivable, a $8.8 million decrease in net inventory as a result of the monetization of the Tommy Bahamas and Chambers assets, offset by a $3.4 million decrease in accounts payable and accrued expenses, $2.0 million of earn-out revenue and non-cash adjustments of $845,000, including the $400,000 release of the holdback liability related to the Tommy Bahama business.

4.     COMMITMENTS AND CONTINGENCIES

We lease facilities under operating lease agreements expiring through April 2014. Our corporate headquarters is located in Carlsbad, California and consisted of approximately 22,000 square feet during fiscal 2010. After relocating the corporate headquarters within Carlsbad, California in February 2011, we now lease 5,200 square feet. During January 2011, we entered into an agreement to terminate the prior lease and settle the payments due for the unexpired balance of the lease term. This settlement amount of $308,000 was recognized in fiscal 2010 and is included in the total rent expense amount for fiscal 2010. See Note 12 Subsequent Events for further explanation. Also, as part of the settlement agreement, our landlord was allowed to keep the $41,000 deposit. This amount was recognized in 2010 and is also included in total rent expense for 2010. Concurrently, while settling with our former landlord, we entered into a new lease agreement. This lease commenced in February 2011 and will expire in April 2014. Finally, in February 2011, we negotiated a settlement in the amount of $26,200 to amend the cancellation date of our New York showroom lease from February 29, 2012 to March 14, 2011. The terms of the settlement require us to pay three monthly installments of $8,700 on March 1, 2011 April 1, 2011 and May 1, 2011. We also agreed to let the landlord keep the $7,800 deposit. Both the settlement of $26,200 and the deposit of $7,800 were recognized in fiscal 2010 and are included in the total rent expense for 2010. Minimum lease payments, which take into account escalation clauses, are recognized on a straight-line basis over the minimum lease term. Rent expense included in continuing operations for fiscal 2010 and fiscal 2009 was $873,000 and $507,000 respectively.

We also lease certain equipment under an operating lease agreement expiring in December 2011.

Future minimum commitments under the facilities and equipment lease agreements are as follows:

(In thousands)
Year ending December:
2011	$121
2012	$53
2013	$53
2014	$18

Total	$245

We occasionally become involved in litigation arising from the normal course of business. The ultimate amount of liability or financial impact with respect to these actions at January 1, 2011 cannot be determined as such matters are subject to many uncertainties and outcomes are not predictable with assurance. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our financial position, results of operations, or cash flows. As discusses in footnote 3 above, we are currently in litigation with Tandy related to the earn-out reported to us by Tandy was subject to audit by us which was finalized in the fourth quarter of fiscal 2010.

5.    DEFINED CONTRIBUTION PLAN

We have a defined contribution 401(k) savings plan (“the Plan”), which covers substantially all employees. The Plan allows employees to elect to contribute a portion of their wages on a tax-deferred basis, and the Company may match, at our discretion, a portion of the employee contribution. The cost recognized for the employer match in fiscal 2010 totaled $4,300. There was no employer matching contribution in fiscal 2009.

6.    DEBT

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

On November 3, 2010, we entered into a Loan and Security Agreement with Gibraltar Business Capital, LLC (“Gibraltar Business Capital”) as agent for the benefit of Gibraltar Business Capital and Westran Industrial Loan Co., LLC (“Westran Industrial Loan Co.”), (collectively “the Lenders”), for a three-year revolving credit facility and a three-year term loan, collateralized by substantially all of our assets and those of our subsidiaries. The Loan and Security Agreement provides for up to $5.75 million in borrowing capacity consisting of a secured first lien revolving credit facility of up to $4.25 million (subject to a borrowing base which includes eligible accounts receivable and eligible inventory formulas) with a three-year maturity (the “Revolving Credit Facility”) and a secured second lien term loan of $1.5 million with a three-year maturity (the “Term Loan Facility”). Gibraltar Business Capital, LLC is a first lien lender with a 76% participation in the revolving loan facility and a second lien lender with a 33% participation in the term loan facility. Westran Industrial Loan Co., LLC is a first lien lender with a 24% participation in the revolving loan facility and a second lien lender with a 67% participation in the term loan facility.

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

Borrowings under the Revolving Credit Facility bear interest at a minimum rate equal to the prime rate (subject to a minimum prime rate of not less than 3.25%) plus 8% or 11.25% per annum as determined by the bank from time to time. Borrowings under the Term Loan Facility bear interest at a rate equal to greater of 16% per annum or the prime rate (subject to a minimum prime rate of not less than 3.25%) plus 12.75%. In addition, the Company will be charged a $5,000 monthly loan servicing fee. A prepayment premium will be due the lenders if the Company terminates the credit facility prior to the original three year term date. If the prepayment occurs prior to November 3, 2011, the amount will be equal to 3% of the prepayment determination amount, if it occurs on or after November 3, 2011 but before November 3, 2012, it will be equal to 2% of the prepayment determination amount and if the prepayment occurs on or after November 3, 2012 but prior to the maturity date, the amount will be equal to 1% of the total prepayment determination amount. The Loan and Security Agreement includes various financial and other covenants with which the Company has to comply in order to maintain borrowing availability and avoid penalties, including maintaining required EBITDA amounts.

Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Loan and Security Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the Lenders’ security interests, change in control events, and material adverse change. The occurrence of an event of default will increase the interest rate by 4.0% over the rate otherwise applicable and could result in the acceleration of all obligations of the Company to the Lenders with respect to indebtedness, whether under the Loan and Security Agreement or otherwise. As of January 1, 2011, we were not aware of any occurrence of default.

As of January 1, 2011 and January 2, 2010, debt consisted of the following:

	January 1, 2011	January 2, 2010
	(In thousands)
Revolving line of credit with Gibraltar Business Capital; secured by all of the Company’s personal property; interest payable monthly and bears a rate at the greater of 11.25% per annum or the prime rate (subject to a minimum prime rate of not less than 3.25%) plus 8.00% (stated rate of 11.25% at January 1, 2011)	$2,536	$—
Term loan facility with Gibraltar Business Capital; secured by all of the Company’s personal property; interest payable monthly and bears a rate at the greater of 16.00% per annum or the prime rate (subject to a minimum prime rate of not less than 3.25%) plus 12.75% (stated rate of 16.% at January 1, 2011)	1,500	—
Revolving line of credit with First Community Financial; secured by all of the Company’s personal property; interest payable monthly and bears a rate at the greater of 6.00% per annum or the prime rate plus 2.75% (stated rate of 6.% at January 2, 2010)	—	2,956

	$4,036	$2,956

As of January 1, 2011, we had $261,000 in available borrowing capacity under revolving credit facility.

7.    INCOME TAXES

The following summarizes the income tax expense (benefit) for fiscal 2010 and fiscal 2009:

	2010	2009
	(In thousands)
Current:
Federal	$30	$(2,032)
State	20	8
Foreign	—	—

	50	(2,024)

Deferred:
Federal	(12)	—
State	(158)	—

	(170)	—

Income tax expense (benefit)	$(120)	$(2,024)

Income tax expense (benefit) on our adjusted historical earnings differs from the amounts computed by applying the applicable federal statutory rates due to the following:

	2010	2009
	(In thousands)
Benefit for federal income taxes at the statutory rate	$(1,385)	$(2,475)
State and other taxes, net of federal benefit	(131)	(137)
Items not deductible	9	20
Effect of change to apportioned state rates	—	277
Foreign taxes	—	19
Valuation allowances	1,551	479
Release of FIN48 liability	(170)	—
Other, net	6	(207)

Income tax expense (benefit)	$(120)	$(2,024)

Components of our deferred tax assets (liabilities) as of January 1, 2011 and January 2, 2010 are as follows:

	2010		2009
	Current	Non-current	Current	Non-current
	(In thousands)		(In thousands)
ASSETS
Non-deductible allowances for doubtful accounts	$44	$—	$297	$—
UNICAP	47	—	90	—
Earn-out	33	—	—	—
Other accruals	720	154	864	364

	2010		2009
	Current	Non-current	Current	Non-current
	(In thousands)		(In thousands)
Capital loss carryforward	—	421	—	937
Net operating loss carryforwards	—	13,014	—	11,201
Foreign tax credit carryforward	—		—	1

LIABILITIES
Defined contribution plan	—	—	—	—
Depreciation	—	(159)	—	(158)

Deferred income tax asset (liability)	844	13,430	1,251	12,345
Valuation allowances	(844)	(13,430)	(1,251)	(12,345)

Net deferred tax asset (liability)	$—	$—	$—	$—

We have determined it is more likely than not that our deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded at January 1, 2011 to fully offset the deferred tax asset of $14.3 million.

As of January 1, 2011, we had approximately $31.1 million of net operating loss carryforwards available for federal tax purposes which begin to expire in 2027. As of January 1, 2011, we also had approximately $20.4 million of net operating loss carryforwards for California. These net operating losses begin to expire in 2016. Additionally, as of January 1, 2011, we had $0.4 million of capital loss carryforwards remaining from the pre-tax loss on the sale of Altama. These loss carryforwards will expire in 2012 and may only be utilized against future capital gains.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (excluding interest and penalties):

(In thousands)
Unrecognized tax benefits, January 2, 2010	$186
Increases for prior year tax positions	None
Decreases for prior year tax positions	(13)
Increases for current year tax positions	None
Settlements	None
Lapse of statute of limitations	(91)

Unrecognized tax benefits, January 1, 2011	$82

Estimated interest and penalties related to our unrecognized tax benefits, which are classified as a component of income tax expense, were $(61,000) for fiscal 2010. As of January 1, 2011 and January 2, 2010, accrued interest and penalties were $0 and $0, respectively.

We are subject to taxation in the U.S., Canada and various state tax jurisdictions. For federal tax purposes, our 2003 through 2009 tax years remain open for examination by the tax authorities under the normal three year statute of limitations, including adjustments to the statute for the carry back of net operating losses to prior years. Generally, for state tax purposes, our 2006 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations; however, certain states may keep their statute open for six to ten years. For Canadian tax purposes, our 2006 through 2009 tax years remain open for examination by the tax authorities.

8.    STOCK-BASED COMPENATION

Under the 2001 Long-Term Incentive Plan of Phoenix Footwear Group, Inc. (the “2001 Plan”), we may grant stock options, stock appreciation rights, stock awards and other awards from time to time to key employees, officers, directors, advisors and independent consultants to us or to any of our subsidiaries. Shares available for future option and restricted stock grants as of January 1, 2011 and January 2, 2010 totaled 1.9 million and 2.0 million, respectively.

At January 1, 2011, outstanding stock-based awards consisted of the following:

	Vested	Unvested
	(In thousands)
Service-based stock options	268	100

Total outstanding stock-based awards	268	100

Total stock-based compensation expense recognized for fiscal 2010 and fiscal 2009 was as follows:

	2010	2009
	(In thousands)
Selling, general and administrative	$9	$14

Pre-tax stock-based compensation expense	9	14
Income tax benefit	—	—

Total stock-based compensation expense	$9	$14

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

On October 1, 2010, we granted options for the purchase of 100,000 shares of common stock to a member of senior management at an exercise price of $1.00 per share. We did no grant any other stock-based awards during fiscal 2009 or fiscal 2010. In addition, during the third quarter of fiscal 2010, a total of 50,000 performance-based restricted stock rights issued to our former Chief Executive Officer were cancelled due to his resignation pursuant to the terms of the Company’s employee stock option plan. We did not modify any outstanding stock awards during fiscal 2009 and 2010.

Options outstanding under these arrangements totaled 368,000 and 295,000 as of January 1, 2011 and January 2, 2010, respectively. Of these options outstanding, 268,000 and 295,000 were exercisable as of January 1, 2011 and January 2, 2010, respectively.

The following table summarizes the stock option transactions during fiscal 2010 and fiscal 2009:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding , January 3, 2009	410	7.03	$—
Options granted	—	—	$—
Options exercised	—	—	$—
Options cancelled	(115)	8.65	$—

Options outstanding, January 2, 2010	295	6.40	$—
Options granted	100	1.00	$—
Options exercised	—	—	$—
Options cancelled	(27)	5.51	$—

Options outstanding, January 1, 2011	368	$5.00	$—

Options exercisable, January 1, 2011	268	$6.50	$—

The outstanding stock options as of January 1, 2011 have an exercise price ranging from $1.00-$13.33 per share and expire at various dates through October 2020.

The following table summarizes information about employee stock options outstanding and exercisable at January 1, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at January 1, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 1, 2011	Weighted Average Exercise Price
	(In thousands, except years and exercise price)
$1.00 to $1.73	108	9.0 years	$1.06	8	$1.73
$3.13 to $3.63	80	2.0 years	$3.21	80	$3.21
$4.45 to $5.84	110	3.2 years	$5.49	110	$5.49
$6.85	10	2.9 years	$6.85	10	$6.85
$13.33	60	3.4 years	$13.33	60	$13.33

Total	368	4.7 years	$5.00	268	$6.50

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

As of January 1, 2011, the total compensation cost related to stock-based awards granted to non-employee directors was fully amortized.

The following table summarizes service-based and performance-based stock rights issued as of January 1, 2011:

Stock Rights
(In thousands)
Stock Rights outstanding January 3, 2009	855

Granted	—
Cancelled	(780)

Stock Rights outstanding January 2, 2010	75
Granted	—
Cancelled	(50)
Exercised	(25)

Stock Rights outstanding January 1, 2011	—

In addition to the stock options and restricted stock rights outstanding under the 2001 Plan, we granted options to two separate major stockholders in consideration for debt and debt guarantees. Options outstanding and exercisable under these arrangements totaled 298,000 as of January 1, 2011. These options were granted July 17, 1997 and on various dates during 2001 with an exercise prices ranging from $1.75 to $2.38 per share and expire at various dates through June 2011.

In conjunction with our secondary offering completed on July 19, 2004, we issued 50,000 warrants with an exercise price of $15.00 to the managing underwriters. These warrants expired on July 18, 2009.

9.    OTHER EXPENSE (INCOME), NET

There was no recorded other expense (income) for fiscal 2010. For fiscal 2009, other expense was $1.0 million and consisted of severances related to the elimination of 13 managerial and support positions (excluded the severances specifically related to discontinued operations). The unpaid balance of $39,000 as of January 2, 2010 was paid in the first quarter of fiscal 2010.

10.    RELATED PARTIES

Prior to the sale of the Chambers accessories business in 2009, we provided raw materials, components and equipment utilized in manufacturing its product, to Maquiladora Chambers de Mexico, S.A., a manufacturing company located in Sonora, Mexico. Maquiladora Chambers de Mexico, S.A. provided production related services to convert these raw materials into finished goods for the Company. The Executive Vice President of Sales of the Company’s Chambers accessories business, who is a former principal of Chambers Belt prior to the Company’s 2005 acquisition of the brand, owns an equity interest in Maquiladora Chambers de Mexico, S.A. During fiscal 2009, we purchased a total $1.0 million in production related services from Maquiladora Chambers de Mexico, S.A. Those production related services are included in discontinued operations. As of January 1, 2011 and January 2, 2010, we did not have any assets/liabilities related to Maquiladora Chambers de Mexico, S.A.

11.    ASSETS HELD AND USED

In February of 2011, the Company began working with several interested parties with the intent of completing a sale of the H.S Trask brand in fiscal 2011. As such, we have subsequently classified the assets and liabilities of our H.S. Trask brand as held for sale. In accordance with authoritative guidance we have not reclassified amounts in the year-end balance sheet and have disclosed, in the following table, the carrying amounts of the major classes of assets and liabilities related to our H.S Trask brand as of January 1, 2011 and January 2, 2010:

	January 1, 2011	January 2, 2010
	(In thousands)
Assets
Accounts receivable, net	$83	$74
Inventories, net	425	654
Other current assets	2	2

Total Current Assets	$510	$730

Liabilities
Accounts payable	127	245
Accrued liabilities	2	31
Other current liabilities	—	4
Total Current Liabilities	$129	$280

12.    SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date through the financial statement issuance date of April 14, 2011 to determine if financial statement recognition or additional disclosure is required.

On December 28, 2010, we entered into an exclusive distribution agreement with Canada Shoe (1998) Corp. (the “Distributor”). In parallel with the implementation of this agreement, we negotiated an exit from the management services agreement with Double J, the company that had been running the Canadian operations for us over the last several years. On January 27, 2011 we signed a termination agreement that ended the contract ahead of the expiration date of December 31, 2011. In exchange for the termination, we agreed to pay Double J $124,000.

On January 26, 2011, we entered into an agreement with H.G. Fenton Property Company, (“Fenton”), the landlord for our former corporate headquarters office in Carlsbad, California regarding the payment of our remaining lease obligation. This agreement terminated the lease as of February 11, 2011 and provides for the payment of the remaining eight months of the obligation in the amount of $308,000 to be spread over a 24 month period at a rate of 8% per annum. Payments began on February 1, 2011 and shall continue on the first calendar date of the month thereafter until the obligation is paid in full. Fenton may declare the balance immediately due and payable upon the failure to make the specified monthly payment. This settlement amount was recognized in fiscal 2010 and is included in the total rent expense amount for fiscal 2010.

Concurrently, we relocated our corporate headquarters have been relocated within Carlsbad, California to a smaller facility, in which we entered into an agreement with Air Commercial Real Estate Association to lease office facilities in Carlsbad, California. The lease commenced in February 2011 and will expire in April 2014. We also pay taxes, maintenance and insurance in addition to the lease obligation. Minimum lease payments, which take into account escalation clauses, are recognized on a straight-line basis over the minimum lease term.

Effective the close of business on January 31, 2011, following a shareholder approval on January 28, 2011, we effected a 1-for-200 reverse stock split immediately followed by a 200-for-1 forward stock split of our common stock. As a result, our registered shareholders owning fewer than 200 shares of common stock of record prior to the reverse stock split had their pre-split shares cancelled and converted into the right to receive cash consideration of $0.75 per pre-split share. As a result of the Reverse/Forward Stock Split we repurchased approximately 12,800 shares for $9,600. The repurchased shares have been recorded as treasury stock.

On February 2, 2011, we entered into an agreement with Joseph P Day Realty Corp, as agent for Ronbet 366 LLC (“Landlord”) to amend the expiration date of our New York Showroom lease from February 29, 2011 to March 14, 2011. The settlement provides we pay $26,200 in three monthly installments of $8,700 on March 1, 2011, April 1, 2011 and May 1, 2011. If any payment is made late or any payment by check is returned uncollected by the bank for any reason then the Landlord shall have the right to commence an action to collect the same.

SCHEDULE II CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended January 1, 2011 and January 2, 2010

	Sales and Sales Returns Allowances and Allowance for Doubtful Accounts	Reserve for Obsolete Inventory
	(In thousands)
Balance, January 3, 2009	1,124	579

Provision	2,615	253
Write-off, disposal, costs, and other	(2,972)	(494)

Balance, January 2, 2010	$767	$338

Provision	2,563	649
Write-off, disposal, costs, and other	(2,619)	(537)

Balance, January 1, 2011	$711	$450

3)	Exhibits.

2.1	Agreement and Plan of Merger dated as of June 16, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., PFG Acquisition, Inc. and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 (SEC File No. 001-31309)) **

2.2	Letter Amendment to Agreement and Plan of Merger dated August 6, 2003, by and among Phoenix Footwear Group, Inc., H.S. Trask & Co., and PFG Acquisition, Inc., and Nancy Delekta as stockholder representative (incorporated by reference to our quarterly report on Form 10-Q filed August 12, 2003 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.3	Stock Purchase Agreement dated October 2, 2003, by and Among Dan J. and Denise L. Costa, as trustees of the Dan J. and Denise L. Costa 1997 Family Trust and Douglas Vient as trustee of the Kelsie L. Costa Trust and the Daniel S. Costa Trust, Royal Robbins, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the current report Form 8-K dated November 5, 2003 (SEC File No. 001-31309)) **

2.4	Stock Purchase Agreement dated June 15, 2004, by and among Phoenix Footwear Group, Inc., W. Whitlow Wyatt and Altama Delta Corporation (incorporated by reference to the current report on Form 8-K for June 15, 2004 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) **

2.5	Asset Purchase Agreements dated as of April 18, 2005, between Chambers Delaware Acquisition Company and Chambers Belt Company and Stockholders of Chambers Belt Company (incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q filed on May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) **

2.6	Asset Purchase Agreement dated August 3, 2005 by and among Phoenix Delaware Acquisition, Inc., The Paradise Shoe Company, LLC, Tommy Bahama Group, Inc., Sensi USA, Inc., and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on August 9, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) **

2.7	Stock Purchase Agreement dated June 18, 2007, between Phoenix Footwear Group, Inc. and Kellwood Company (incorporated by reference to Exhibit 2.1 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.8	Asset Purchase Agreement dated June 18, 2007, between PXG Canada Inc. and Canadian Recreation Products, Inc. (incorporated by reference to Exhibit 2.2 on Form 10-Q filed on August 14, 2007 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

2.9	Stock Purchase Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Tactical Holdings, Inc. (incorporated by reference to Exhibit 2.1 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix B of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.2	By-Laws (incorporated herein by reference to Appendix C of the definitive Proxy Statement on Schedule 14A dated March 29, 2002 (SEC File No. 000-00774))

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit A of the Definitive Proxy Statement on Schedule 14A dated April 14, 2003 (SEC File No. 001-31309))

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed February 3, 2011 (SEC File No. 001-31309))

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed February 3, 2011 (SEC File No. 001-31309))

10.1	Stock Purchase Agreement dated June 26, 1996, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 2 of Form 8-K dated July 10, 1996 (SEC File No. 000-00774))

10.2	Stock Purchase Option dated July 29, 1997, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and Riedman Corporation (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated August 11, 1997 (SEC File No. 005-36674)) *

10.3	Stock Purchase Option dated June 1, 2001, between Phoenix Footwear Group, Inc. (f/k/a Daniel Green Company) and James R. Riedman (incorporated by reference to Exhibit 99.1 of Form SC 13D/A dated June 27, 2001 (SEC File No. 005-36674)) *

10.4	Assignment for Patent Application (All Rights) dated August 27, 2003, by and between Wilhelm F. Pfander and Phoenix Footwear Group, Inc. (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)) *

10.5	Employment Agreement dated January 1, 2004, by and between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.17 to the annual report on Form 10-K dated March 26, 2004 (SEC file No. 001-31309)) *

10.6	Summary of Phoenix Footwear Group, Inc. Division Management Bonus Plan (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.7	Summary of Phoenix Footwear Group Corporate Executive Incentive Plan (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q filed May 24, 2005 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.8	Form of Deferred Stock Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.9	Form of Deferred Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 on Form 8-K filed October 4, 2006 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.10	Security Agreement dated December 28, 2007, between Phoenix Footwear Group, Inc., Altama Delta Corporation and Altama Delta (Puerto Rico) Corporation (incorporated by reference to Exhibit 10.2 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.11	Jensen Obligations Assignment and Assumption Agreement dated December 29, 2007, between Phoenix Footwear Group, Inc. and Altama Delta Corporation (incorporated by reference to Exhibit 10.6 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.12	Escrow Agreement, dated December 29, 2007, between Phoenix Footwear Group, Inc., Tactical Holdings, Inc. and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.8 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.13	Form of Irrevocable Standby Letter of Credit (incorporated by reference to Exhibit 10.9 on Form 8-K filed on January 4, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.14	Employment Agreement dated August 6, 2008, between Phoenix Footwear Group, Inc. and James R. Riedman (incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2008 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.15	Item 5.02 on Form 8-K dated February 17, 2009 (describing the compensation arrangements for Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, dated February 17, 2009 (SEC File No. 001-31309)) *

10.16	Amendment to License Agreement dated February 24, 2009, between Tommy Bahama Group, Inc. and Phoenix Footwear Group, Inc. (incorporated herein by reference to Exhibit 10.55 on Form 10-K filed on April 20, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.17	Asset Purchase Agreement dated April 23, 2009, by and between Chambers Belt Company and Tandy Brands, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on May 19, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.18	Amended and Restated Asset Purchase Agreement dated July 9, 2009, between Chambers Belt Company and Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 2.1 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) **

10.19	Guaranty, dated as of July 9, 2009 by Phoenix Footwear Group, Inc. in favor of Tandy Brands Accessories, Inc. (incorporated herein by reference to Exhibit 10.2 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.20	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.3 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.21	Amendment, Assignment and Assumption Agreement dated July 9, 2009, among Chambers Belt Company, Tandy Brands Accessories, Inc. and Wrangler Apparel, Inc. (incorporated herein by reference to Exhibit 10.4 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.22	Amendment and Forbearance Agreement dated July 9, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 on Form 8-K/A filed on July 13, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.23	First Amendment to Forbearance Agreement and Second Amendment to Credit and Security Agreement dated July 31, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 6, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.24	Second Amendment to Forbearance Agreement and Third Amendment to Credit and Security Agreement dated September 29, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.1 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.25	Third Amendment to Forbearance Agreement and Fourth Amendment to Credit and Security Agreement dated October 15, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.26	Fifth Amendment to Credit and Security Agreement dated November 5, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 on Form 10-Q filed on November 17, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.27	Fourth Amendment to Forbearance Agreement and Sixth Amendment to Credit and Security Agreement dated November 18, 2009 among Phoenix Footwear Group, Inc. and its subsidiaries and Wells Fargo Bank, N.A. (filed herewith)

10.28	Accounts Receivable and Inventory Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.29	$4,500,000 Multiple Advance Promissory Note dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.30	Intellectual Property Security Agreement dated December 4, 2009, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on December 4, 2009 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.31	Item 5.02 on Form 8-K dated February 11, 2010 (describing the 2010 Cash Bonus Plan for James Riedman, Chairman, Russell Hall, Chief Executive Officer and President, and Dennis Nelson, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, filed on February 11, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.32	Amendment to Accounts Receivable and Inventory Security Agreement dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed on May 12, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.33	$800,000 Promissory Note dated April 29, 2010, among Phoenix Footwear Group, Inc. and its subsidiaries and First Community Financial, a Division of Pacific Western Bank (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed on May 12, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.34	Loan and Security Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.1 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.35	$3,250,000 Revolving Credit Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.2 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.36	$1,000,000 Revolving Credit Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Westran Industrial Loan Co., LLC (incorporated herein by reference to Exhibit 10.3 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.37	$1,000,000 Term Loan Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Westran Industrial Loan Co., LLC (incorporated herein by reference to Exhibit 10.4 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.38	$500,000 Term Loan Note dated November 3, 2010 among Phoenix Footwear Group, Inc., Penobscot Shoe Company, HS Trask & CO., and Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.5 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.39	Pledge Agreement dated November 3, 2010 made by Phoenix Footwear Group, Inc., in favor of Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.6 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.40	Intellectual Property Security Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., in favor of Gibraltar Business Capital, LLC (incorporated herein by reference to Exhibit 10.7 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.41	Deposit Account Control Agreement dated November 3, 2010 among Phoenix Footwear Group, Inc., Gibraltar Business Capital, LLC and Pacific Western Bank (incorporated herein by reference to Exhibit 10.8 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.42	Amendment to Employment Agreement between Phoenix Footwear Group, Inc. and James Riedman, dated September 17, 2010 (incorporated herein by reference to Exhibit 10.9 on Form 10-Q, filed on November 16, 2010 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))*

10.43	Distribution Agreement, dated December 28, 2010, between Phoenix Footwear Group, Inc. and Canada Shoe (1998) Corp. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed on January 4, 2011 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.44	Item 1.01 on Form 8-K dated January 26, 2011 (describing the termination of the lease for the corporate headquaters of Phoenix Footwear Group, Inc.) (incorporated herein by reference to Item 1.01 on Form 8-K, filed on February 3, 2011 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309))

10.45	Written Description of the employment arrangement between Phoenix Footwear Group, Inc. and Russell Hall (incorporated herein by reference to Exhibit 10.3 on Form 8-K, filed on January 14, 2011, by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.46	Written Description of the employment arrangement between Phoenix Footwear Group, Inc. and Dennis Nelson (incorporated herein by reference to Exhibit 10.4 on Form 8-K, filed on January 14, 2011, by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.47	Item 5.02 on Form 8-K dated March 16, 2011 (describing the compensation arrangements for Greg W. Slack, Chief Financial Officer and Secretary) (incorporated herein by reference to Item 5.02 on Form 8-K, filed on March 22, 2011 by Phoenix Footwear Group, Inc. (SEC File No. 001-31309)) *

10.48	Employment Agreement dated March 16, 2011, by and between Phoenix Footwear Group, Inc. and Greg W. Slack*

21	Subsidiaries of Registrant

24	Power of Attorney

31.1	Certification of James R. Riedman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Greg W. Slack pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.